Form 10-Q
period 1995-03-31
EMERGENT GROUP INC
filed 1995-05-15
CIK 277028

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended March 31, 1995

                     Commission File Number 0-8909

                          EMERGENT GROUP, INC.
        (Exact name of registrant as specified in its charter)

               South Carolina                     57-0513287
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)

                                P. O. Box 17526
                       Greenville, South Carolina 29606
                   (Address of principal executive offices)
                                  (Zip Code)

                                (803) 235-8056
                         (Registrant's telephone number)

       Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

          CLASS OF COMMON STOCK           Outstanding at April 30, 1995

       Common       $ .05 par value                  200,574.56

       Class A Common  $ .05 par value            9,803,438.44

PART 1 - FINANCIAL INFORMATION

EMERGENT GROUP, INC. AND SUBSIDIARIES

Set forth on pages 3 through 7 are the consolidated balance sheet as of December 31, 1994 and the unaudited consolidated balance sheet as of March 31, 1995 of Emergent Group, Inc. and subsidiaries and the unaudited consolidated statements of income for the three-month periods ended March 31, 1995 and 1994 and unaudited consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994.

Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December
31, 1994, from which the consolidated balance sheet as of that date is derived.

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                               1995     December 31,
                                            (Unaudited)     1994
                                                  (in thousands)
ASSETS
Cash and cash equivalents, including
  reverse repurchase agreements of
  $44,000 in 1995 and $378,000 in 1994      $  1,183       $    384
Short-term investments, at cost                  197            597

Accounts receivable, net of allowance
  for doubtful accounts of $292,000 in
  1995 and $271,000 in 1994                      636            898

Inventories, net of reserve for obsolete
  inventory of $262,000 in 1995 and 1994       3,553          3,719

Excess servicing receivable                    1,884          1,872

Loans receivable
  Loans receivable                            86,436         88,023
  Notes receivable from related parties          180            169
  Accrued interest                             1,002            927
                                              87,618         89,119
Less allowances for credit losses             (1,565)        (1,433)
Less unearned discount                        (1,612)        (1,359)
                                              84,441         86,327

Investment in mortgage loans held for
  sale                                         8,114          3,662

Note receivable                                  844            920

Property, plant and equipment                  6,674          6,836
  Less accumulated depreciation               (3,580)        (3,442)
                                               3,094          3,394

Excess of cost over net assets of
  acquired businesses, net of
  accumulated amortization of
  $562,000 in 1995 and $517,000
  in 1994                                      2,946          2,991

Real estate and personal property
  held for sale, net of allowance of
  $562,000 in 1995 and $297,000 in 1994        5,874          5,930

Deposit base intangibles, net of
  accumulated amortization of
  $440,000 in 1995 and $412,000 in 1994          684            712

Other assets                                   1,420          1,288

      TOTAL ASSETS                          $114,870       $112,694

EMERGENT GROUP, INC. AND SUBSIDIARIES

                                               March 31,
                                                1995     December 31,
                                             (Unaudited)     1994
                                                   (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                           $ 1,233     $  1,242
  Accrued and sundry liabilities               3,926        4,605
  Accrued interest                               475          478
  Notes payable, including $858,000
    in 1995 and $891,000 in 1994
    to related parties                        99,245       95,933
  Minority interest                              122          736

     TOTAL LIABILITIES                       105,001      102,994

SHAREHOLDERS' EQUITY
  Common Stock, par value $.05 a
    share--authorized 400,000 shares,
    issued and outstanding 200,575 in
    1995 and 1994                                 10           10
  Class A Common Stock, par value $.05 a
    share--authorized 20,000,000 shares;
    issued and outstanding 9,803,438 in
    1995 and 1994                                490          490
  Capital in excess of par value               6,924        6,924
  Retained earnings                            2,445        2,276

     TOTAL SHAREHOLDERS' EQUITY                9,869        9,700



     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                   $114,870     $112,694

See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                               1995        1994
                                            (in thousands except
                                             per share amounts)
Revenues:
  Interest and finance charges              $   3,368   $   2,249
  Apparel manufacturing sales                   3,339       3,786
  Transportation, including rental
    income of $197,000 in 1994                    108         441
  Gain on sale of loans                           444         601
  Realized gain on investment sales               765        ---
  Mortgage banking revenue                         11          34
  Other                                           236         161

                                                8,271       7,272

Expenses:
  Interest                                      1,800       1,474
  Cost of apparel manufacturing sales           2,210       2,178
  Transportation                                   71         202
  Selling, general and administrative           3,528       2,960
  Provision for credit losses                     250         202
  Provision for loss on real estate and
    personal property held for sale               239        ---
                                                8,098       7,016

     NET INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                      173         256

(Benefit) provision for Federal and
    State income taxes:
  Current                                          25           5
  Deferred                                        (29)       (265)
                                                   (4)       (260)

     NET INCOME BEFORE MINORITY INTEREST          177         516

Minority interest in earnings of
    subsidiaries                                    8           5

     NET INCOME                             $     169    $    511

Net income per share of Common Stock        $     .02    $    .05

Computed on the weighted average number
  of shares issued                         10,048,899    9,852,638

See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                  1995        1994
                                                  (in thousands)
OPERATING ACTIVITIES
  Net income                                   $  169      $  511
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               228         300
      Provision for losses on finance
        receivables                               250         202
      Provision for losses on real estate
        and personal property held for sale       238        ---
      Gain on sale of investments in
        mortgage loans                           (765)       ---
      Net increase in deferred
        premium income                            254         126
      Net decrease in excess servicing
        receivable                                (13)       (161)
      Deferred income taxes                        25        (265)
      Loans originated--held for sale          (5,308)     (6,300)
      Principal proceeds from loans sold        8,852       6,500
      Net increase in funds collected
        and not remitted to participants
        on loans sold                             138          27
      Revenue recorded under an assigned
        operating lease                          ---         (197)
      Interest expense from assignment of
        an operating lease                       ---           66
      Minority interest in income of
        subsidiaries                                8           5

  Changes in operating assets and liabilities
      increasing (decreasing) cash:
    Accounts receivable                           255         (53)
    Accounts payable, accrued and sundry
      liabilities and income taxes payable     (1,097)       (365)
    Inventories                                   166         262
    Deferred premium income receivable           ---           64
    Accrued interest receivable                   (74)         (4)
    Accrued interest payable                       (4)        (84)
    Other assets                                 (165)         29

     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                 3,157         663

EMERGENT GROUP, INC. AND SUBSIDIARIES

                                             Three Months Ended
                                                  March 31,
                                              1995        1994
                                              (in thousands)
INVESTING ACTIVITIES
  Principal proceeds on loans not sold     $ 12,024    $  5,940
  Purchase of investments in mortgage
    loans held for sale                     (26,850)    (12,655)
  Cash paid for new loans receivable
    held for investment                     (14,655)     (1,785)
  Proceeds from sale of real estate
    and personal property held for sale         560         204
  Purchases of property and equipment          (190)        (97)
  Improvements and related costs
    incurred on real estate held
    for sale                                    (82)        (65)
  Proceeds from sale of short-term
    investments                                 400        ---
  Rents received on real estate held
    for sale                                     32           9
  Payments received on notes receivable          75        ---
  Proceeds from sale of investments in
    mortgage loans                           23,015        ---
  Purchases of investments                      ---          (7)

     NET CASH (USED IN) INVESTING
       ACTIVITIES                            (5,671)     (8,456)

FINANCING ACTIVITIES
  Payments of long-term debt and
    capital lease obligations                   (41)       (121)
  Net increase in notes payable to
    investors                                 8,715       1,463
  Net (decrease) increase in
    subordinated debentures                  (6,366)      1,080
  Advances under bank lines of credit        36,187      13,321
  Payments on bank lines of credit          (35,182)    (10,883)
  Payments on mortgages payable                ---          (80)
  Payment on note payable to minority
    shareholder                                ---          (50)
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    3,313       4,730

      NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      799      (3,063)

  Cash and cash equivalents at
    beginning of year                           384       4,960

      CASH AND CASH EQUIVALENTS AT
      MARCH 31                             $  1,183    $  1,897

See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's annual report for 1994 including the footnotes thereto.

The consolidated balance sheet as of March 31, 1995 and the consolidated statements of income for the three-month periods ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited and in the opinion of management contain all known adjustments necessary to present fairly the financial position, results of operations and cash flows.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE B--INTEREST AND INCOME TAXES

For the three month period ended March 31, the Company paid interest of $1,795,000 in 1995 and $1,327,000 in 1994.

For the three month period ended March 31, the Company paid income taxes of $17,000 in 1995 and $56,000 in 1994.

NOTE C--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with two principal banks and makes overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At
March 31, 1995 the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $44,000 which was with Carolina First Bank. The investments were collateralized by U.S. Government securities held by the banks.

Short-term investments include a certificate of deposit with Carolina First Bank in the face amount of $197,000, plus accrued interest, at March 31, 1995. The cost of this investment approximates market.

NOTE D--SEGMENT INFORMATION

The Company currently operates in three industry segments:

1) The Financial Services segment consists of making first and second residential mortgage loans, construction loans, small business loans and consumer loans.

EMERGENT GROUP, INC. AND SUBSIDIARIES

2) The Apparel Manufacturing segment consists of design, manufacture, and marketing and dresses for children.

3) The Transportation segment consists of short line railroad operations, boxcar leasing and railcar repair shop operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 1995 was $169,000 compared to $511,000 for the comparable period in 1994. This decrease in net income was due principally to the reduction in net income at Young Generations, Inc. ("YGI"), which comprises the Apparel Manufacturing segment. This decrease in net income at YGI was partially offset by the improved results of the Financial Services segment, principally due to the net income of Carolina Investors, Inc. ("CII").

The Financial Services segment had net income of $393,000 for the three-month period ended March 31, 1995 compared to net income of $74,000 for the same period in 1994. This improvement in net income of the Financial Services segment was due principally to the improved results of CII which had net income of $659,000 for the 1995 period compared to a net loss of $6,000 for the 1994 period. CII sells floating rate notes and subordinated debentures to residents of South Carolina and originates and services first and second residential mortgage loans. Emergent Business Capital, Inc. ("EBC"), which originates and services commercial loans partially guaranteed by the Small Business Administration ("SBA"), had a loss of $222,000 for the three-month period ended March 31, 1995 compared to net income of $65,000 for the comparable period in 1994.

The Apparel Manufacturing segment, which consists of the operations of YGI, had a net loss of $339,000 for the three-month period ended March 31, 1995 compared to net income of $112,000 for the comparable period in 1994. This decrease in net income was due to lower sales volume.

The Transportation segment had net income of $27,000 for the three-month period ended March 31, 1995 compared to net income of $110,000 for the comparable period in 1994. This decrease in net income was due to the sale of Peninsula Terminal Company ("PT") and the sale of 346 leased boxcars during 1994.

FINANCIAL SERVICES

Revenues from the Financial Services segment were $4,711,000 for the three-month period ended March 31, 1995 compared to revenues of

$2,943,000 for the comparable period in 1994. The increase in revenues was due principally to the increase in interest income at EBC and CII as a result of the increase in loan portfolios and the income in realized gains on investment sales at CII. Interest income for EBC was $699,000 for the three-month period in 1995 compared to $352,000 for the same period in 1994. Interest income for CII was $1,875,000 for the three-month period in 1995 compared to $1,309,000 for the comparable period in 1994. EBC had loans receivable of $23,211,000 at March 31, 1995 compared to $19,306,000 at March 31, 1994. CII had a growth in loans receivable from $45,598,000 at March 31, 1994 to $60,964,000 at March 31, 1995. Realized gain on investment sales for CII for the three-month period in 1995 was $765,000 compared to no activity for the comparable period in 1994.

Operating costs of the Financial Services segment were $4,297,000 for the three-month period ending March 31, 1995 compared to $2,782,000 for the same period in 1994. The increase in operating costs was due principally to the increase in interest expense as a result of increased borrowing to fund the growth in the loan portfolios at EBC, CII and Loan Pro$, Inc. ("Loan Pro$"). The increase in operating costs was also due to the additional provision for losses on real estate held for sale at CII and the increase in selling, general and administrative costs as a result of expansion at CII and the opening of new loan production offices by Loan Pro$ and Premier Financial Services, Inc. ("Premier").

Loan Pro$, which originates and services consumer loans secured by preowned automobiles, had net income of $38,000 for the three-month period in 1995 compared to $12,000 for the same period in 1994. This improvement was due to the increase in interest income from $273,000 for the three-month period in 1994 to $456,000 for the same period in 1995. The increase in interest income was due to the growth in the loan portfolio from $4,599,000 at March 31, 1994 to $7,569,000 at March 31, 1995. The increase in interest income was offset by the increase in expenses due to the opening of Loan Pro$'s fourth loan production office in January 1995.

Premier had a net loss of $7,000 for the three-month period ended March 31, 1995 compared to net income of $5,000 for the same period in 1994. This decrease was due principally to the additional expenses resulting from the opening of Premier's second loan production office in January 1995. The increase in interest income from $131,000 for the three-month period in 1994 to $154,000 for the same period in 1995 somewhat offset the increase in expenses due to the opening of Premier's second office.

Management believes that the Financial Services segment will continue to operate profitably in 1995 due to the continued growth in loan portfolios, principally at CII and the increase in mortgage banking revenue and realized gains on investment sales at CII.

The operations of EBC are subject to the changes in regulations and operating procedures of the SBA. The SBA reduced the total amount of any single loan which it would guarantee from $1,000,000 to $500,000 effective January 1, 1995. The SBA has announced that it will discontinue federal guaranties for certain refinancings as of May 15, 1995. The SBA will continue to guarantee refinancings for debts to suppliers. Management believes that these changes may have an adverse effect on the volume of loans made by EBC. Management anticipates that these policy changes by the SBA may be subject to review and possible revision and improvement as the fiscal 1996 budget of the U.S. Government is finalized.

APPAREL MANUFACTURING

YGI had revenues of $3,339,000 for the three-month period ended March 31, 1995 compared to revenues of $3,786,000 for the same period in 1994. Net sales at wholesale to specialty and department stores decreased from $2,551,000 for the three-month period in 1994 to $2,332,000 for the same period in 1995. This decrease was due to the reduced number of specialty stores in the market and the reduction of orders placed by retail department stores. Sales in YGI's retail factory outlet stores were $1,007,000 for the three-month period in 1995 compared to $1,235,000 for the same period in 1994. The decrease in sales in the retail factory outlet stores was due principally to the Easter holiday falling in the second quarter (April 16) in 1995 compared to April 3 in 1994. The Easter season is a major selling period for the dresses manufactured by EGI, resulting in a significant sales increase in the retail factory outlet stores during the two weeks prior to Easter Sunday.

Cost of sales for YGI was $2,210,000 for the three-month period ending March 31, 1995 compared to $2,178,000 for the same period in 1994.
The increase in cost of sales was due principally to the increased cost of manufacturing as a result of YGI's efforts to improve quality, styling and response to customers.

Management believes that YGI's operating results may improve for the remainder of 1995 due to efforts to increase the quality and styling of the children's dresses being manufactured, an increase in marketing efforts to department and specialty stores and increased volume at YGI's retail factory outlet stores. There is, however, no assurance that this will occur. There are no plans for YGI to open additional retail factory outlet stores in 1995.

TRANSPORTATION

Revenues in the Transportation segment were $108,000 for the three-month period ended March 31, 1995 compared to revenues of $441,000 for the same period in 1994. This reduction was due to the sale of PT and the sale of 346 leased boxcars during the last six months of 1994.

Operating costs in the Transportation segment were $82,000 for the three-month period ended March 31, 1995 compared to $217,000 for the same period in 1994. This decrease was due to the sale of PT and the sale of 346 leased boxcars during the last six months of 1994.

Management is continuing its efforts to seek buyers for the remaining assets in the Transportation segment and intends to continue operating those businesses in the Transportation segment that can operate profitably until such a buyer is identified.

INTEREST

Interest income for the three-month period ended March 31, 1995 was $3,368,000 compared to $2,249,000 for the same period in 1994. The increase in interest income was due to growth in the loan portfolios in the Financial Services segment. Interest income for the Financial Services segment was $3,337,000 for the three-month period in 1995 compared to $2,230,000 for the same period in 1994.

Interest expense increased from $1,474,000 for the three-month period ended March 31, 1994 to $1,800,000 for the same period in 1995. The increase in interest expense was a result of increased borrowing by the Financial Services segment to fund the growth in its loan portfolios. Interest expense in the Financial Services segment was $1,745,000 for the three-month period ended March 31, 1995 compared to $1,298,000 for the same period in 1994. The increase in interest expense was due principally to increased borrowing by CII through the growth in sales of subordinated debentures and senior floating rate notes and increased borrowing by EBC under bank lines of credit. Borrowings attributable to the sales of these debt instruments at CII was $79,844,000 at March 31, 1995 compared to $72,368,000 at March 31, 1994. CII had $2,205,000 due to banks at
March 31, 1995 compared to no bank debt at March 31, 1994. EBC had outstanding debt to banks of $11,060,000 at March 31, 1995 compared to $3,979,000 at March 31, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense was $3,528,000 for the three-month ended March 31, 1995 compared to $2,960,000 for the same period in 1994. This increase is due principally to the increase in selling, general and administrative expense in the Financial Services segment. The Financial Services segment had selling, general and administrative expense of $1,786,000 for the three-month period in 1995 compared to $1,298,000 for the same period in 1994. This increase was due to the expansion of the credit underwriting department at CII and the opening of one new loan production office at both Loan
Pro$ and Premier.

The Apparel Manufacturing segment had selling, general and administrative expense of $1,387,000 for the three-month period ended March 31, 1995 compared to $1,319,000 for the same period in 1994. This increase was due to the opening of one retail factory outlet store during June of 1994.

Corporate selling, general and administrative expense was $341,000 for the three-month period ended March 31, 1995 compared to $313,000 for the comparable period in 1994. This small increase is reflective of management's continuing efforts to control corporate overhead expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents increased from $384,000 at December 31, 1994 to $1,183,000 at March 31, 1995. Cash provided by operating activities for the three-month period ended March 31, 1995 was $3,157,000, cash used in investing activities was $5,671,000 and cash provided by financing activities was $3,313,000.

Cash used in investing activities was due principally to the net increase in loans originated or purchased by the Financial Services segment. Cash provided by financing activities was due principally to the increase in borrowing by the Financial Services segment, both through bank financing and through the sale of subordinated debentures and senior floating rate notes.

The Financial Services segment requires continual access to long-term and short-term sources of capital. This capital requirement is currently being provided through the sale of senior floating rate notes and subordinated debentures and mortgage banking activities by CII, utilization of lines of credit and sales into the secondary market of the guaranteed portions of loans originated by EBC. These sources of capital have historically been sufficient to provide for the requirements of the operations of the Financial Services segment. Although there can be no assurance as to this matter, management believes, based on historical retention of invested funds, that the capital provided by these sources should provide the sources of capital necessary to continue the current and anticipated levels of operations.

CII has available a line of credit in the amount of $20,000,000 of which $17,800,000 was available at March 31, 1995. EBC has available a line of credit up to a maximum of $8,000,000 of which none was available at March 31, 1995. This line is limited to the outstanding balance of the guaranteed portion of loans made through the SBA. EBC also has a line of credit up to a maximum of $24,000,000 of which $4,051,000 was available at March 31, 1995. The amount that can be borrowed under this line is limited to 65% of the unguaranteed portion of loans made through the SBA. The amount that can be borrowed under this line was increased as of April 28, 1995 to 80% of the unguaranteed portion of loans made through the SBA. Loan Pro$ has available a line of credit in the amount of $5,000,000 of which none was available at March 31, 1995. This line of credit was increased to $8,000,000 as of April 13, 1995. YGI has available a line of credit in the amount of $250,000 of which none was available at March 31, 1995.

Management believes that the Company's liquidity is adequate to continue operations on both a short-term and long-term basis.

The Company has offered to purchase up to an aggregate of 980,000 shares of the Company's Class A Common stock and 20,000 shares of the Company's Common stock, at a per share price of $1.15, through a tender offer which expired on May 8, 1995. A total of 510,371 shares of the Company's Class A Common stock and Common stock have been tendered pursuant to this offer. The Company will pay $586,927 to those shareholders who tendered shares pursuant to the offer. The Company intends to provide this cash through the current cash on hand and through the cash flow provided to the Company through operations.

The Company has accrued a liability of $200,000 as a result of environmental clean-up required at two former operating locations. The Company believes, based on recommendations from the environmental engineering firms advising the Company in each situation and the advice of legal counsel, that the amount required for the clean-up of the two sites will not exceed the amounts recorded.

The Company has no additional significant capital requirements as of March 31, 1995.

PART 2 - OTHER INFORMATION

Item 5. Other Materially Important Events

        On March 31, 1995 the Company sent to all shareholders' offers to purchase for cash up to a total of 20,000 shares of its Common stock and up to a total of 980,000 shares of its Class A Common stock at a price, net to the seller in cash, of $1.15 per share upon the terms and subject to the conditions set forth in the Tender Offer. A total of 22,211 shares of Common stock and 488,160 shares of Class A Common stock were tendered pursuant to the Offers to Purchase.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits.

            10.1  Offer to Purchase dated March 31, 1995
            incorporated by reference to Exhibit 99(a)(1) to Schedule E-4 filed with the Securities and Exchange
            Commission on March 31, 1995.

            10.1.1 Supplement No. 1 dated April 13, 1995 to Offer to Purchase incorporated by reference to Exhibit
            99(a)(1)(a) to Amendment No. 1 to Schedule 13 E-4 filed with the Securities and Exchange Commission on April
            13, 1995.

            10.7.2 Extension of Offers to Purchase incorporated by reference to Exhibits 99(a)(7)(a) and 99(a)(8)(a) to Amendment No. 2 to Schedule 13 E-4 filed with the Securities and Exchange Commission on May 1, 1995.

        b)  Reports of Form 8-K.  None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EMERGENT GROUP, INC.

Date May 12, 1995                         /s/      Robert S. Davis
                                             Robert S. Davis, Vice President,
                                                  Chief Financial Officer