Form 10-Q
period 1995-06-30
EMERGENT GROUP INC
filed 1995-08-15
CIK 277028

THIS DOCUMENT IS A COPY OF THE JUNE 30, 1995 FORM 10-Q FILED ON AUGUST 15, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


          (Quarterly Report Under Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934)



              For The Quarterly Period Ended June 30, 1995

                     Commission File Number 0-8909



                          EMERGENT GROUP, INC.
   (Exact name of small business issuer as specified in its charter)


                South Carolina                       57-0513287
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)



                            P. O. Box 17526
                    Greenville, South Carolina 29606
                (Address of principal executive offices)


                             (803) 235-8056
                      (Issuer's telephone number)

 ______________________________________________________________________
  Former name, former address and former fiscal year, if changed since last report


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
     requirements for the past 90 days.  Yes   X      No _____

          CLASS                               Outstanding at July 31, 1995

     Common             $.05 par value                     60,020

     Class A Common     $.05 par value                  3,119,881



                     PART 1 - FINANCIAL INFORMATION

                 EMERGENT GROUP, INC. AND SUBSIDIARIES

Set forth on pages 3 through 8 are the consolidated balance sheet as of December 31, 1994 and the unaudited consolidated balance sheet as of June 30, 1995 of Emergent Group, Inc. and subsidiaries and the unaudited consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and unaudited statements of cash flows for the six-month periods ended June 30, 1995 and 1994.

Elliott, Davis & Company previously examined and reported on the Company's financial statements for the year ended December 31, 1994, from which the consolidated balance sheet as of that date is derived.





                 EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                                       1995        December 31,
                                                    (Unaudited)       1994
                                                              (in thousands)

ASSETS

Cash and cash equivalents, including
  reverse repurchase agreements of
  $502,000 in 1995 and $378,000 in 1994                 $  2,760       $    384
Short-term investments, at cost                              197            597

Accounts receivable, net of allowance
  for doubtful accounts of $286,000 in
  1995 and $271,000 in 1994                                  637            898

Inventories, net of reserve for obsolete
  inventory of $262,000 in 1995 and 1994                   4,383          3,719

Loans Receivable:
  Loans receivable                                        87,868         88,023
  Notes receivable from related parties                      130            169
  Excess servicing receivable                              1,973          1,872
  Note Receivable                                            844            920
  Accrued interest receivable                              1,402            927
                                                          92,217         91,911
Less allowance for credit losses                          (1,286)        (1,433)
Less unearned discount                                      (492)        (1,359)
                                                          90,439         89,119

Investment in mortgage loans held for
  sale                                                    10,127          3,662
Investment in asset-backed securities                      1,378             -

Property, plant and equipment                              6,760          6,836
  Less accumulated depreciation                           (3,666)        (3,442)
                                                           3,094          3,394
 Excess of cost over net assets of
  acquired businesses, net of
  accumulated amortization of
  $606,000 in 1995 and $517,000 in 1994                    2,902          2,991

Real estate and personal property
  held for sale, net of allowance of
  $267,000 in 1995 and $297,000 in 1995                    5,172          5,930

Deposit base intangibles, net of
  accumulated amortization of
  $468,000 in 1995 and $412,000 in 1994                      656            712

Other assets                                               1,786          1,288

      TOTAL ASSETS                                      $123,531       $112,694



                 EMERGENT GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS--(Continued)



                                                 June 30,
                                                   1995        December 31,
                                                (Unaudited)        1994
                                                      (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Investor Savings:
  Notes payable to investors,
    including $749,000 in 1995 and
    $722,000 in 1994 to related parties          $ 71,351       $ 56,497

  Subordinated debentures, including
    $61,000 in 1995 and $69,000 in 1994
    to related parties                             13,105         20,998

  Total investor savings                           84,456         77,495

  Notes payable to banks and other                 21,428         18,438
  Accounts payable                                    953          1,242
  Accrued and sundry liabilities                    2,889          3,922
  Remittance due to loan participants               1,990            683
  Accrued interest                                    567            478
                                                   27,827         24,763
  Minority interest                                   146            736

    TOTAL LIABILITIES                             112,429        102,994

SHAREHOLDERS' EQUITY
  Common Stock, par value $.05 a
    share--authorized 4,000,000 shares
    in 1995 and 400,000 shares in
    1994, issued and outstanding 60,020
    in 1995 and 200,575 in 1994                         3             10
  Class A Common Stock, par value $.05 a
    share--authorized 6,666,667 shares in
    1995 and 20,000,000 shares in 1994;
    issued and outstanding 3,119,881 shares
    in 1995 and 9,803,438 shares in 1994              156            490
  Capital in excess of par value                    6,722          6,924
  Retained Earnings                                 4,221          2,276

    TOTAL SHAREHOLDERS' EQUITY                     11,102          9,700

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                     $123,531       $112,694


              See notes to unaudited financial statements


EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                            Three Months Ended       Six Months Ended

                                                                  June 30,                June 30,
                                                              1995        1994         1995        1994
                                                           (in thousands except     (in thousands except
                                                             per share amounts)       per share amounts)


Revenues:
  Financial Services:
    Interest and finance charges                           $    3,903  $    2,602   $    7,253  $   4,832
    Mortgage banking activities                                     -          31            -         65
    Gain on sale of loans                                       2,071         855        2,515      1,422
    Realized gain on investment
      sales                                                     1,077           -        1,843          -
    Other income                                                  128         161          281        272
                                                                7,179       3,649       11,892      6,591

  Apparel manufacturing sales                                   1,537       1,748        4,876      5,534
  Other interest income                                            25           9           56         21
  Life insurance proceeds                                           -       1,250            -      1,250
  Management fees                                                 330          80          410        161

    Total revenues                                              9,071       6,736       17,234     13,557

Expenses:
  Financial Services:
    Interest expense                                            2,068       1,403        3,813      2,701
    Provision for credit losses                                   694         286          944        488
    Provision for loss on real
      estate and personal property
      held for sale                                                56           -          295          -
    General and administrative
      expense                                                   1,746       1,537        3,810      2,820

                                                                4,564       3,226        8,862      6,009

  Cost of apparel manufacturing
    sales                                                         882       1,105        3,091      3,283
  Other interest expense                                           61          84          117        194
  Provision for obsolete
    inventory                                                       -         300            -        300
  Other selling, general and
    administrative expense                                      1,782       1,499        3,235      3,131

            Total expenses                                      7,289       6,214       15,305     12,917

    INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME
      TAXES AND MINORITY INTEREST                               1,782         522        1,929        640



 EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)--Continued



                                                            Three Months Ended       Six Months Ended

                                                                  June 30,                June 30,
                                                              1995        1994         1995        1994
                                                           (in thousands except     (in thousands except
                                                             per share amounts)       per share amounts)


  Provision for income taxes:
    Current                                                        40         185           61        184
    Deferred                                                       47         117           18       (148)

                                                                   87         302           79         36

    INCOME FROM CONTINUING
      OPERATIONS BEFORE MINORITY
      INTEREST                                                  1,695         220        1,850        604

  Minority interest in earnings
    of subsidiary                                                 (23)        (83)         (31)       (89)

    INCOME FROM CONTINUING
      OPERATIONS                                                1,672         137        1,819        515

  Discontinued Transportation
    Segment:  (NOTE D)
    Income from operations, net of
      income tax expense                                           39         149           61        282
    Gain on sale of property and
      equipment                                                    65           -           65          -
                                                                  104         149          126        282

    NET INCOME                                             $    1,776  $      286   $    1,945  $     797

  Income per share of Common Stock:
    Continuing operations                                       $0.50       $0.04        $0.54      $0.16
    Discontinued operations                                     $0.03       $0.05        $0.04      $0.09
                                                                $0.53       $0.09        $0.58      $0.24

    Computed on the weighted
      average number of shares
      issued                                                3,345,304   3,273,868    3,345,304  3,273,868


See notes to unaudited financial statements




        EMERGENT GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                     1995        1994
                                                      (in thousands)

         OPERATING ACTIVITIES
          Net income                                $  1,945    $  797
            Adjustments to reconcile net income
              to net cash provided by operating
              activities:
              Depreciation and amortization              455       583
              Provision for credit losses                944       350
              Provision for losses on other
                real estate owned                        294       139
              Gain on sale of investments
                in mortgage loans                     (1,843)        -
            Gain on disposal of property
                and equipment                            (60)        -
            Loss on sale of investments                    -        68
            Net increase (decrease) in
                deferred premium income               (1,140)      223
            Loans originated--held for sale          (14,664)  (17,130)
            Principal proceeds from loans sold        14,491    22,555
            Net increase in funds collected
                and not remitted to participants
                on loans sold                          1,307       233
            Revenue recorded under an assigned
                operating lease                            -      (394)
            Interest expense from assignment of
                an operating lease                         -       129
            Minority interest in income of
                subsidiaries                              31        89
          Changes in operating assets and liabilities
          increasing (decreasing) cash:
            Accounts receivable and factor reserves      276        47
            Life insurance proceeds receivable             -    (1,293)
            Excess servicing receivable                 (102)     (239)
            Customer commitment deposits                (282)        -
            Inventories                                 (664)       64
            Deferred premium income receivable             -       242
            Accrued interest payable                      89       (70)
            Accounts payable, accrued and sundry
              liabilities and income taxes payable    (1,162)      615
            Accrued interest receivable                   (475)      (59)
            Other assets                                (534)      182

              NET CASH (USED IN) PROVIDED BY
                OPERATING ACTIVITIES                  (1,094)    7,131






         EMERGENT GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)--Continued



                                                    Six Months Ended
                                                        June 30,
                                                     1995        1994
                                                      (in thousands)


        INVESTING ACTIVITIES
          Loans originated--held for investment     $(38,529)   $(34,529)
            Principal collections on loans not sold   22,214      15,324
          Purchase of investments in mortgage
            loans held for sale                      (51,456)          -
          Proceeds from securitization of loans       15,357           -
          Payments to securitization trustee for
            cash reserve                                (341)          -
          Proceeds from sale of investments in
            mortgage loans                            45,258           -
          Proceeds from sale of short-term
            investments                                  417         579
          Proceeds from sale of real estate and
            personal property held for sale            1,414         497
          Proceeds from sale of property and
            equipment                                    111           -
          Payments received on notes receivable           75           -
          Purchases of property and equipment           (387)       (282)
          Rent received on real estate held for
            sale                                          59          17
          Improvements and related costs incurred
            on real estate held for sale                (112)       (346)

            NET CASH (USED IN) INVESTING
               ACTIVITIES                             (5,920)    (18,740)

        FINANCING ACTIVITIES
          Advances under bank lines of credit         86,823      36,068
          Payments on bank lines of credit           (83,755)    (30,774)
          Net decrease in notes payable                    -         (10)
          Net increase in notes payable to
            investors                                 14,854       2,296
          Net (decrease) increase in subordinated
            debentures                                (7,894)        922
          Payments of long-term debt and capital
            lease obligations                            (78)        (90)
          Cash paid for stock purchased in
            Tender Offer                                (560)          -

            NET CASH PROVIDED BY FINANCING
              ACTIVITIES                               9,390       8,412

          Net increase (decrease) in cash and
            cash equivalents                           2,376      (3,197)

          Cash and cash equivalents at
            beginning of year                            384       4,960

          CASH AND CASH EQUIVALENTS AT JUNE 30      $  2,760    $  1,763




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

        The consolidated balance sheet as of June 30, 1995 and the consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited and in the opinion of management contain all known adjustments necessary to present fairly the financial position, results of operations and cash flows.

        The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

        NOTE B--INTEREST AND INCOME TAXES

        For the six-month period ended June 30, the Company paid interest of $4,935,000 in 1995 and $2,834,000 in 1994.

        For the six-month period ended June 30, the Company paid income taxes of $67,000 in 1995 and $70,000 in 1994.

        NOTE C--CASH AND CASH EQUIVALENTS

        The Company maintains its primary checking accounts with two principal banks and makes overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1995 the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $502,000 all of which was with Carolina First Bank. The investments were collateralized by U.S. Government securities held by the bank.

        Short-term investments include certificates of deposit with Carolina
        First  Bank  in  the  face  amount  of  $197,000.    The cost of the
        investments approximates market.

        NOTE D--SEGMENT INFORMATION

        The Company currently operates in two industry segments:

        1) The Financial Services segment consists of making first and second residential mortgage loans, construction loans, small business loans and consumer loans.
        2) The Apparel Manufacturing segment consists of design, manufacture, and marketing of dresses for children.

        3) The Transportation segment, which was discontinued in June of 1995, consisted of short line railroad operations, leasing of boxcars and railcar repair operations. The results of operations have been restated to exclude the Transportation segment from continuing operations.

        Revenues applicable to the discontinued Transportation segment were:

              Three Months Ended                     Six Months Ended
                   June 30,                              June 30,
              1995          1994                     1995        1994
                (in thousands)                         (in thousands)

              $190          $433                     $299        $883

          Income from operations attributable to the discontinued Transportation segment is reported net of income tax expense of:

              Three Months Ended                     Six Months Ended
                   June 30,                              June 30,
              1995          1994                     1995        1994
                (in thousands)                        (in thousands)

              $4            $6                       $5          $12


        Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS

        Emergent Group, Inc. has operated in three industry segments for the past several years: Financial Services, Apparel Manufacturing and Transportation. In June 1995, the Company decided to discontinue the Transportation segment. The results of operations have been restated to exclude the Transportation segment from continuing operations. The following discussion concentrates on the continuing operations of the Financial Services and Apparel Manufacturing segments unless otherwise noted.

        Income from continuing operations was $1,819,000 and $515,000 for the six-month and three-month period ended June 30, 1995 compared to $1,672,000 and $137,000 for the same periods in 1994. The improved results were due principally to the increase in interest and finance charges revenue and the increase in the gains on sale of loans and the realized gain on investment sales by the Financial Services segment. The Financial Services segment, which consists of Carolina Investors, Inc. ("CII"), Emergent Business Capital, Inc. ("EBC"), The Loan Pro$, Inc. ("Loan Pro$") and Premier Financial Services, Inc. ("Premier") had net income of $2,352,000 and $1,959,000 for the six-month and three-month periods in 1995 compared to $281,000 and $207,000 for the comparable periods in 1994.

        The   Apparel  Manufacturing  segment,  which  consists  of  Young
        Generations, Inc. ("YGI") reported a net loss of $878,000 and $539,000 for the six-month and three-month periods in 1995 compared to net income of $412,000 and $300,000 for the comparable periods in 1994. This decrease was due to the lower sales volume in 1995 of the children's dresses manufactured by YGI and the receipt in 1994 of $1,250,000 in proceeds from a life insurance policy due to the death of the former President of YGI.

        FINANCIAL SERVICES

        Revenues attributable to the Financial Services segment in 1995 were $11,890,000 and $7,179,000 for the six-month and three-month periods compared to $6,587,000 and $3,644,000 for the comparable periods in 1994. The increase in revenue was due principally to the increased interest income as a result of the increased serviced loan portfolios of CII, EBC, Loan Pro$ and Premier. Interest income and finance charges from the Financial Services segment was $7,253,000 and $3,916,000 for the six-month and three-month periods in 1995 compared to $4,832,000 and $2,602,000 for the same periods in 1994.

        Operating costs of the Financial Services segment were $8,862,000 for the six-month period and $4,565,000 for the three-month period in 1995 compared to $6,009,000 and $3,227,000 for the same periods in 1994. This increase in operating costs was due principally to the increase in interest expense as a result of increased borrowing by the Financial Services segment to fund the growing loan volume at CII, EBC, Loan Pro$ and Premier.

        CII  had  net  income  of  $1,470,000  for  the six-month period and
        $811,000 for the three-month period in 1995 compared to $1,073,000 and $1,079,000 for the same periods in 1994. This increase is due principally to the increase in interest income as a result of the larger loan portfolio and the increase in realized gains on investment sales. The loan portfolio at CII has increased to $61,944,000 at June 30, 1995 from $49,529,000 at June 30, 1994.

        CII has placed certain loans on nonaccrual and has foreclosed on a number of properties due to nonperformance. The loss of interest income on these nonaccrual loans was approximately $90,000 for the six-month period in 1995.


        EBC had net income of $920,000 for the six-month period and $1,142,000 for the three-month period in 1995 compared to $190,000 for the six-month period and $125,000 for the three-month period in 1994. The increase is due to the recognition of certain deferred income items as a result of the securitization of $15,357,000 of EBC's retained loan portfolio. EBC received proceeds, net of placement agency fees, of approximately $15,139,000 due to the sale of these loans. EBC also had interest income of $1,630,000 for the six-month period and $931,000 for the three-month period in 1995 compared to $806,000 and $459,000 for the same periods in 1994. The serviced loan portfolio at EBC increased to $97,726,000 at June 30, 1995 from $72,885,000 at June 30, 1994.

        Loan Pro$ had net income of $155,000 for the six-month period and $117,000 for the three-month period in 1995 compared to $32,000 and $20,000 for the same periods in 1994. This increase is due to the increase in interest income as a result of the larger loan portfolio serviced by Loan Pro$. Interest income was $1,099,000 for the six-month period and $643,000 for the three-month period in 1995 compared to $606,000 and $333,000 for the same periods in 1994. The increase in loan volume is due principally to the opening of new loan production offices by Loan Pro$; one in January 1994 and one in January 1995. Loan Pro$ currently has four loan production offices. The loan portfolio of Loan Pro$ has increased to $10,974,000 at June 30, 1995 from $5,326,000 at June 30, 1994. The increase in interest income was offset by the increase in interest expense due to increased borrowings to fund the growth in loan volume. Interest expense was $349,000 for the six-month period and $136,000 for the three-month period in 1995 compared to $158,000 and $71,000 for the same periods in 1994.

        Premier had a net loss of $23,000 for the six-month period and a net loss of $16,000 for the three-month period in 1995 compared to net income of $24,000 and net income of $14,000 for the same periods in
        1994.    Even though Premier had an increase in interest income as a result of growth in loan volume, the increase in expenses due to the opening and start-up costs of Premier's second loan production office exceeded the increase in revenues. Premier's loan portfolio has grown to $3,374,000 at June 30, 1995 from $2,652,000 at June 30, 1994.

        Management believes that the Financial Services segment will continue to operate profitably in 1995 due to the continued growth in loan portfolios and the increase in realized gains on investment sales at CII.

        The operations of EBC are subject to the changes in regulations and operating procedures of the SBA. The SBA reduced the total amount of any single loan which it would guarantee from $1,000,000 to $500,000 effective January 1, 1995 and discontinued federal guaranties for certain refinancings as of May 15, 1995. The SBA will continue to guarantee refinancings for debts to suppliers. Management believes that these changes may have an adverse effect on the volume of loans made by EBC. Management anticipates that these policy changes by the SBA may be subject to review and possible revision and improvement as the fiscal 1996 budget of the U. S. Government is finalized.

        Management has determined that other lending opportunities are available which may provide additional volume and profitability to EBC.

        APPAREL MANUFACTURING

        YGI had a net loss of $878,000 for the six-month period and a net loss of $539,000 for the three-month period ending June 30, 1995 compared to net income of $412,000 for the six-month period and $300,000 for the three-month period in 1994. This reduction in net income was the result of YGI's receipt of $1,250,000 in life insurance proceeds in 1994 due to the death of the former President of YGI. Were it not for the life insurance proceeds, YGI would have had a net loss of $813,000 for the six-month period and a net loss of $925,000 for the three-month period ending June 30, 1994.

        YGI had revenues of $4,876,000 for the six-month period and $1,537,000 for the three-month period in 1995 compared to revenues of $5,536,000 for the six-month period and $1,748,000 for the
        three-month  period  in  1994.    This  decrease in revenues was due
        principally to the reduction in the number of children's specialty stores in the market and the reduction in orders placed by retail department stores. Net sales at wholesale to specialty and department stores were $2,671,000 for the six-month period and $339,000 for the three-month period in 1995 compared to $3,287,000 for the six-month period and $736,000 for the three-month period in 1994. Sales in the retail outlet stores were $2,205,000 for the six-month period and $1,197,000 for the three-month period in 1995 compared to $2,247,000 for the six-month period and $1,012,000 for the three-month period in 1994. This reduction in sales volume at the retail outlet stores is due principally to the generally poor
        condition  of  the  retail  market  throughout  the  country.    YGI
        currently has thirteen retail factory outlet stores.

        Cost of sales at YGI was $3,091,000 for the six-month period and $881,000 for the three-month period in 1995 compared to $3,283,000 for the six-month period and $1,106,000 for the three-month period in 1994. The reduction in cost of sales was due to the lower sales volume as discussed in the preceding paragraph.

        Management has increased its efforts to improve the quality and styling of the children's dresses being manufactured by YGI and has increased marketing efforts, principally to major department stores, in order to try to recover YGI's market share of children's dresses. There is, however, no assurance that these efforts will be successful.

        INTEREST

        Interest income for the six-month period was $7,309,000 and $3,928,000 for the three-month period in 1995 compared to $4,853,000 for the six-month period and $2,611,000 for the three-month period in 1994. This increase was due principally to the interest earned on the increased loan portfolios at CII and EBC. CII had interest income of $3,904,000 for the six-month period and $1,726,000 for the three-month period in 1995 compared to $2,791,000 for the six-month period and $1,482,000 for the three-month period in 1994. EBC had interest income of $1,630,000 for the six-month period and $931,000 for the three-month period in 1995 compared to $812,000 for the six-month period and $459,000 for the three-month period in 1994.

        Interest expense for the six-month period was $3,930,000 and $2,130,000 for the three-month period in 1995 compared to $3,024,000 for the six-month period and $1,550,000 for the three-month period in 1994. Interest expense increased due to increased borrowings by the Financial Services segment in order to fund the growth in loan portfolios principally at CII and EBC.



        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expense was $7,068,000 for the six-month period and $3,540,000 for the three-month period in 1995 compared to $6,021,000 for the six-month period and $3,061,000 for the three-month period in 1994. This increase is due principally to the increase in general and administrative expense in the Financial Services segment.

        General and administrative expense in the Financial Services segment was $3,810,000 for the six-month period and $1,747,000 for the three-month period in 1995 compared to $2,862,000 for the six-month period and $1,580,000 for the three-month period in 1994. This increase was due principally to the expansion of the credit underwriting department at CII and the opening of one new loan production office at both Loan Pro$ and Premier.

        The   Apparel  Manufacturing  segment  had  selling,  general  and administrative expense of $2,496,000 for the six-month period and $1,092,000 for the three-month period in 1995 compared to $2,536,000 for the six-month period and $1,217,000 for the three-month period
        in    1994.    The  relative  stability  of  selling,  general  and
        administrative expense is indicative of YGI's efforts to control costs while increasing efforts in the sales of their product line.

        Net corporate selling, general and administrative expense was $740,000 for the six-month period and $398,000 for the three-month period in 1995 compared to $599,000 for the six-month period and $286,000 for the three-month period in 1994. This increase is due principally to the expenses relative to the Stock Tender Offer during April 1995 and the reverse stock split approved by the Company's shareholders at the June 9 Annual Meeting of shareholders.

        LIQUIDITY AND SOURCES OF CAPITAL

        Cash and cash equivalents increased from $384,000 at December 31, 1994 to $2,760,000 at June 30, 1995. Cash used in operating activities for the six-month period ended June 30, 1995 was $1,094,000, cash used in investing activities was $5,920,000 and cash provided by financing activities was $9,390,000.

        Cash used in investing activities was due principally to the net increase in loans originated and held for sale by the Financial Services segment. Cash provided by financing activities was due principally to the increase in borrowing by the Financial Services segment, both through bank financing and through the sale of senior floating rate notes.

        The  Financial  Services  segment  requires  continual  access  to
        long-term  and  short-term  sources  of  capital.    This  capital
        requirement is currently being provided through the sale of senior floating rate notes and subordinated debentures, mortgage banking activities, realized gains on investment sales by CII, utilization of lines of credit and sales into the secondary market of the guaranteed portions of loans originated by EBC, as well as the securitization of loans. These sources of capital have historically been sufficient to provide for the requirements of the operations of the Financial Services segment. Although there can be no assurance as to this matter, management believes, based on historical retention of invested funds, that the capital provided by these sources should provide the sources of capital necessary to continue the current and anticipated levels of operations.

        CII has available a line of credit in the amount of $20,000,000 of which $17,666,000 was available at June 30, 1995. EBC has a line of credit up to a maximum of $32,000,000 of which $942,000 was available at June 30, 1995. The amount that EBC can borrow under this line is limited to 80% of the unguaranteed portion of loans made by EBC through the SBA, plus 100% of the unsold guaranteed portion of loans. Loan Pro$ has available a line of credit in the amount of $8,000,000 of which $1,289,000 was available at June 30, 1995. Premier has available a line of credit in the amount of $3,000,000 of which $215,000 was available at June 30, 1995. YGI has available a line of credit in the amount of $250,000 of which none was available at June 30, 1995.

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

        The Company has plans to upgrade its data processing system during 1995. The total cost of this project has not yet been determined.

        The Company has no additional significant capital requirements as of June 30, 1995.

        PART 2 - OTHER INFORMATION

        Item 4.      Submission of Matters to a Vote of Security Holders

               In addition to the election of eight persons to the Company's Board of Directors and the ratification of independent auditors for fiscal year 1995, the shareholders of the Company voted on the following matters at the annual meeting of shareholders on June 9, 1995:

               a) The proposal to adopt an amendment to the Company's Articles of Incorporation to effect a one-for-three reverse split of the Company's Common and Class A Common stock;

                                     Common             Class A Common
                     For             141,224               7,292,795
                     Against           1,047                  97,872
                     Abstain              92                   4,312
                     Broker Non-Vote     834                  20,051

               b) The proposal to adopt an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common stock to 4,000,000 shares;

                                     Common             Class A Common
                     For             140,828               7,265,823
                     Against             931                  99,714
                     Abstain             605                  29,441
                     Broker Non-Vote     833                  20,502



               c) The approval of the Company's 1995 Employee and Officer Stock Option Plan;

                                     Common             Class A Common
                     For             139,921               7,032,597
                     Against           1,031                  54,129
                     Abstain           1,411                  69,457
                     Broker Non-Vote     834                 258,847

               d)    The  approval  of  the  Company's  1995  Director Stock
        Option Plan;

                                     Common             Class A Common
                     For             139,830               7,034,017
                     Against           1,072                  50,748
                     Abstain           1,461                  71,417
                     Broker Non-Vote     834                 258,848

        Item 5.  Other Information

                       The Company decided to discontinue the Transportation segment in June 1995. The results of operations have been restated to exclude the Transportation segment from continuing operations. The Company is actively seeking buyers for the remaining assets in the Transportation segment, which consist of the operations of the Pickens Railroad Company and the Pickens Car Repair Shop and 29 boxcars, of which 20 are leased.
               On March 31, 1995, the Company sent to all shareholders offers to purchase for cash up to a total of 20,000 shares of its Common stock and up to a total of 980,000 shares of its Class A
        Common stock at a price, net to the seller in cash, of $1.15 per share upon the terms and subject to the conditions set forth in the Tender Offer. The offer expired, including the extended expiration date, on May 8, 1995. The Company purchased 19,377 shares of its Common stock and 467,288 shares of its Class A Common stock pursuant to the Tender Offer. The Company paid approximately $560,000 for the purchase of the tendered shares.

        On June 14, 1995, the Company effected a one-for-three reverse stock split with respect to the Company's shares of Common stock and Class A Common stock. Following the consummation of the reverse split, there were outstanding 60,020 shares of Common stock and 3,119,881 shares of Class A stock.

        Item 6.  Exhibits and Reports on Form 8-K

                 a)    Exhibits.  None

                 b)    Reports of Form 8-K.

                     The Company filed a report on Form 8-K dated July 13, 1995 reporting that on June 29, 1995, Emergent Business Capital, Inc. ("EBC"), a wholly-owned subsidiary of Emergent Group, Inc. (the "Company") entered into the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of June 29, 1995 between EBC, as Seller and Master Servicer, and First Union National Bank of North Carolina, as Trustee (the "Trustee"), which Pooling Agreement established a trust (the "Trust").

        Pursuant to the Pooling Agreement and the Certificate Purchase Agreement entered into between EBC and Prudential Securities Incorporated, the Company (through the Trust) issued and sold to Prudential Securities Incorporated $15,357,000 aggregate principal amount of Emergent SBA Loan-Backed Adjustable Rate Certificates, Series 1995-1, Class A (the "Class A Certificates"). The Class A Certificates, together with the Emergent SBA Loan-Backed Adjustable Rate Certificates, Series 1995-1, Class B, represent the entire undivided ownership interest in certain unguaranteed interests in a pool of loans partially guaranteed by the U.S. Small Business Administration.

        In connection with the transactions described above, EBC received proceeds, net of placement agency fees and expenses, of approximately $15,139,000.


                                     SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     EMERGENT GROUP, INC.




        Date  8/14/95

              /s/     Robert S. Davis
              Robert S. Davis, Vice President,
                   Chief Financial Officer