Form 10-Q
period 1995-09-30
EMERGENT GROUP INC
filed 1995-11-14
CIK 277028

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


               (Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934)



                For The Quarterly Period Ended September 30, 1995

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

     ----------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ___ No ____

         CLASS                       Outstanding at October 31, 1995

       Common          $.05 par value                        60,020

       Class A Common  $.05 par value                     3,119,881

 PART 1 - FINANCIAL INFORMATION

EMERGENT GROUP, INC. AND SUBSIDIARIES



Set forth on pages 3 through 8 are the consolidated balance sheet as of December 31, 1994 and the unaudited consolidated balance sheet as of September 30, 1995 of Emergent Group, Inc. and subsidiaries and the unaudited consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and unaudited statements of cash flows for the nine-month periods ended September 30, 1995 and 1994.

Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December 31, 1994, from which the consolidated balance sheet as of that date is derived.

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER
                                                     30,  1995         December 31,
                                                    (Unaudited)            1994
                                                           (in thousands)
ASSETS

Cash and cash equivalents, including
  reverse repurchase agreements of
  $216,000 in 1995 and $621,000 in 1994 ..........     $     878      $     384
Short-term investments, at cost ..................           197            597

Accounts receivable, net of allowance
  for doubtful accounts of $77,000 in 1994 .......          --              532

Inventories, net of reserve for obsolete
  inventory of $262,000 in 1994 ..................          --            3,719

Loans Receivable:
  Loans receivable ...............................        92,404         88,023
  Notes receivable from related parties ..........           235            169
  Excess servicing receivable ....................         2,082          1,872
  Note receivable ................................         4,214            920
  Accrued interest receivable ....................         1,356            927
  Other receivables ..............................           553            366
                                                       ---------      ---------
                                                         100,844         92,277
Less allowances for credit losses ................        (2,664)        (1,433)
Less unearned discount ...........................          (393)        (1,359)
                                                       ---------      ---------
                                                          97,787         89,485

Investment in mortgage loans held for
  sale ...........................................        14,348          3,662
Investment in asset-backed securities ............         1,717           --

Property, plant and equipment ....................         5,388          6,836
  Less accumulated depreciation ..................        (2,247)        (3,442)
                                                       ---------      ---------
                                                           3,141          3,394

Excess of cost over net assets of
  acquired businesses, net of
  accumulated amortization of
  $553,000 in 1995 and $462,000 in 1994 ..........         2,900          2,991

Real estate and personal property held
  for sale, net of allowance of $86,000
  in 1995 and $297,000 in 1994 ...................         3,741          5,930

Deposit base intangibles, net of
  accumulated amortization of
  $468,000 in 1995 and $384,000 in 1994 ..........           628            712
Other assets .....................................         1,363          1,288
                                                       ---------      ---------

      TOTAL ASSETS ...............................      $126,700       $112,694
                                                       =========      =========


EMERGENT GROUP, INC. AND SUBSIDIARIES





                                                                                 SEPTEMBER
                                                                                 30,  1995   December 31,
                                                                                (Unaudited)     1994
                                                                                    (in thousands

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Investor Savings:
    Notes payable to investors, including
      $777,000 in 1995 and $707,000
      in 1994 to related parties ..............................................   $ 76,368   $ 56,497
    Subordinated debentures, including
      $34,000 in 1995 and $50,000 in
      1994 to related parties .................................................     15,040     20,998
                                                                                  --------   --------

  Total investor savings ......................................................     91,408     77,495

  Notes payable to banks and other ............................................     19,623     18,438
  Accounts payable ............................................................        182      1,242
  Accrued and sundry liabilities ..............................................      1,554      3,922
  Remittance due to loan participants .........................................      1,151        683
  Accrued interest ............................................................        531        478
                                                                                  --------   --------
                                                                                   114,449    102,258
  Minority interest ...........................................................        181        736
                                                                                  --------   --------

    TOTAL LIABILITIES .........................................................    114,630    102,994

SHAREHOLDERS' EQUITY
  Common Stock, par value $.05 a share--authorized 4,000,000 shares in 1995 and
    400,000 shares in 1994, issued and outstanding 60,020 in 1995
    and 200,575 in 1994 .......................................................          3         10
  Class A Common Stock, par value $.05 a
    share--authorized 6,666,667 shares in 1995 and 20,000,000 shares in 1994;
    issued and outstanding 3,119,881 shares in 1995 and 9,803,438 shares
    in 1994 ...................................................................        156        490
  Capital in excess of par value ..............................................      6,714      6,924
  Retained earnings ...........................................................      5,197      2,276
                                                                                  --------   --------

    TOTAL SHAREHOLDERS' EQUITY ................................................     12,070      9,700
                                                                                  --------   --------

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                        $126,700   $112,694
                                                                                  ========   ========


See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)





                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                              September 30,
                                                   1995                 1994                    1995                1994
                                                     (in thousands except                         (in thousands except
                                                       per share amounts)                          per share amounts)

Revenues:
  Interest and finance charges                 $   3,909             $    2,840             $   11,216           $   7,711
  Mortgage banking activities                         65                    996                     63               1,248
  Gain on sale of loans                              660                  1,697                  3,175               2,932
  Realized gain on investment
    sales                                          1,499                     -                   3,341                  -
  Management fees                                     80                     93                    490                 278
  Other revenue                                      446                     67                    728                 339
                                               ----------            -----------            -----------          ---------

    Total revenues                                 6,659                  5,693                 19,013              12,508

Expenses:
  Interest expense                                  2,161                 1,523                  5,941               4,246
  Provision for credit losses                        290                    108                  1,235                 597
  Provision for loss on real
    estate and personal
    property held for sale                            90                    509                    385                 509
  General and administrative
    expense                                        2,620                  1,763                  7,134               5,178
  Other                                               -                     122                     -                  122
                                               ----------            -----------            -----------          ---------

    Total expenses                                 5,161                  4,025                 14,695              10,652
                                               ----------            -----------            -----------          ---------

  INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES AND MINORITY INTEREST                    1,498                  1,668                  4,318               1,856

Provision for income taxes:
  Current                                             73                    141                    146                 170
  Deferred                                            14                      2                     34                 (31)
                                               ----------            -----------            -----------          ----------
                                                      87                    143                    180                 139
                                               ----------            -----------            -----------           ---------

  INCOME FROM CONTINUING
    OPERATIONS BEFORE MINORITY
    INTEREST                                       1,411                  1,525                  4,138               1,717

Minority interest in earnings
  of subsidiary                                      (35)                   (15)                   (66)                (22)
                                               ----------            -----------            -----------          ----------

  INCOME FROM CONTINUING
    OPERATIONS                                     1,376                  1,510                  4,072               1,695

 EMERGENT GROUP, INC. AND SUBSIDIARIES


                                           Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                           1995        1994            1995        1994
                                          (in thousands except       (in thousands except
                                            per share amounts)         per share amounts)
Discontinued Operations (NOTE D):
  (Loss) income from operations, net
    of income tax expense ..........         (408)          (62)       (1,226)          976
  Gain on sale of property
    and equipment ..................            7           585            74           585
                                       ----------    ----------    ----------    ----------
                                             (401)          523        (1,152)        1,135
                                       ----------    ----------    ----------    ----------

  NET INCOME                           $      975    $    2,033    $    2,920    $    2,830
                                       ==========    ==========    ==========    ==========

Income per share of Common Stock:
  Continuing operations ............   $      .41    $      .45    $     1.21    $      .51
  Discontinued operations ..........         (.12)          .16          (.34)          .34
                                       ----------    ----------    ----------    ----------
                                       $      .29           .61           .87           .85
                                       ==========    ==========    ==========    ==========
  Computed on the weighted
    average number of shares
    issued .........................    3,352,570     3,337,976     3,352,570     3,337,976


See notes to unaudited financial statements

 EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  1995        1994
                                                                                    (in thousands)
OPERATING ACTIVITIES
  Net income ..............................................................   $  2,920    $  2,830
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization .......................................        533         865
      Provision for losses on finance
        receivables .......................................................      1,235         597
      Provision for losses on other
        real estate owned .................................................        385         548
      Gain on sale of subsidiary ..........................................       --          (585)
      Gain on sale of investments in
        mortgage loans ....................................................     (3,341)       --
       Loss on sale of investments ........................................       --            66
       Net (decrease) increase in deferred
         premium income ...................................................     (1,028)        356
       Gain on disposal of property and
        equipment .........................................................        (61)       --
      Gain on reclassification of
        capital lease .....................................................       --          (265)
       Net increase in net deferred loan
        costs .............................................................       (161)       --
      Loans originated--held for sale .....................................    (20,287)    (38,892)
      Principal proceeds from loans sold ..................................     22,584      50,860
      Revenue recorded under an assigned
        operating lease ...................................................       --          (592)
      Interest expense from assignment of
        an operating lease ................................................       --           188
      Minority interest in income of
        subsidiaries ......................................................         66          72

  Changes in operating assets and liabilities increasing (decreasing) cash:
    Accounts receivable ...................................................        (29)        254
    Excess servicing receivable ...........................................       (210)     (1,265)
    Accounts payable, accrued and sundry
      liabilities and income taxes payable ................................        641         488
    Remittance due loan participants ......................................        468         139
    Inventories ...........................................................       --           128
    Accrued interest receivable ...........................................       (429)        (67)
    Accrued interest payable ..............................................         59         (35)
    Customer commitment deposits ..........................................       (287)        207
    Other assets ..........................................................       (294)        (21)
                                                                              --------    --------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES .................................................      2,764      15,876

 EMERGENT GROUP, INC. AND SUBSIDIARIES


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 1995        1994
                                                                                 (in thousands)
INVESTING ACTIVITIES
  Loans originated--held for investment .................................   $ (53,462)   $ (56,160)
  Principal proceeds from loans not sold ................................      35,288       21,175
  Purchase of investments in mortgage
    loans held for sale .................................................     (92,618)        --
  Proceeds from sale of real estate
    and personal property held for sale .................................       2,098          633
  Proceeds from sale of property & equip ................................         112         --
  Proceeds from securitization of loans .................................      15,357         --
  Payments to securitization trustee for
    cash reserve ........................................................        (652)        --
  Purchases of property and equipment ...................................        (985)        (421)
  Improvements and related costs incurred
    on real estate held for sale ........................................        (154)        (363)
  Rents received on real estate held
    for sale ............................................................          79           38
  Increase in notes receivable from former
    subsidiary ..........................................................      (2,287)        --
  Payments received on notes receivable .................................         154         --
  Proceeds from sale of investments in
    mortgage loans ......................................................      78,965         --
  Cash received from sale of subsidiary
    net of cash sold ....................................................        (106)         (88)
  Proceeds from sale of investments .....................................         417          581
  Principal collections on asset backed
    securities ..........................................................          77         --
                                                                               ---------    ---------

     NET CASH (USED IN) INVESTING
       ACTIVITIES .......................................................     (17,717)     (34,605)

FINANCING ACTIVITIES
  Advances under bank lines of credit ...................................     114,561       71,848
  Payments of long-term debt and
    capital lease obligations ...........................................        --           (133)
  Payments on bank lines of credit ......................................    (112,459)     (62,069)
  Net increase in notes payable to
    investors ...........................................................      19,871        7,574
  Net (decrease) in subordinated debentures                                    (5,958)      (2,470)
  Payments on mortgages payable .........................................        --            (80)
  (Decrease) in note payable to minority
    shareholder .........................................................        --            (50)
  Cash paid for stock purchase in tender
    offer ...............................................................        (568)        --
                                                                              ---------    ---------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES ..............................................      15,447       14,620
                                                                              ---------    ---------




       NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS .........................................         494       (4,109)

Cash and cash equivalents at
  beginning of year .....................................................         384        4,960
                                                                               ---------    ---------
                                                                               $  878       $  851
                                                                               =========    =========

      CASH AND CASH EQUIVALENTS AT
      SEPTEMBER 30





See notes to unaudited financial statements

 EMERGENT GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE A--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for 1994, including the footnotes thereto.

The consolidated balance sheet as of September 30, 1995 and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited and in the opinion of management contain all known adjustments necessary to present fairly the financial position, results of operations and cash flows.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE B--INTEREST AND INCOME TAXES

For the nine-month period ended September 30, the Company paid interest of $5,900,000 in 1995 and $4,323,000 in 1994.

For the nine-month period ended September 30, the Company paid income taxes of $164,000 in 1995 and $126,000 in 1994.

NOTE C--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with two principal banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 1995, the Company had no checking accounts with a balance in excess of $100,000. At September 30, 1995 the Company had $216,000 in overnight investments in reverse repurchase agreements, which are not insured by the FDIC. These reverse repurchase agreements were collateralized by U.S. Government securities.

Short-term investments include certificates of deposit with Carolina First Bank in the face amount of $197,000 at September 30, 1995. The cost of the investments approximates market.

NOTE D--SEGMENT INFORMATION

The Company currently operates in a single industry segment:

1)  The  Financial   Services  segment  consists  of  making  first  and
second residential mortgage loans, construction loans, small business loans and consumer loans.

The Company's operations in the Apparel Manufacturing segment were discontinued as of September 30, 1995 due to the sale of Young
Generations, Inc. ("YGI"). The results of operations have been restated to exclude the Apparel Manufacturing segment from continuing operations.

The Company's operations in the Transportation segment were discontinued
in June of  1995.  The  results  of  operations   have  been  restated
to  exclude  the Transportation segment from continuing operations.

Revenues applicable to the discontinued segments were:

Three Months Ended                     Nine Months Ended
   SEPTEMBER 30,                         SEPTEMBER 30,
 1995          1994                    1995        1994
  (in thousands)                        (in thousands)

                             TRANSPORTATION
$39           $929                     $338        $1,812
=======       =======                  =======     =======

                         APPAREL MANUFACTURING
$2,370        $2,908                 $7,212      $9,669
=======       ========               ========    ========

Income from operations attributable to the discontinued segments is reported net of income tax expense of:

Three Months Ended                     Nine Months Ended
   SEPTEMBER 30,                         SEPTEMBER 30,
 1995          1994                     1995        1994
  (in thousands)                         (in thousands)

                             TRANSPORTATION

$    0        $   27                       $    4      $   39


                    APPAREL MANUFACTURING

    (7)           (1)                         (22)         39
-------       -------                      -------     ------
$   (7)       $    26                      $  (18)     $   78
=======       =======                      =======     ======

 Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Emergent Group, Inc. has operated in three industry segments for the past several years: Financial Services, Apparel Manufacturing and Transportation. The Company's operations in the Transportation segment were discontinued in June 1995. The Company's operations in the Apparel Manufacturing segment were discontinued as of September 30, 1995 due to the sale of YGI. The results of operations have been restated to exclude the Transportation and Apparel Manufacturing segments from continuing operations. The following discussion concentrates on the continuing operations of the Company which consists of the former Financial Services segment, unless otherwise noted.

Income from continuing operations was $4,072,000 and $1,376,000 for the nine-month and three-month periods ended September 30, 1995 compared to $1,695,000 and $1,510,000 for the same periods in 1994. The improved results for the nine-month period were due principally to the increase in realized gains on investment sales. The operating companies: Carolina Investors, Inc. ("CII"), which makes first and second residential mortgage loans and home improvement loans and sells subordinated debentures and floating rate notes to investors in South Carolina; Emergent Business Capital, Inc. ("EBC"), which makes commercial loans partially guaranteed by the Small Business Administration ("SBA"); The Loan Pro$, Inc. ("Loan Pro$"), which makes consumer loans secured by preowned automobiles and Premier Financial Services, Inc. ("Premier"), which makes consumer loans secured by preowned automobiles; had net income of $3,735,000 for the nine-month period and net income of $1,382,000 for the three-month period in 1995 compared to net income of $1,378,000 for the nine-month period and net income of $1,067,000 for the three-month period in 1994.

Revenues from continuing operations were $19,013,000 for the nine-month period and $6,659,000 for the three-month period in 1995 compared to revenues of $12,508,000 for the nine-month period and $5,693,000 for the three-month period in 1994. This increase was due principally to the increase in interest and finance charges and the increase in realized gains on investment sales. The increase in interest and finance charges was due principally to the increased loan and serviced portfolios at CII, EBC, Loan Pro$ and Premier. Interest and finance charges from these operating companies were $18,375,00 and $6,485,000 for the nine-month and three-month periods in 1995 compared to $12,183,000 and $5,592,000 for the nine-month and three-month periods in 1994.

Realized gains on investment sales were $3,341,000 and $1,498,000 for the nine-month and three-month periods in 1995 compared to no activity in 1994.

Expenses of continuing operations were $14,695,000 and $5,161,000 for the nine-month and three-month periods in 1995 compared to expenses of $10,652,000 and $4,025,000 for the nine-month and three-month periods in 1994. The increase in expenses was due principally to the increase in interest expense as a result of increased borrowing by CII, EBC, Loan Pro$ and Premier to fund the growing loan volumes at each of the operating companies.

CII had net income of $2,788,000 and $1,318,000 for the nine-month and three-month periods in 1995 compared to net income of $1,480,000 and $407,000 for the nine-month and three-month periods in 1994. This increase is due principally to the increase in interest and finance charges as a result of the increased loan portfolio and the increase in realized gain on investment sales. The loan portfolio at CII increased to $66,644,000 at September 30, 1995 from $55,101,000 at September 30,
1994. CII has placed certain loans on nonaccrual and has foreclosed on a number of properties due to nonperformance. The loss of interest income on these nonaccrual loans was approximately $70,000 for the nine-month period in 1995.

EBC had net income of $901,000 and a net loss of $19,000 for the nine-month and three-month periods in 1995 compared to net income of $862,000 and net income of $676,000 for the nine-month and three-month periods in 1994. EBC securitized $15,357,000 of its retained loan portfolio during the second quarter of 1995. EBC received proceeds, net of placement agency fees, of approximately $15,139,000 as a result of the sale of these loans. EBC had interest income of $2,359,000 for the nine-month period and $729,000 for the three-month period in 1995 compared to $1,690,000 and $591,000 for the same periods in 1994. Premiums received on the guaranteed portion of loans made by EBC was $3,175,000 for the nine-month period and $660,000 for the three-month period in 1995 compared to $2,932,000 for the nine-month period and $1,697,000 for the three-month period in 1994.This increase in interest income, the recognition of certain deferred income items due to the securitization less the reduction in the premiums received on the sale of the guaranteed portion of loans made by EBC resulted in decreased revenue at EBC during the three-month period ended September 30, 1995.

Restrictions put on the 7(a) lending program by the SBA, under which EBC operates, resulted in a reduction in loan volume at EBC during 1995. The maximum loan limit was reduced to $500,000 effective January 1, 1995 and SBA guarantees for certain refinancings were eliminated effective May 15, 1995. This reduction in loan volume resulted in a decrease in premiums received on the sale of the guaranteed portion of loans during the three-month period ended September 30, 1995. These restrictions were rescinded by the SBA as of October 1, 1995. The restrictions regarding lending for the purpose of refinancing and maximum loan limit were removed. The SBA did, however, reduce the guarantee percentage on certain loans and increased the fees to be paid to the SBA both from the borrower and the lender.

The serviced loan portfolio at EBC increased to $101,045,000 at September 30, 1995 from $79,640,000 at September 30, 1994.

The operations of EBC are subject to the changes in regulations and operating procedures of the SBA. Management believes that although the changes made by the SBA during 1995 had an adverse effect on the results of operations of EBC, the rescission of these changes effective October 1, 1995 should allow EBC to show improved results for the remainder of 1995 and into 1996.

Loan Pro$ had net income of $328,000 and $173,000 for the nine-month and three-month periods in 1995 compared to net income of $109,000 for the nine-month period and $77,000 for the three-month period in 1994. This increase is due principally to the increase in interest income resulting from the growing loan portfolio serviced by Loan Pro$. Interest income was $1,916,000 for the nine-month period and $690,000 for the three-month period in 1995 compared to interest income of $1,254,000 for the nine-month period and $606,000 for the three-month period in 1994. The increase in loan volume was due principally to the opening of a new loan production office by Loan Pro$ during the first quarter of 1995. The loan portfolio of Loan Pro$ has increased to $12,586,000 at September 30, 1995 from $5,948,000 at September 30, 1994.

Premier had a net loss of $5,000 for the nine-month period and net income of $18,000 for the three-month period in 1995 compared to net income of $29,000 for the nine-month period and $17,000 for the three-month period in 1994. The opening of Premier's second loan production office during the first quarter of 1995 resulted in an increase in expenses which exceeded the increase in interest income due to the growing loan portfolio. Interest income increased to $555,000 for the nine-month period and $214,000 for the three-month period in 1995 from $485,000 for the nine-month period and $188,000 for the three-month period in 1994. Premier's loan portfolio increased to $3,797,000 at September 30, 1995 from $2,549,000 at September 30, 1994.

Management believes that the Company will continue to operate profitably in 1995 due to the continued growth in loan portfolios.


INTEREST

Interest income from continuing operations was $11,216,000 for the nine-month period and $3,909,000 for the three-month period in 1995 compared to $7,711,000 for the nine-month period and $2,840,000 for the three-month period in 1994. This increase was due to the interest earned on the increased serviced loan portfolios at CII, EBC, Loan Pro$ and Premier. The increase in interest income resulting from the increase in serviced loan portfolios at each of these operating companies is discussed in the preceding "Results of Operations" section.

Interest expense from continuing operations was $5,941,000 for the nine-month period and $2,161,000 for the three-month period in 1995 compared to interest expense of $4,246,000 for the nine-month period and $1,523,000 for the three-month period in 1994. Interest expense increased as a result of increased borrowings by CII, EBC, Loan Pro$ and Premier in order to fund the growth in loan portfolios at each of these operating companies.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense from continuing operations was $7,134,000 for the nine-month period and $2,620,000 for the three-month period in 1995 compared to $5,178,000 for the nine-month period and $1,763,000 for the three-month period in 1994. This increase in general and administrative expense was due principally to the relocation and expansion of the credit underwriting and loan servicing departments at CII and the expansion of loan production offices at both Loan Pro$ and Premier.

CII had general and administrative expense of $3,237,000 for the nine-month period and $1,550,000 for the three-month period in 1995 compared to $1,593,000 for the nine-month period and $550,000 for the three-month period in 1994. This increase is also the result of the allocation of corporate general and administrative expense to the subsidiaries in 1995.

EBC had general and administrative expense of $3,046,000 for the nine-month period and $942,000 for the three-month period in 1995 compared to $2,154,000 for the nine-month period and $787,000 for the three-month period in 1994. This increase was due principally to the expansion of the finance department and the expansion and centralization of the loan servicing departments due to EBC receiving "Preferred Lender" status from the SBA during 1995. This increase is also the result of the allocation of corporate general and administrative expense to the subsidiaries in 1995.

Loan Pro$ had general and administrative expense of $772,000 for the nine-month period and $245,000 for the three-month period in 1995 compared to $527,000 for the nine-month period and $343,000 for the three-month period in 1994. This increase for the nine-month period was due primarily to the opening of a new loan production office by Loan Pro$ during the first quarter of 1995. This increase is also the result of the allocation of corporate general and administrative expense to the subsidiaries in 1995.

Premier had general and administrative expense of $301,000 for the nine-month period and $102,000 for the three-month period in 1995 compared to $204,000 for the nine-month period and $69,000 for the three-month period in 1994. This increase was due primarily to the opening of a new loan production office by Premier. This increase is also the result of the allocation of corporate general and administrative expense to the subsidiaries in 1995.

Net corporate general and administrative expense was relatively stable for the nine-month and three-month periods during 1995 compared to 1994, although there were some additional expenses incurred during 1995 as a result of the stock tender offer during April and the reverse stock split which was effective in June. During 1995 corporate general and administrative expense was allocated to the subsidiaries.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents increased from $384,000 at December 31, 1994 to $878,000 at September 30, 1995. Cash provided by operating activities for the nine-month period ended September 30, 1995 was $2,764,000, cash used in investing activities was $17,717,000 and cash provided by financing activities was $15,447,000.

Cash used in investing activities was due principally to the net increase in loans originated by and the loans purchased and held for sale by CII. Cash provided by financing activities was derived principally from the increase in borrowing by CII through the sale of senior floating rate notes to investors.

The continuing operations of the Company require continued access to long-term and short-term sources of capital. This capital requirement is currently being provided through the sale of senior floating rate notes and subordinated debentures, mortgage banking activities, realized gains on investment sales by CII, availability of lines of credit and sales into the secondary market of the guaranteed portions of loans originated by EBC, as well as the securitization of loans. These sources of capital have historically been sufficient to provide for the requirements of the operations of the Company. Although there can be no assurance as to this matter, management believes that the capital provided by these sources should provide the sources of capital necessary to continue the current and anticipated levels of operations.

CII has available a line of credit in the amount of $20,000,000 of which $17,692,000 was available at September 30, 1995. EBC has a line of credit up to a maximum of $32,000,000 of which $2,023,000 was available at September 30, 1995. The amount that EBC can borrow under this line is limited to 80% of the unguaranteed portion of loans made by EBC through the SBA, plus 100% of the unsold guaranteed portion of loans. Loan Pro$ has available a line of credit in the amount of $8,000,000 of which $135,000 was available at September 30, 1995. Premier has available a line of credit in the amount of $3,000,000 of which $86,000 was available at September 30, 1995.

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

The Company is in the process of upgrading its data processing system. The total cost of this project is estimated to be approximately
$460,000.

The Company has no additional significant capital requirements as of September 30, 1995.

PART 2 - OTHER INFORMATION

Item 5.  Other Information

The Company discontinued its operations in the Transportation segment in June 1995. The results of operations have been restated to exclude the Transportation segment from continuing operations. The Company is actively seeking buyers for the remaining assets in the Transportation segment, which consist of the operations of the Pickens Railroad Company and the Pickens Car Repair Shop and 26 boxcars, of which 19 are leased.

The Company discontinued its operations in the Apparel Manufacturing segment as of September 30, 1995 as a result of the sale of YGI to the management of YGI. The results of operations have been restated to exclude the Apparel Manufacturing segment from continuing operations.


Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits.  None

         b)    Reports on Form 8-K.

The Company filed a report on Form 8-K dated October 17, 1995 reporting that on September 30, 1995, the Company entered into a Stock Purchase Agreement (the "Agreement") by and among the Company and fifteen individuals who comprise the management of YGI. Pursuant to the Agreement, the buyers shall pay to the Company pro rata in accordance with their share ownership, a purchase price of $600,000, payable at closing through a nonrecourse promissory note. The note is payable in full on September 30, 2000 and bears interest at 10% per annum.

                               SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EMERGENT GROUP, INC.




Date  November 13, 1995          /s/    Robert S. Davis
                                 Robert S. Davis, Vice President,
                                     Chief Financial Officer