Form 10-Q/A
period 1995-09-30
EMERGENT GROUP INC
filed 1996-02-23
CIK 277028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A


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

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                         SEPTEMBER    December 31,
                                         30,  1995       1994
                                         (Unaudited)
                                              (in thousands)
ASSETS

Cash and cash equivalents, including
  reverse repurchase agreements of
  $216,000 in 1995 and $621,000 in 1994   $    878    $    278
Short-term investments, at cost                197         597

Loans Receivable:
  Loans receivable                          93,170      91,567
  Notes receivable from related parties        235         169
  Excess servicing receivable                2,082       1,872
  Accrued interest receivable                1,356         927
  Other receivables                            553         701
                                          --------    --------
                                            97,396      95,236
Less allowances for credit losses           (1,414)     (1,730)
Less unearned discount                        (393)     (1,359)
                                          --------    --------
                                            95,589      92,147

Investment in mortgage loans held for
  sale                                      14,348       3,662
Investment in asset-backed securities        1,717        --

Property, plant and equipment                3,626       2,670
  Less accumulated depreciation               (838)       (608)
                                          --------    --------
                                             2,788       2,062

Excess of cost over net assets of
  acquired businesses, net of
  accumulated amortization of
  $552,000 in 1995 and $419,000 in 1994      2,900       2,991

Real estate and personal property held
  for sale                                   3,741       3,603

Deposit base intangibles, net of
  accumulated amortization of
  $468,000 in 1995 and $384,000 in 1994        628         712
Net assets of discontinued operations          322       3,486
Other assets                                 1,175         891
                                          --------    --------


      TOTAL ASSETS                       $124,283     $110,429
                                         ========     ========

 EMERGENT GROUP, INC. AND SUBSIDIARIES



                                                                                           SEPTEMBER
                                                                                           30, 1995   December 31,
                                                                                           (Unaudited)    1994
                                                                                             (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Investor Savings:
    Notes payable to investors, including
      $777,000 in 1995 and $722,000
      in 1994 to related parties                                                            $ 76,368   $ 56,497
    Subordinated debentures, including
      $34,000 in 1995 and $69,000 in
      1994 to related parties                                                                 15,040     20,998
                                                                                            --------   --------

  Total investor savings                                                                      91,408     77,495

  Notes payable to banks and other                                                            19,623     17,520
  Accounts payable                                                                               107        278
  Accrued and sundry liabilities                                                               1,539      3,546
  Remittance due to loan participants                                                          1,151        683
  Accrued interest                                                                               531        471
                                                                                            --------   --------
                                                                                             114,359     99,993
  Minority interest                                                                              181        736
                                                                                            --------   --------

    TOTAL LIABILITIES                                                                        114,540    100,729

SHAREHOLDERS' EQUITY
  Common Stock, par value $.05 a share--authorized 4,000,000 shares in 1995 and
    400,000 shares in 1994, issued and outstanding 60,020 in 1995
    and 200,575 in 1994                                                                            3         10
  Class A Common Stock, par value $.05 a
    share--authorized 6,666,667 shares in 1995 and 20,000,000 shares in 1994;
    issued and outstanding 3,119,881 shares in 1995 and 9,803,438 shares
    in 1994                                                                                      156        490
  Capital in excess of par value                                                               6,714      6,924
  Retained earnings                                                                            2,870      2,276
                                                                                            --------   --------

    TOTAL SHAREHOLDERS' EQUITY                                                                 9,743      9,700
                                                                                            --------   --------

      TOTAL LIABILITIES AND

      SHAREHOLDERS' EQUITY                                                                 $124,283    $110,429
                                                                                           ========    ========



See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                         Three Months Ended     Nine Months Ended

                                                             September 30,         September 30,
                                                            1995       1994       1995       1994
                                                         (in thousands except  (in thousands except
                                                          per share amounts)     per share amounts)

Revenues:

  Interest and finance charges                          $  3,909   $  2,840   $ 11,216   $  7,711
  Mortgage banking activities                                 65        996         63      1,248
  Gain on sale of loans                                      660      1,697      3,175      2,932
  Realized gain on investment
    sales                                                  1,499       --        3,341       --
  Management fees                                             80         93        490       278
  Other revenue                                              446         67        728       339
                                                          --------   --------   -------- --------


    Total revenues                                         6,659      5,693     19,013     12,508

Expenses:

  Interest expense                                         2,161      1,523      5,941      4,246
  Provision for credit losses                                290        108      1,235        597
  Provision for loss on real
    estate and personal
    property held for sale                                    90        509        385        509
  General and administrative
    expense                                                2,620      1,763      7,134      5,178
  Other                                                     --          122       --          122
                                                        --------   --------   --------   --------

    Total expenses                                         5,161      4,025     14,695     10,652
                                                        --------   --------   --------   --------


  INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES AND MINORITY INTEREST                            1,498      1,668      4,318      1,856

Provision for income taxes:
  Current                                                     73        141        146        170
  Deferred                                                    14          2         34        (31)
                                                         --------   --------   --------  --------

                                                              87        143        180        139
                                                         --------   --------   --------  --------

  INCOME FROM CONTINUING
    OPERATIONS BEFORE MINORITY
    INTEREST                                              1,411        1,525     4,138      1,717

Minority interest in earnings
  of subsidiary                                             (35)        (15)       (66)       (22)
                                                         ------       ------     ------      ----


  INCOME FROM CONTINUING
    OPERATIONS                                            1,376       1,510       4,072     1,695

 EMERGENT GROUP, INC. AND SUBSIDIARIES



                                                           Three Months Ended            Nine Months Ended
                                                              September 30,               September 30,
                                                              1995        1994          1995          1994
                                                         (in thousands except          (in thousands except
                                                           per share amounts)            per share amounts)



Discontinued Operations (NOTE D):
  (Loss) income from operations, net
    of income tax expense                                     (408)          (62)       (1,226)          976
  Gain (loss) on disposal, net
    of income tax expense                                   (2,320)          585        (2,253)          585
                                                        ----------    ----------    ----------    ----------
                                                            (2,728)          523        (3,479)        1,135
                                                        ----------    ----------    ----------    ----------


  NET INCOME                                            $   (1,352)   $    2,033    $     593    $     2,830
                                                        ==========    ==========    ==========    ==========


Income per share of Common Stock:
  Continuing operations                                 $      .41    $      .45    $     1.21    $      .51
  Discontinued operations                                     (.81)          .16         (1.04)          .34
                                                        ----------    ----------    ----------    ----------
                                                        $     (.40)   $      .61    $      .17    $      .85
                                                        ==========    ==========    ==========    ==========
  Computed on the weighted
    average number of shares
    issued                                               3,352,570     3,337,976     3,352,570     3,337,976


See notes to unaudited financial statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  1995        1994
                                                                                  (in thousands)
OPERATING ACTIVITIES
  Net income                                                                  $    593    $  2,830
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                                                524         601
      Provision for losses on finance
        receivables                                                              1,235         597
      Provision for losses on other
        real estate owned                                                          385         548
      Gain on sale of investments in
        mortgage loans                                                          (3,341)       --
      Loss on sale of investments                                                 --            66
      Net (decrease) increase in deferred
        premium income                                                          (1,028)        356
      Loss on disposal of property and
        equipment                                                                    5        --
      Net increase in net deferred loan
        costs                                                                     (161)       --
      Loans originated--held for sale                                          (20,287)    (38,892)
      Principal proceeds from loans sold                                        22,584      50,860
      Minority interest in income of
        subsidiaries                                                                66          72

  Changes in operating assets and liabilities increasing (decreasing) cash:
    Accounts receivable                                                            (29)        293
    Excess servicing receivable                                                   (210)     (1,265)
    Accounts payable, accrued and sundry
      liabilities and income taxes payable                                       1,425         133
    Remittance due loan participants                                               468         139
    Accrued interest receivable                                                   (429)        (65)
    Accrued interest payable                                                        59         (38)
    Customer commitment deposits                                                  (287)        207
    Other assets                                                                  (287)        (45)
    Net cash provided by (used in)
      operating activities in
      discontinued operations                                                    1,590        (521)
                                                                              --------    --------

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                        2,875      15,876

 EMERGENT GROUP, INC. AND SUBSIDIARIES

                                                             Nine Months Ended
                                                                September 30,
                                                            1995           1994
                                                              (in thousands)

INVESTING ACTIVITIES
  Loans originated--held for investment                $ (53,462)     $ (56,160)
  Principal proceeds from loans not sold                  35,289         21,175
  Purchase of investments in mortgage
    loans held for sale                                  (92,618)          --
  Proceeds from sale of real estate
    and personal property held for sale                    2,098            633
  Proceeds from securitization of loans                   15,357           --
  Payments to securitization trustee for
    cash reserve                                            (652)          --
  Purchases of property and equipment                       (985)          (267)
  Improvements and related costs incurred
    on real estate held for sale                            (154)          (363)
  Rents received on real estate held
    for sale                                                  79             38
  Increase in notes receivable from former
    subsidiary                                            (2,287)          --
  Proceeds from sale of investments in
    mortgage loans                                        78,965           --
  Cash received from sale of subsidiary
    net of cash sold                                        --              (88)
  Proceeds from sale of investments                          417            581
  Principal collections on asset backed
    securities                                                77           --
  Net cash provided by (used in)
    investing activities in discontinued
    operations                                               194           (154)
                                                       ---------      ---------
     NET CASH (USED IN) INVESTING
       ACTIVITIES                                        (17,682)       (34,605)

FINANCING ACTIVITIES
  Advances under bank lines of credit                    114,561         71,848
  Payments on bank lines of credit                      (112,459)       (62,069)
  Net increase in notes payable to
    investors                                             19,871          7,574
  Net (decrease) in subordinated debentures               (5,958)        (2,470)
  Payments on mortgages payable                             --              (80)
  (Decrease) in note payable to minority
    shareholder                                             --              (50)
  Cash paid for stock purchase in tender
    offer                                                   (568)          --
  Net cash provided by (used in) financing
    activities in discontinued operations                     40           (133)
                                                       ---------      ---------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                15,407         14,620
                                                       ---------      ---------

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                             600          (4,109)

Cash and cash equivalents at
  beginning of year                                         278            4,960
                                                        ---------       --------

      CASH AND CASH EQUIVALENTS AT
      SEPTEMBER 30                                      $   878          $   851
                                                       ==========      =========



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

Revenues applicable to the discontinued segments were:




Three Months Ended              Nine Months Ended
   SEPTEMBER 30,                    SEPTEMBER 30,
 1995          1994              1995        1994
  (in thousands)                   (in thousands)

                 TRANSPORTATION
$    39        $  929            $  338     $1,812
=======        ======            ======     ======

              APPAREL MANUFACTURING
$23,370        $2,908            $7,212     $9,669
=======        ======            ======     ======

Income from operations attributable to the discontinued segments is reported net of income tax expense of:

Three Months Ended                Nine Months Ended
   SEPTEMBER 30,                   SEPTEMBER 30,
 1995          1994               1995        1994
  (in thousands)                 (in thousands)

                     TRANSPORTATION

$    0        $   27             $   4      $   39


                  APPAREL MANUFACTURING

   (66)           (1)              (81)         39
-------       -------             -----     ------
$  (66)       $   26              $(77)      $  78
=======       =======             =====     ======

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

Realized gains on investment sales were $3,341,000 and $1,499,000 for the nine-month and three-month periods in 1995 compared to no activity in 1994.

Expenses of continuing operations were $14,695,000 and $5,161,000 for the nine-month and three-month periods in 1995 compared to expenses $10,652,000 and $4,025,000 for the nine-month and three-month periods in 1994. The increase in expenses was due principally to the increase in interest expense as a result of increased borrowing by CII, EBC, Loan Pro$ and Premier to fund the growing loan volumes at each of the operating companies.

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

Net corporate general and administrative expense was relatively stable for the nine-month and three-month periods during 1995 compared to 1994, although there were some additional expenses incurred during 1995 as a result of the stock tender offer during April and the reverse stock split which was effective in June. During 1995 corporate general and administrative expense was allocated to the subsidiaries.
                                       15

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents increased from $278,000 at December 31, 1994 to $878,000 at September 30, 1995. Cash provided by operating activities for the nine-month period ended September 30, 1995 was $2,875,000, cash used in investing activities was $17,682,000 and cash provided by financing activities was $15,407,000.

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

The Company discontinued its operations in the Apparel Manufacturing segment as of September 30, 1995 as a result of the sale of YGI to the management of YGI. In connection with the sale of YGI, the Company wrote off all amounts due the Company from YGI as intercompany debt and amounts due to the Company from the purchasers of the YGI stock, which amounts totaled $3,636,000, net of income taxes. The Company wrote off these amounts due to its concern over a decline in YGI's operating profits and the related impact on YGI's and the purchasers' ability to repay these obligations.
The results of operations have been restated to exclude the Apparel Manufacturing segment from continuing operations.


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




                       EMERGENT GROUP, INC.




Date  February 23, 1996       /s/    Robert S. Davis
                                 Robert S. Davis, Vice President,
                                     Chief Financial Officer