Form 10-K
period 1995-12-31
EMERGENT GROUP INC
filed 1996-03-29
CIK 277028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1995
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                         to
Commission file number   0-8909
                              EMERGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                South Carolina                                        57-0513287
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.
                or organization)

                  15 South Main Street
               Greenville, South Carolina                              29606
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number  (864) 235-8056
Securities registered under Section 12(b) of the Act:     None

                                                 Name of each exchange on
Title of Each Class                                  which registered
          None                                            None

Securities registered under Section 12(g) of the Act:

                      Class A Common Stock, par value $.05
                          Common Stock, par value $.05
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant is set forth below. This has been computed by reference to the average bid and ask prices of such stock, as of March 15, 1996.

The Company's stock is thinly traded on the Over-the-Counter Bulletin Board. It is, therefore, not possible to ascertain the exact price of the stock as there has been very limited trading.

As of March 15, 1996, the average of the bid and ask prices were as shown below as reported by the National Daily Quotation Service.



                                           Shares
                                           Held by                Average
                                       Non-Affiliates           Bid - Asked                Market Value
Class A Common                                  4,316,294         $ 9.75                  $ 42,083,866.50
Common                                             77,637         $ 6.50                     $ 504,640.50
                                                                                          $ 42,588,507.00


Set forth below is the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1996:

             Class A Common Stock, $.05 Par Value - 6,387,142 shares
                  Common Stock, $.05 Par Value - 123,026 shares


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to the Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II hereof.

Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for April 18, 1996 are incorporated by reference into
Part III hereof.

                                     PART I

ITEM 1.      BUSINESS

        Emergent Group, Inc. ("the Company") is a diversified financial services company headquartered in Greenville, South Carolina which originates, services and sells residential mortgage loans ("Mortgage Loans"), small business loans ("Small Business Loans"), and preowned automobile loans ("Auto Loans"). The Company also serves as investment manager for two venture capital funds. The Company commenced its lending operations in 1991 and has experienced significant loan growth over the past several years. During 1993, 1994 and 1995, the Company originated $63.6 million, $150.0 million and $249.5 million in loans, respectively. Of the Company's loan originations in 1995, $192.8 million were Mortgage Loans, $39.6 million were SBA Loans and $17.1 million were Auto Loans. For the years ended December 31, 1993, 1994 and 1995, the Company's pre-tax income from continuing operations was $663,000, $2.4 million and $4.9 million, respectively.

GENERAL

        The company is a diversified financial services company headquartered in Greenville, South Carolina which makes Mortgage Loans, Small Business Loans and Auto Loans. Prior to current management's acquisition of control of the Company in December 1990, the Company was primarily engaged in its Transportation Segment operations. Under previous management, the Company incurred significant losses. In 1991, current management implemented a strategic plan to acquire profitable businesses which could utilize the net operating loss carryforwards. Pursuant to such strategy, the Company acquired Carolina Investors, Inc. ("CII"), Premier Financial Services, Inc. ("Premier"), Emergent Business Capital, Inc. ("EBC") and The Loan Pro$, Inc. ("Loan Pro$") in 1991 and Young Generations, Inc. ("YGI") in 1993. In 1994, the Company made a strategic decision to divest all non-financial operations and to focus exclusively on the financial services industry. In accordance with such strategy, the Company completed its divestiture of its Apparel Segment and Transportation Segment operations in 1995.

BUSINESS STRATEGY

        The Company's business strategy is to be a diversified financial services company that meets the credit needs of borrowers in what the Company believes to be under-served credit markets. The key elements of the Company's business strategy are as follows:

o EMPHASIS ON PROFITABILITY RATHER THAN ASSET GROWTH. The Company will continue to focus on increasing earnings and equity, rather than increasing total assets. The Company believes that it can maximize its return on assets and equity by maintaining a "high velocity" capital strategy, whereby loans are quickly sold. This enables the Company to recognize gains on the sale of its loans and quickly redeploy its capital, as well as reduce its interest rate risk, default risk and borrowing costs. In addition, the Company plans to continue to focus its operations in high-margin loan products, while maintaining a low-cost operation.

o DECENTRALIZED LOAN APPROVAL. The Company believes that one of the most important factors to customers is the length of time between the lender's initial contact with the customer and the disbursement of loan proceeds. Accordingly, the Company emphasizes minimizing the length of time involved in the lending process, without sacrificing credit quality. It attempts to accomplish this goal, in part, by fostering an entrepreneurial, decentralized management culture and by maintaining up-to-date MIS systems for loan production, asset quality management and servicing. In the Mortgage Loan Division, the Company has an expedited review process with respect to loans submitted by three of the approximately 120 mortgage bankers and mortgage brokers who originate substantially all of the mortgage loans of the Company, which results in a final credit determination generally within two business days. Also, in the Small Business Loan Division, the Company uses its "Preferred Lender" status, as well as specially-trained officers who handle only loans partially guaranteed by the U.S. Small Business Administration ("SBA"), to shorten the loan approval process. Furthermore, the Small Business Loan Division maintains relatively autonomous regional offices which have significant underwriting capabilities and credit authority.

o PROACTIVE UNDERWRITING PROCESS. The Company takes a proactive approach to its loan underwriting process. Because the Company's borrowers are generally non-prime borrowers, standardized credit scoring and underwriting criteria are not always meaningful in assessing a credit. Consequently, the Company employs experienced, trained underwriters who analyze each application independently and have the ability to craft a loan package which meets the needs of the borrower but provides the Company with adequate security. Underwriting adjustments often suggested by Company underwriters include requiring a guarantor or co-borrower with better credit history and/or additional disposable income, lowering the loan-to-value ratio, increasing the interest rate, securing additional collateral and lowering the loan amount.

o UNIFORM CREDIT GUIDELINES AND PROCEDURES. The Company attempts to mitigate the risks often associated with non-prime borrowers by utilizing uniform guidelines and procedures for evaluating credit applications in connection with its loan originations. This is designed to complement the Company's decentralized management strategy by ensuring consistent credit quality. The Company's guidelines and procedures relate to such matters as the borrower's stability of residence, employment history, credit history, capacity to pay, total income, discretionary income and debt ratios, as well as the value of the collateral. With respect to its Small Business Loans, the Company's guidelines and procedures also emphasize factors pertaining to the business of the borrower, such as business plans, historical and projected financial statements and strength of management.

o CORPORATE MONITORING AND SUPERVISION OF OPERATIONS. The Company has in place corporate policies designed to monitor and ensure continued quality of credit underwriting and servicing and to evaluate management in each of the Mortgage, Small Business and Auto Loan Divisions. Such policies include on-site audits of loan files and underwriting and servicing procedures at each branch office as well as continuous evaluation of general portfolio credit and performance quality, the effectiveness of business development efforts and branch office profitability. The Company's MIS systems provide management with reports on a continuous basis which contain operational information from each of the Mortgage, Small Business and Auto Loan Divisions, including the volume of loan originations, delinquency experience and foreclosure and repossession activities.


GROWTH STRATEGY

         The Company's growth strategy is to continue to expand all areas of its lending operations, while emphasizing profitability and return on equity, rather than asset growth. The key elements in the Company's growth strategy are as follows:

o NEW STRATEGIC ALLIANCES IN THE MORTGAGE LOAN DIVISION. The Company will attempt to continue to increase the number of Mortgage Bankers with whom it has a relationship and to identify and establish additional strategic alliances with Mortgage Bankers. The Company offers additional services to these strategic alliance Mortgage Bankers, such as providing capital through arrangements similar to warehouse lending and additional MIS and accounting services, which are designed to increase their loan originations. The Company expects to establish two to three additional strategic alliances per year over the next three years.

o INCREASE IN SMALL BUSINESS LENDING. The Company plans to expand its SBA Loan operations by utilizing its "Preferred Lender" status to minimize its response time and maximize its loan production. The Company has been designated as a "Preferred Lender" by the SBA, which gives the Company the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. Preferred Lender status also enables the Company to enter more easily additional SBA districts in 1996 and future years.

o ADDITIONAL OFFICES AND LOCATIONS. The Company plans to increase its penetration of existing markets and expand geographically by opening additional locations. In 1996, the Company anticipates opening two additional locations in each of the Mortgage Loan and Auto Loan Divisions and three additional locations, including a regional office, in the Small Business Loan Division. In the future, the Company will continue to target for expansion areas which have favorable demographics or where the Company has identified qualified individuals who are available to effectively manage additional locations.

o SELECTED ACQUISITIONS. The Company intends to pursue the acquisition of businesses in the financial services industry. The Company believes that each of the non-prime Mortgage Loan, Small Business Loan and Auto Loan areas will present significant opportunities for growth and expansion through acquisitions.

o NEW MORTGAGE LOAN PRODUCTS. The Company will consider new loan products and sources of loans. The Company began offering FHA Title I home improvement loans ("FHA Title I Loans") in late 1995. Although the Company has originated a relatively small amount of these loans to date, the Company believes that such loans represent significant potential for growth. The Company will continue to explore new loan products that offer earnings potential in the non-prime Mortgage Loan area.


MORTGAGE LOAN DIVISION

OVERVIEW
         The Company's mortgage lending activities consist primarily of originating, selling and servicing Mortgage Loans which are secured by owner-occupied, single-family residential properties. Substantially all of the Company's Mortgage Loans are made to refinance existing mortgages and for debt consolidation, home improvements, educational expenses and a variety of other purposes. The Mortgage Loans generally are secured by a first lien, have principal balances ranging from $25,000 to $100,000, and bear fixed interest rates generally ranging in 1995 from 9% to 16% per annum. Most Mortgage Loans provide for equal monthly payments over their terms, which generally range from 15 to 30 years.

         Substantially all of the Mortgage Loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines and generally require a longer period of time, as compared to the Company, to approve and fund loans. The Company believes that its customers require or seek a high degree of personalized service and swift response to their loan applications, but generally are not averse to paying the higher rates that the Company charges for its loan programs as compared to the interest rates charged by conventional lending sources.

         The Mortgage Loan Division has experienced significant growth over the past several years. For the years ended December 31, 1993, 1994 and 1995, Mortgage Loan originations totaled $20.5 million, $99.4 million and $192.8 million, respectively.

         In 1995, the Company diversified its Mortgage Loan products to include FHA Title I Loans and second mortgage primary-financing-only loans made to finance closing costs associated with first Mortgage Loans made by the Company ("PFO Loans"). The Company's FHA Title I Loans have principal amounts up to $25,000, provide for equal monthly payments over terms ranging from 5 to 15 years, bear fixed interest rates generally ranging in 1995 from 15% to 18% per annum, and are 90% guaranteed by the Department of Housing and Urban Development. PFO Loans have principal amounts ranging from $5,000 to $15,000 and, in 1995, had a weighted average interest rate of 16% per annum. All of the Company's PFO Loans are sold on a nonrecourse basis in the secondary market. During 1995, the Company originated an immaterial amount of FHA Title I Loans and $9.0 million of PFO Loans.

         The Company originates Mortgage Loans through mortgage bankers and mortgage brokers ("Mortgage Bankers") primarily located in South Carolina, North Carolina and Florida and through three Company locations in South Carolina which make Mortgage Loans directly to borrowers. Officers in the Mortgage Loan Division headquarters in Pickens, South Carolina are responsible for maintaining relationships with the Mortgage Bankers.

INDUSTRY
         Although there exist no official estimates of the size of the non-prime mortgage industry, the Company believes, based on industry sources, that the potential non-prime home equity market is approximately $240 billion. The Company believes that the non-prime mortgage industry is highly fragmented, with no single lender having a significant portion of the market. However, many of the providers of financing to the non-prime mortgage industry are publicly-traded specialty financial companies.

MORTGAGE LOAN ORIGINATION
         Substantially all of the Mortgage Loans are originated on a wholesale basis by the Company through Mortgage Bankers with whom the Company has a relationship. As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing, although the Mortgage Loans may be closed in either the Company's name or in the name of the Mortgage Banker with the Company taking an assignment of the Mortgage Banker's interest. During 1994 and 1995, the Company originated loans through approximately 65 and 120 Mortgage Bankers, respectively, which are located principally in North Carolina and South Carolina. Of the approximately 120 Mortgage Bankers who were responsible for origination of Mortgage Loans in 1995, three Mortgage Bankers (the "Principal Mortgage Bankers") accounted for approximately $145 million, or 75%, of the Company's Mortgage Loans originated in 1995.

         In 1994, the Company began seeking to enter into "strategic alliance" agreements with Mortgage Bankers that were believed by the Company to be able to consistently generate large volumes of quality mortgage loans. These strategic alliance agreements require that the Principal Mortgage Bankers must first offer to the Company the right to fund all of their loans which meet the Company's underwriting criteria before offering such loans to other parties. The Principal Mortgage Bankers are accorded additional services, information and authority by the Company, including the provision of capital through arrangements similar to warehouse lending and the provision of additional MIS and accounting services. These strategic alliance agreements have terms ranging from two to five years and are scheduled to terminate beginning in December 1997. Although the Company will seek to renew these agreements at the end of their terms, there can be no assurance that such agreements will be renewed or that loan volumes will be maintained. The Company believes that these strategic alliances are an important factor in providing a higher level of customer service. The first strategic alliance was established in the first quarter of 1994 and the second and third strategic alliances were established in the third and fourth quarters of 1995, respectively.

         The Company believes that its relationships with its Mortgage Bankers, including the Principal Mortgage Bankers, are good. However, except for the agreements with the Principal Mortgage Bankers, there are no contractual arrangements between the Company and its Mortgage Bankers with respect to the Mortgage Bankers' referrals of Mortgage Loans to the Company.

         The Company plans to increase the number of Mortgage Bankers with which it is affiliated. The Company also seeks to identify specific Mortgage Bankers either from its group of affiliated Mortgage Bankers or from unaffiliated Mortgage Bankers and enter into strategic alliance agreements with these parties.


 SALE OF MORTGAGE LOANS

         The Company began selling Mortgage Loans in 1994 and for the years ended December 31, 1994 and 1995, the Company sold $54.6 million and $127.6 million of Mortgage Loans, respectively. The Mortgage Loans to be sold are generally packaged in pools of approximately $10 million and offered to several potential purchasers for the purpose of obtaining bids. After obtaining bids, the pool is generally sold to the highest bidder. Historically, the Mortgage Loans have been sold servicing released and on a non-recourse basis, with customary representations and warranties.

         In connection with the sale of Mortgage Loans, the Mortgage Loan Division receives premiums generally ranging from 4% to 8% of the principal amount of the Mortgage Loan being sold, depending on prevailing interest rates and the term of the loan. During 1994 and 1995, the weighted average premiums on the Mortgage Loans sold were 5.91% and 7.04%, respectively. For the years ended December 31, 1994 and 1995, premiums recognized by the Company in connection with the sale of Mortgage Loans were $2.4 million and $6.0 million, respectively. Purchasers of Mortgage Loan pools are typically large financial institutions, many of which purchase the Mortgage Loans for inclusion in larger pools of loans which, in turn, are sold to institutional investors.

MORTGAGE LOAN SERVICING
         The Company services the Mortgage Loans that are not sold, but historically has not retained the servicing on Mortgage Loans sold. However, in the future, the Company may retain servicing on Mortgage Loans sold. Servicing includes collecting payments from borrowers, accounting for principal and interest, contacting delinquent borrowers, ensuring that insurance is in place, monitoring payment of real estate property taxes, and supervising foreclosures and bankruptcies in the event of unremedied defaults.

   DELINQUENCIES AND COLLECTIONS
         Collection efforts generally begin when an account is over seven days past due. At that time, the Company attempts to contact the borrower to determine the reason for the delinquency and cause the account to become current. After an account becomes 15 days past due, weekly letters are sent to the borrower. In general, at 30 days past due, a right to cure letter is sent; at 61 days a five-day demand letter is sent; and at 68 days, the account is turned over to an attorney. If the status of the account continues to deteriorate, the Company undertakes an analysis to determine the appropriate action. In limited circumstances, when a borrower is experiencing difficulty in making timely payments, the Company may temporarily adjust the borrower's payment schedule without changing the loan's delinquency status. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments.

         When a loan is 90 days past due in accordance with its original terms, it is placed on non-accrual status and foreclosure proceedings are generally initiated. In connection with such foreclosure, the loan and the facts surrounding its delinquency are reviewed, and the underlying property may be reappraised. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $3.7 million at December 31, 1995.

SMALL BUSINESS LOAN DIVISION
OVERVIEW
         The Company formed EBC in December 1991 for the purpose of acquiring substantially all of the assets, including a license to make loans partially guaranteed by the SBA, of an inactive SBA lender. EBC is one of approximately 12 non-bank entities in the United States possessing a license to make SBA Loans. Substantially all of the Company's SBA Loans are made under Section 7(a) ("Section 7(a) Loans") of the Small Business Act of 1953, as amended (the "Small Business Act"). However, the Company, through a subsidiary, began making loans in 1995 pursuant to Section 504 ("Section 504 Loans") of the Small Business Act (the "Section 504 Loan Program").

         During 1993, 1994 and 1995, the Company originated $37.9 million, $43.1 million and $39.6 million, respectively, in Section 7(a) Loans. Based on a recent trade association report, management believes that during the SBA's fiscal year ended September 30, 1995, the Company was among the ten largest SBA lenders in the nation based on principal amount of Section 7(a) Loans approved by the SBA.

         During 1995, the Company made approximately $3 million in Section 504 Loans. The Company expects that it will continue to focus its SBA lending efforts on Section 7(a) Loans, although future regulatory changes could alter such decision.

         The Small Business Loan Division operates through a total of 11 offices, seven of which are staffed by Company employees and four of which are staffed by independent loan representatives. The Company's SBA operations are divided into four regions: (1) the Southeastern Region, which is headquartered in Greenville, South Carolina, (2) the Gulf Coast Region, which is headquartered in Panama City, Florida, (3) the Central States Region, which is headquartered in Wichita, Kansas, and (4) the Rocky Mountain Region, which is headquartered in Denver, Colorado.

SBA LOAN PROGRAM PARTICIPATION

         SECTION 7(A) LOAN PROGRAM. Section 7(a) Loans are term loans made to commercial businesses which qualify under SBA regulations as "small businesses." These loans are primarily for the acquisition or refinancing of property, plant and equipment, working capital or debt consolidation.

         The SBA administers three levels of lender participation in its Section 7(a) Loan program. Under the first level of lender participation, known as the Guaranteed Participant Program, the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guaranty, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications. Under the second level of lender participation, known as the Certified Lender Program, the lender (the "Certified Lender") gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which review is generally completed within three working days. The SBA requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization is granted by the SBA on a district-by-district basis. Under the third level of lender participation, known as the Preferred Lender Program, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. However, the lender (the "Preferred Lender") is required to secure confirmation from the SBA that the applicant qualifies as a small business. Such confirmation generally takes less than 24 hours. The standards established for participants in the Preferred Lender Program, the SBA's highest designation, are more stringent than those for participants in the Certified Lender Program and involve meeting additional portfolio quality and volume requirements.

         The Company has been designated a Preferred Lender by the SBA in 27 of the 65 SBA districts. These districts are all of the SBA districts in which the Company is deemed to be an "active" lender by the SBA. Virtually all of the Company's SBA Loans are made in these districts.

         SECTION 504 PROGRAM. The Section 504 Program differs from the Section 7(a) Loan program in both structure and size of loans. Section 504 loans generally range in principal amount from $1 million to $2.25 million and are made in connection with a state chartered certified development corporation.
Section 504 Loans are generally commercial development-related loans which, in the case of construction loans, are initially funded entirely by the SBA-licensed lender (such as the Company). Upon completion of the construction phase of the project, a significant portion of the total loan (generally approximately 55%) is repaid by the certified development corporation. This repayment is funded by the SBA through the purchase of a fixed rate debenture issued by the certified development corporation. This purchased portion of the loan is subordinated to the first mortgage loan (held by the SBA-licensed lender). Consequently, the SBA-licensed lender has a loan which has a very favorable loan-to-value ratio. The acquisition of existing properties is generally funded 50% by the SBA-licensed lender (in a first mortgage position), 40% by the certified development corporation (in a subordinate lien position), with the remaining 10% provided by the borrower. The approval process for
Section 504 Loans is similar to the first level of lender participation with respect to Section 7(a) Loan program except that the certified development company presents the loan to the SBA (after it has been approved by the SBA-licensed lender and the certified development company). Upon presentation, the SBA completes its independent analysis of the loan and makes its credit decision. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications.

SBA GUARANTEES
         Under the Preferred Lender Program, the SBA guarantees up to 80% on loans of $100,000 or less, and up to 75% on loans in excess of $100,000. However, the SBA's maximum guaranty per borrower under any SBA Loan is $750,000.

         In the event of a default by a borrower on an SBA Loan, if the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with SBA policies and procedures in connection with the origination, documentation or funding of the loan, the SBA may seek recovery of funds from the Company. With respect to SBA Loan Participations which have been sold, the SBA first will honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to such failure to comply with SBA policies and procedures. To date, the SBA has not sought recovery from the Company on any of its SBA Loans.

SBA LOAN ORIGINATION
         In the past five years, the Company's SBA Loan origination offices have made loans in 23 states and the District of Columbia. The Company's SBA Loans generally range in size from $100,000 to $1.2 million. Average loan size for originations during 1995 was $332,000. The SBA Loans generally have a variable rate of interest which is limited to a maximum of 275 basis points over the lowest prime lending rate published in THE WALL STREET JOURNAL adjusted on the first day of each calendar quarter.

         Although the Company originates SBA Loans through direct contact between its loan officers and potential borrowers, a substantial portion of the Company's SBA Loans are generated by Commercial Loan Brokers who generally are paid referral fees. The Company does not have any contractual agreements with any of these brokers obligating them to refer loans to the Company. In 1995, the Company originated SBA Loans in connection with approximately 35 Commercial Loan Brokers, and no Commercial Loan Broker accounted for more than 15% of the Company's SBA Loans. The Company also attempts to maintain strong relationships with commercial banks, attorneys, accountants and other potential loan referral sources.

         The majority of the Company's SBA Loan originations have been for the acquisition or refinance of property, plant and equipment, working capital or debt consolidation. A number of SBA Loans were made to business franchisees in connection with the acquisition of national franchises. These loans are generally secured by all assets of the borrower, including any real property. In connection with the SBA Loans, the Company generally obtains the guarantee of the principals involved in the business, which is often secured by real property.

         All SBA Loans originated by the Company are evidenced by variable rate notes which adjust quarterly, require payment monthly and are scheduled to amortize fully over their stated term. SBA Loans originated by the Company have terms ranging from seven to 25 years depending upon the use of proceeds, with a weighted average term of approximately 16 years. Generally, seven-year loans are made for working capital, 10-year loans for equipment and 25-year loans for real estate.


MULTIPLE DISBURSEMENTS OF SBA LOANS

         The Company funds certain of its SBA Loans on a multiple disbursement basis. In particular, when part of the use of proceeds of a loan is for the construction or improvement of real property, the loan may require multiple disbursements over a lengthy period of time. At December 31, 1995, the Company had $10.6 million of outstanding SBA Loans in various stages of multiple disbursements, of which $6.3 million had been disbursed. The length of time necessary to complete the disbursement process for multiple disbursement loans is generally six to twelve months.

SBA LOAN SALES
         Upon final disbursement of the proceeds of each SBA Loan, the Company obtains bids in the secondary market for the SBA Loan Participation associated with that SBA Loan. The SBA Loan Participation is generally sold to the highest bidder. The Company retains the unguaranteed portion of the loan and the servicing rights to the entire loan. The Small Business Loan Division sells the SBA Loan Participations generally to financial institutions or other institutional investors. Purchasers of the SBA Loan Participations share ratably with the Small Business Loan Division (holding the unguaranteed portion) with respect to all principal collected from the borrowers with respect to the SBA Loans. SBA lenders are required to pay a fee of 50 basis points per annum to the SBA on the outstanding balance of the guaranteed portion of all loans.

         In connection with the sale of SBA Loan Participations, the Small Business Loan Division receives, in addition to additional servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. During 1993, 1994 and 1995, the weighted average premiums on the SBA Loan Participations sold, together with the additional servicing revenue, aggregated 13.75%, 11.79% and 13.75%, respectively, of the SBA Loan Participations sold. For the years ended December 31, 1993, 1994 and 1995, premiums recognized by the Company in connection with the sale of SBA Loan Participations were $3.6 million, $4.0 million and $3.9 million, respectively.

         The SBA has contracted with Colson Services Corp. ("Colson Services") to serve as the exclusive fiscal and transfer agent for the SBA Loan Participations sold in the secondary market. The Company collects payments from borrowers and remits to Colson Services amounts due to investors. Colson Services then remits such amounts to the investors and administers the transfer of SBA Loan Participations from one investor to another.

SECURITIZATION OF SBA LOANS
         Historically, the Company retained the unguaranteed portions of its SBA Loans. However, in 1995, the Company securitized approximately $17 million of the unguaranteed portions of its SBA Loans. The securitization was effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificates were purchased by investors, while the Company retained the Class B certificates. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the unguaranteed portion of the SBA Loans held by the Trust. The Class B Certificates represent approximately 10% of the principal amount of the SBA Loans transferred in the securitization and are subordinate in payment and all other respects to the Class A Certificates. Accordingly, in the event that payments received by the Trust are not sufficient to pay certain expenses of the Trust and the required principal and interest payments due on the Class A Certificates, the Company, as holder of the Class B Certificates, would not be entitled to receive principal or interest payments due thereon.

         The Company serves as master servicer for the Trust and, accordingly, forwards payments received on account of the SBA Loans held by the Trust to the trustee of the Trust, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfer of the SBA Loans to the Trust constitutes a sale of the underlying SBA loans, no liability is created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase the SBA Loans from the Trust in the event that certain representations made with respect to the transferred SBA Loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A certificates received a rating of Aaa from Moody's Investors Service, Inc. The Class B Certificates were not rated. In connection with the securitization, the SBA Loan Division received funds substantially equal to the Class A certificates' percentage of the total principal amount of the SBA Loans transferred to the Trust.


LOAN SERVICING

         The Company services substantially all the SBA Loans it originates. Servicing includes collecting payments from borrowers and remitting payments with respect to the SBA Loan Participations to Colson Services, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosures. The Company initially reviews loan files to confirm that the loans were originated in accordance with SBA regulations. Thereafter, the Company conducts periodic reviews of the borrower's financial condition and typically conducts field visits to the borrower's place of business at least once a year.

DELINQUENCY AND COLLECTION
         When an SBA Loan becomes delinquent, the Company contacts the borrower to determine the circumstances of the delinquency and attempts to maintain close contact with the borrower until the loan is brought current or is liquidated. When an SBA Loan becomes 60 days past due, the Company is required to notify the SBA of such delinquency. Generally, after a loan becomes 90 days delinquent, the Company places the loan on non-accrual status, delivers a default notice and begins the legal process of foreclosure and liquidation, upon notification to and approval by the SBA. Foreclosure proceedings are generally conducted by the lender, although where the SBA Loan was not made by a Preferred Lender, the SBA has the right to conduct the foreclosure. Any loss after foreclosure and liquidation is allocated pro rata between the guaranteed and the unguaranteed portions of the SBA Loan. Generally, after an SBA Loan becomes 60 to 90 days past due, the SBA, upon the request of the servicer of the SBA Loan, repurchases the guaranteed portion of the principal balance of the SBA Loan from the holder, together with accrued interest covering a period of up to 120 days.

AUTO LOAN DIVISION
OVERVIEW
         The Company's Auto Loan Division makes loans directly to non-prime borrowers for the purchase of used automobiles. Substantially all of the Auto Loans are made directly by the Company through referrals from dealers located in South Carolina. Less than 10% of the Auto Loans originated in 1995 were "indirect" loans purchased from dealers, all of which were located in South Carolina. Of the dealers which referred loans to the Company in 1995, the Company estimates that half of such dealers were franchised dealers and half were independent dealers.

         The non-prime consumer automobile market is comprised of borrowers who generally do not have access to other conventional sources of automobile credit because they do not meet the credit standards imposed by other lenders. As a result of its borrowers' credit status, the Company charges relatively high rates of interest to such consumers. By contrast, banks, thrift institutions, and financing subsidiaries of manufacturers and retailers generally impose more stringent, objective credit requirements and generally charge lower interest rates based on the prevailing interest rate environments at the time of origination.

         The Company began making Auto Loans with its acquisition of 80% of the common stock of Loan Pro$ in 1991. At the time of acquisition, Loan Pro$ had $1.8 million in loans and operated through one location. The Company also acquired Premier in 1991. At the time of acquisition, Premier had approximately $3 million in loans, which were principally personal property loans, and operated through three locations. During 1993, the Company decided to terminate Premier's unsecured personal property loan operation and focus its lending efforts on secured automobile lending. The Company currently operates its Auto Loan Division through seven locations, and at December 31, 1995, had a total of $18 million of serviced Auto Loans, substantially all of which were made in connection with the purchase of automobiles. The Company's long-term strategy is to grow the Auto Loan Division, and in connection with such strategy, expects to open two new offices during 1996. During 1993, 1994 and 1995, the Auto Loan originations totaled $5.2 million, $7.5 million and $17.1 million, respectively.

         Although Premier and Loan Pro$ have substantially similar operations, the Company has maintained their separate existence because Loan Pro$ is not a wholly-owned subsidiary. The president of Loan Pro$ retained a 20% equity interest in Loan Pro$ at the time of its acquisition by the Company.

INDUSTRY
         The automobile finance industry is the second largest consumer finance market in the United States, estimated by the Federal Reserve Board to have been a $325 billion market in terms of outstanding automobile installment credit at the end of 1994. The non-prime portion of the automobile finance market is estimated to be between $30 billion and $50 billion and is highly fragmented. Many large financial service entities, such as commercial banks, savings and loans, credit unions and captive finance companies do not consistently provide financing to the non-prime market. In many cases, those organizations electing to remain in the automobile finance business have migrated toward higher credit quality customers in order to reduce collection and processing costs and to maintain higher levels of credit quality. Many of the largest providers of financing to the non-prime automobile finance market are the publicly-traded specialty automobile finance companies. The Company estimates that these companies collectively have less than a 15% market share. The remainder is primarily comprised of privately-held finance companies and Dealers who provide financing programs directly to the consumer.

DIRECT AUTO LOANS AND RELATED PRODUCTS

         Substantially all of the Company's Auto Loans are made directly by the Company to consumers in connection with purchases of used automobiles. This is in contrast to "indirect lending," where lenders purchase loans from dealers that have already been originated by such dealers.

         The Auto Loans are generally fixed rate loans, with interest rates ranging from 18% to 46% per annum, depending on the model year of the automobile being financed and the creditworthiness of the borrower. At December 31, 1995, the Auto Loans had a weighted average interest rate earned of 27.4%. The amount financed on Auto Loans generally ranges from $3,000 to $10,000 (with an average initial principal balance in 1995 of approximately $5,000), and the repayment terms generally range from 24 to 48 months, depending upon the amount financed. The interest rate which may be charged by the Company is regulated by state law.

         In connection with its Auto Loans, the Company offers credit life and accident and health insurance products for which it receives commissions. These insurance products are sold by branch managers who are licensed representatives of an unaffiliated insurance company. During 1995, insurance was sold in connection with approximately 50% of the total number of Auto Loans originated. During 1995, the Company recognized $140,000 in commissions in connection with the sale of insurance products.

RELATIONSHIPS WITH DEALERS
         Substantially all of the Company's Auto Loans are originated by referrals from dealers located in or around the localities served by the Company. In a typical situation, the dealer will bring a customer who wishes to purchase an automobile, along with the automobile, to an Auto Loan Division branch location. At the branch location, the branch manager (or a person designated by the branch manager) will examine the automobile and make a final credit determination with respect to the customer. In dealing with the Company, dealers become familiar with the Company's lending policies and procedures and develop the ability to screen potential applicants for credit who are unlikely to be approved by the Company. The Company attempts to establish and maintain its relationships with dealers by making prompt credit determinations and by offering quality, consistent and dependable service. New dealer relationships are secured principally through personal contact by branch managers.

         During 1995, the Company originated Auto Loans in connection with approximately 200 dealers. In 1995, no single dealer accounted for a material portion of the Company's Auto Loans. The Company has no formal agreements with any dealers under its direct lending program.

DIRECT AUTO LENDING PROCEDURES
         The initial credit screening on potential Auto Loan customers is performed by the dealers based on the Company's lending policies and procedures. Final credit decisions involving less than $10,000 are made by the branch managers, who interview borrowers in person, examine the automobile and perform other verification procedures. Auto Loans in amounts greater than $10,000 require the approval of the branch manager and one other member of the Auto Loan Division's senior management.

         The Company's credit review process requires the completion of a standardized credit application with information on the applicant's background, employment and credit history. The Company obtains a credit report on the applicant from an independent reporting service and obtains verification of the applicant's employment and wages from his or her employer. Branch managers are encouraged to apply their knowledge of local conditions and collateral values and their personal experience in making credit decisions. The Company does not use a "scoring" system or other inflexible, standardized credit criteria. Nevertheless, the Company estimates that approximately 50% of all applicants are denied credit by the Company, generally because of their credit histories or because their income levels will not, in the Company's judgment, support the amount of credit sought. If the credit is approved, standardized financing documents are executed between the customer and the Company. In connection with all Auto Loans, the automobile is pledged as collateral and the Company obtains the certificate of title to the automobile, on which its lien is recorded. The Company generally retains keys on the financed automobiles. The customer receives a payment coupon book and instructions on remitting monthly payments to the Company.

         The Company considers refinancing of its existing loans on a case-by-case basis. The Company generally does not refinance delinquent loans unless it determines that refinancing is not likely to increase the credit risk.

INDIRECT LENDING OPERATIONS
         In 1995, the Company began an indirect automobile lending program. Under this program, certain approved dealerships are provided underwriting criteria and guidelines by the Company. The dealerships close and fund the loans to the borrowers. The manager of the Company's local office is then given an opportunity to purchase the loan from the dealer based on the office managers' credit decision and verification procedures. Loans are purchased from the dealer at a discount from the principal amount of the loan. This discount, which is not refundable to the dealer, averaged 7% in 1995. Less than 10% of the Auto Loans originated in 1995 were generated under this indirect lending program.

SERVICING, COLLECTION AND DELINQUENCIES
         The Company's borrowers are expected to remit their monthly payments using the payment coupon book provided to them at the time the credit is extended. Consequently, the Company does not issue monthly statements to borrowers. If a payment is not received within five days after its due date, the Company telephones the borrower, and attempts to maintain weekly contact thereafter until the loan is brought current. If a payment is not received within 11 days after its due date, the borrower is sent a right to cure letter. In certain instances, the automobile is picked up and stored by the Company after the right to cure letter has been received. After 30 days, the branch manager contacts the borrower. After 45 to 60 days, at the discretion of the branch manager, the Company generally repossesses the automobile. In certain instances, borrowers are permitted to recover their repossessed vehicles if they cure defaults under their loan.

         Repossessed automobiles are usually offered for sale by the Company through independent dealers. If such efforts are unsuccessful, the automobiles are sold at public auction. The time between repossession and public sale generally ranges from one to three months.

COMPETITION
         The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. The Company believes that it competes effectively by providing competitive rates, and efficient, complete services.

         The Company faces significant competition in connection with its Mortgage Loan operations, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. These competitors include The Money Store, Ford Consumer Finance Company, The Associates, and ContiFinancial Corporation. Each of these companies has considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, the industry, as a whole, is highly fragmented and no one company has a large percentage of the total mortgage loan market. The Company attempts to maintain its competitiveness by establishing strong relationships with Mortgage Bankers. Although the Company believes that it has been successful in this regard, in the event that the Company's competitors are able to weaken the relationships between the Company and its Mortgage Bankers, including the Principal Mortgage Bankers, the Company's operations would be materially and adversely affected. Conventional lenders, such as banks and thrifts, are not believed to be significant competitors of the Company because they are generally reluctant to make loans to non-prime borrowers.

         The Company faces significant competition in all markets in which it makes SBA Loans. The Company's major competitors vary from region to region. However, its primary competitors are small independent banks and large companies such as The Money Store, AT&T Capital Corp. and Heller First Capital. Because SBA Loan interest rates and terms offered by lenders are relatively uniform, the Company believes that the principal source of competition in making SBA Loans relates to the quality of service provided by the lender and the relationships established with the borrower. In addition, the Company believes that it is important that it maintain good relations with the Commercial Loan Brokers which are a significant source of SBA Loan originations.

         The consumer finance business, and the Auto Loan business in particular, is highly competitive. Because the Company's Auto Loan business is limited to a particular area of the consumer finance industry and because the Company's customer base consists of individuals who generally do not have access to other traditional sources of consumer credit, the Company usually does not compete directly with banks, savings and loans, financing subsidiaries of manufacturers and retailers of automobiles, and other traditional consumer financing sources with respect to Auto Loans. However, in each market where the Company operates, there are generally a number of other non-prime lenders that compete for the Auto Loans, including local finance companies. Certain of these non-prime lenders are larger and have greater resources than the Company. These companies include Mercury Finance Company, First Merchants Acceptance Corporation and Regional Acceptance Corporation. Furthermore, the Company believes that conventional lenders are increasingly seeking to operate in the non-prime consumer market. Such additional competition could have a material adverse effect on the Company and its ability to attract customers. The Company believes that the principal bases for competition in the Auto Loan business are the monthly payment amount, the speed of the credit determination process and the general level of service provided to the dealers. Accordingly, the Company believes that it is important that it maintain good relationships with its associated dealers.


REGULATION
GENERAL
         The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended (the "SBIA"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in- Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act (the "RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

         Although most states do not regulate commercial loans, a few states do require licensing of lenders, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Authorities in those states that regulate the Company's SBA Loan activities may conduct audits of the books, records and practices of the Company. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations. The Company is also required to comply with certain portions of the ECOA which are applicable to commercial loans, including SBA Loans. The Company must comply with ECOA's prohibition against discrimination on the basis of race, color, sex, age or marital status and with the portion of Regulation B under the ECOA that requires lenders to advise loan applicants of the reasons their credit request was declined or subject to other adverse action.

         In the judgment of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

         The Company believes that it is in substantial compliance with state and federal laws and regulations governing its lending activities. However, there can be no assurance that the Company will not inadvertently violate one or more of such laws and regulations. Such violations may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. Further, adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business.

MORTGAGE LOANS
         Mortgage lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Many states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

         The Company's Mortgage Loan and FHA Title I Loan origination activities are subject to TILA. TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

         The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name and address of the reporting agency. Under RESPA, disclosures to certain borrowers are required to be made within prescribed time frames. Good faith estimates of applicable closing costs are also required.

         The Company's involvement in FHA Title I guaranteed lending activities requires compliance with the regulatory and reporting requirements of the FHA. The FHA only guarantees loans that comply with certain stated standards.

SBA LOANS
         The SBA Loans made by the SBA Loan Division are governed by federal statutes (the Small Business Act and SBIA) and may be subject to regulation by certain states. These federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

AUTO LOANS
         The Company's Auto Loan business is subject to extensive supervision and regulation under state and federal laws and regulations, which, among other things, require that the Company obtain and maintain certain licenses and qualifications, regulate the interest rates, fees and other charges the Company is allowed to charge, limit or prescribe certain other terms of the Company's loans, require specified disclosures to consumers, govern the sale and terms of insurance products offered by the Company and the insurers for which it acts as agent, and define the Company's rights to repossess and sell collateral.

         The Company's Auto Loan business is currently limited to South Carolina and is therefore subject to certain South Carolina laws and regulations, including the South Carolina Consumer Protection Code (the "SC Code"). With respect to their direct lending activities, Premier and Loan Pro$ are each licensed under the SC Code as a "supervised lender" (a lender making consumer loans at interest rates in excess of 12% per annum), subject to regulation by the Consumer Finance Division of the State Board of Financial Institutions and by the South Carolina Department of Consumer Affairs. These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations.

         The SC Code and the regulations thereunder generally do not limit the finance charges that may be contracted for with respect to loans having a cash advance exceeding $600, but require supervised lenders to file schedules showing maximum finance charges for each category and amount of supervised loans. Such schedules must express finance charges in terms of annual percentage rates determined in accordance with TILA, and must be conspicuously posted in each location where loans are originated in the format and with certain notices set forth in regulations promulgated under the SC Code. The SC Code and regulations thereunder also, among other things, limit or regulate closing costs, insurance premiums, delinquency, deferral, refinancing, consolidation and conversion fees and other additional charges which may be assessed in connection with consumer loans, prescribe certain disclosures and notices to borrowers and cosigners, prescribe maximum repayment terms for loans of $1,000 or less, define and limit creditors' remedies on default, and prescribe certain record-keeping and reporting procedures and requirements, and regulate other aspects of consumer finance transactions, including permitted collateral, application of payments, limits on scheduled balloon payments, rebates on prepayments, certain terms, disclosures and formalities in the loan contract, and other matters.

         The SC Code contains provisions similar to the foregoing which are applicable to consumer credit sale transactions in which a consumer's purchase of goods or services is financed by the seller or by the seller's assignment of the retail installment sale contract to another lender. These provisions are applicable to the Company's indirect financing of automobile purchases. The SC Code provides that the seller effecting the credit sale is responsible for licensing and compliance with respect to loans originated in connection with credit sales, and does not impose on the assignee any obligation of the seller with respect to events occurring before the assignment. However, upon the assignment, the Company is subject to the provisions governing credit sales. The Company believes that it and the dealers from which it accepts assignment of consumer loans are in substantial compliance with the provisions of the SC Code governing credit sales.

         The Company's Auto Loan business is also subject to extensive federal regulation in connection with its consumer loans, including TILA, ECOA and FCRA and the regulations thereunder, and certain rules of the Federal Trade Commission. These laws and regulations are referenced above under " - Regulation Mortgage Loans." The Company's Auto Loan business is also subject to the rules of the Federal Trade Commission, which limit the types of property a creditor may accept as collateral to secure a consumer loan and provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subsequent holder.

LOSS OF NET OPERATING LOSS CARRYFORWARD
         As a result of operating losses incurred by the Company under prior management, the Company generated significant net operating loss carryforwards (the "NOL"). At December 31, 1995, the amount of the NOL remaining and available to the Company was approximately $23 million. The NOL expires, to the extent that it is not utilized to offset income, in varying amounts annually through 2001. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. In the future, it is possible that a change of control could occur and that the Company could lose the benefits of the NOL. In the event that the Company lost the NOL, the Company's earnings would be materially and adversely affected.

EMPLOYEES
         At December 31, 1995, the Company employed a total of 143 full-time equivalent employees. The Company believes that its relations with its employees are good.


ITEM 2.           PROPERTIES

         The Company's headquarters are located at 15 South Main Street, Suite 750, Greenville, South Carolina and are leased. The Company owns three locations and leases 10 locations. None of the leases or properties owned is believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes. The Company would expect to lease or purchase any properties necessary for any expansion.


ITEM 3.           LEGAL PROCEEDINGS

         The company and its subsidiaries are, from time to time, parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries that, if determined adversely, would have a materially adverse effect on the operations, profitability or financial condition of the Company or any of its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1995 fiscal year.


                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         Information about the market for the Company's Common Stock and related security holder matters on page 39 of the Company's Annual Report to the Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data included on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 14 of the Company's Annual Report to the Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to consolidated financial statements of the Company and its subsidiaries included on pages 15 through 38 in the Company's Annual Report to the Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by Items 10-12 is included in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 18, 1996 and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Over the past several years, the Company has provided management services to Reedy River Ventures, L.P. ("RRV"). Certain of the Company's officers and directors, namely John M. Sterling, Jr., Buck Mickel, Tecumseh Hooper, Jr. and Clarence B. Bauknight, are partners of RRV. During 1994 and 1995, RRV paid the Company $35,000 and $250,000, respectively, in management fees. In October 1995, the Company became an investor in RRV, with an investment of $1 million, and became its general partner.

         Certain officers, directors and employees of the Company held senior floating rate notes and subordinated debentures sold by Carolina Investors, Inc. (the "Debentures") which at December 31, 1995 aggregated approximately $1.1 million. These Debentures were purchased on terms which were the same as those available to purchasers not affiliated with the Company.

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Listing of Exhibits

3.1--   Amended and Restated Articles of Incorporation dated September 20, 1978:
        Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Commission File No. 2-62723 (the "1978 Registration Statement").
3.2-- Articles of Amendment as filed with the Secretary of State of South Carolina on June 5, 1984: Incorporated by reference to Item 6(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984, Commission File No. 0-8909.
3.3-- Articles of Amendment as filed with the Secretary of State of South Carolina on December 27, 1985: Incorporated by reference to Current Report on Form 8-K dated January 2, 1986, Commission File No. 0- 8909.
3.4-- Articles of Amendment as filed with the Secretary of State of South Carolina on August 23, 1991: Incorporated herein by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 0-8909.
3.5-- Restated By-Laws: Incorporated by reference to Exhibit 3.2 of the 1978 Registration Statement.
3.6-- Amendment to Bylaws: Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 0-8909.
3.7-- Form of Warrant: Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1985, File No. 0-8909.
4.1--   See Exhibits 3.1 through 3.7.
10.1--  Emergent Group, Inc. Stock Option Plan: Incorporated by reference to
        Exhibit 10.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.2-- 1995 Officer and Employee Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement, Commission File No. 0-8909.
10.3-- 1995 Director Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement.
10.4--  1995 Restricted Stock Agreement Plan: Incorporated by reference to
        Exhibit 10.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.5--  Mortgage Banker Agreement with first Principal Mortgage Banker:
        Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.6--  Mortgage Banker Agreement with second Principal Mortgage Banker:
        Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.7--  Mortgage Banker Agreement with third Principal Mortgage Banker:
        Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.8-- Loan and Security Agreement dated December 19, 1993 between BankAmerica Business Credit, Inc. and The Loan Pro$, Inc.: Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.9-- Loan and Security Agreement dated April 10, 1995 between BankAmerica Business Credit, Inc. and Premier Financial Services, Inc.: Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.10-- Loan and Security Agreement dated December 29, 1993 between NationsBank of Georgia and Emergent Business Capital, Inc., as amended: Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.11-- Loan and Security Agreement dated October 10, 1995 between NationsBank of Georgia and Emergent Commercial Mortgage, Inc.: Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.12-- Mortgage Loan Warehousing Agreement dated November 22, 1994 between
        First Union National Bank of North Carolina and Carolina Investors,
        Inc.: Incorporated by reference to Exhibit 10.12 of the Company's - Registration Statement on Form S-1, Commission File No. 333-01393.
10.13-- Mortgage Loan Warehousing Agreement dated March 6, 1996 between First
        Union National Bank of North Carolina and Emergent Mortgage Corp., as amended.

10.14-- The Pooling and Servicing Agreement dated as of June 29, 1995 between Emergent Business Capital, Inc., as Seller and Servicer, and First Union National Bank of North Carolina, as Trustee: Incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated June 29, 1995, Commission File No. 0-8909.
10.15-- Certificate Purchase Agreement between the Placement Agent, as initial purchaser, and the Company: Incorporated by reference to
           Exhibit 28.1 to the Company's Current Report on Form 8-K dated June 29, 1995, Commission File No. 0-8909.
13.0-- The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995. (Only those portions specifically incorporated by reference into this report shall be "filed" with the Securities and Exchange Commission.)
21.0--     Listing of subsidiaries.


        (b)  Reports on Form 8-K filed in the fourth quarter of 1995:

        On October 16, 1995, the Company filed a report on Form 8-K, under Item 5, reporting that on September 30, 1995, the Company entered into a Stock Purchase Agreement by and among the Company and fifteen individuals ("the Buyers") who comprise the management of Young Generations, Inc., ("YGI"), whereby the Buyers purchased 100% of the outstanding capital stock of YGI.

SIGNATURES

Pursuant to the requiremens of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EMERGENT GROUP, INC
                                         Registrant



       March 25, 1996
            (Date)


                                         /s/    John M. Sterling, Jr.
                                         John M. Sterling, Jr.
                                         President, Chairman of the Board of
                                         Directors and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    Robert S. Davis                            /s/    Tecumseh Hooper, Jr.
Robert S. Davis                                   Tecumseh Hooper, Jr.
Vice President and Chief Financial Officer        Director
Director

/s/   John M. Sterling Jr.                        /s/    Clarence B. Bauknight
John M. Sterling Jr.                              Clarence B. Bauknight
President, Chairman of the Board of               Director
Directors and Chief Executive Officer

/s/   Buck Mickel                                 /s/    Porter B. Rose
Buck Mickel                                       Porter B. Rose
Director                                          Director


/s/   Jacob H. Martin                             /s/    Keith B. Giddens
Jacob H. Martin                                   Keith B. Giddens
Director                                          Executive Vice President and
                                                  Chief Operating Officer
                                                  Director

         March 25, 1996
              (Date)

                           ANNUAL REPORT ON FORM 10-K

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 1995

                              EMERGENT GROUP, INC.

                           GREENVILLE, SOUTH CAROLINA

                                    Form 10-K

                      Emergent Group, Inc. and Subsidiaries

                          List of Financial Statements


        The following consolidated financial statements of Registrant and subsidiaries included in the Company's Annual Report to the
       Shareholders for the year ended December 31, 1995 are incorporated herein by
                              reference in item 8:

   Consolidated Financial Statements of Emergent Group, Inc. and subsidiaries:


 Report of Independent Auditors for each of the three years in the period ended
                               December 31, 1995

            Consolidated Balance Sheets - December 31, 1994 and 1995

 Consolidated Statements of Income - Years ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Shareholders' Equity - Years ended
                        December 31, 1993, 1994 and 1995

        Consolidated Statements of Cash Flows - Years ended December 31,
                              1993, 1994 and 1995

                   Notes to Consolidated Financial Statements

                      (Elliott, Davis & Company Logo)
                      Elliott, Davis & Company L.L.P.
                        Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
EMERGENT GROUP, INC. AND SUBSIDIARIES
Greenville, South Carolina


           We have audited the accompanying consolidated balance sheets of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1994 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
January 31, 1996