Form 10-Q
period 1996-03-31
EMERGENT GROUP INC
filed 1996-05-15
CIK 277028

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                                   (MARK ONE)
( X ) Quarterly Report Pursuant To Section 13 Or 15 (d) of the
      Securities Exchange Act Of 1934 For The Period Ended March 31,
      1996


(   ) Transition Report Pursuant to Section 13 Or 15(d) of the
      Securities Exchange Act of 1934 For the transition period from __________________ to ________________.

   Commission File Number 0-8909



                                EMERGENT GROUP, INC.
              (Exact name of registrant as specified in its charter)


    South Carolina                                           57-0513287
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



P. 0. Box 17526, Greenville, South Carolina 29606
(Address of principal executive offices) (Zip Code)

           (864) 235-8056
(Registrant's telephone number, including area code)

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Of Common Stock                             Outstanding at April 30, 1996

Common   $.05 par value                                      6,510,168

PART I - FINANCIAL INFORMATION

EMERGENT GROUP, INC. AND SUBSIDIARIES



Set forth on pages 3 through 7 are the consolidated balance sheet as of December 31, 1995 and the unaudited consolidated balance sheet as of March 31, 1996 of Emergent Group, Inc. and subsidiaries and the unaudited consolidated statements of income for the three-month periods ended March 31, 1995 and 1996 and unaudited consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1996.

Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December 31, 1995, from which the consolidated balance sheet as of that date is derived.

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                     MARCH 31,
                                                        DECEMBER 31,   1996
                                                             1995    (Unaudited)
                                                                (in thousands)
ASSETS
Cash and Cash equivalents, including
reverse repurchase agreements of
$791,000 (1995) and $815,000 (1996)                           $ 1,560  $ 1,795

Restricted cash                                                   912    2,984

Loans receivable
   Loans receivable                                           103,502   91,698
   Mortgage loans held for sale                                22,593   25,244
   Notes receivable from related parties                          363      373
   Excess servicing receivable                                  2,054    2,223
   Other receivables                                            1,626    1,029
   Accrued interest receivable                                  1,571    1,635

                                                              131,709  122,202
Less allowance for credit losses                               (1,874)  (1,885)
Less unearned discount                                           (610)  (1,054)

                                                               129,225  119,263

Investment in asset-backed securities, net of
 allowance for losses of $773,000 (1995) and $1,382,000 (1996)     565    2,185

Property and equipment                                           4,327    4,723
Less accumulated depreciation                                     (957)  (1,110)

                                                                 3,370    3,613

Excess of cost over net assets of acquired
businesses, net of accumulated amortization
of $370,000 (1995) and $416,000 (1996)                           2,865    2,819

Real estate and personal property held
for sale                                                         3,742    4,140

Deposit base intangibles, net of accumulated
 amortization of $525,000 (1995) and $553,000 (1996)               600      572

Net assets of discontinued operations                               77       61

Other assets                                                     2,015    2,199

Total Assets                                                  $144,931 $139,631

See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

                                                        MARCH 31,
                                           DECEMBER 31,   1996
                                              1995     (Unaudited)
                                               (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Notes payable to banks and other           $ 31,633     $ 19,831

Investor Savings:
 Notes payable to investors, including
 $873,000 (1995) and $781,000 (1996)
 to related parties                           82,132       87,879

 Subordinated debentures, including
 $63,000 (1995) and $32,000 (1996)
 to related parties                           16,185       16,176

Total investor savings                        98,317      104,055


Other accrued liabilities                      3,090        1,911
Remittance due to loan participants            1,188        1,667
Accrued interest                                 622          564

                                               4,900        4,142

Total liabilities                            134,850      128,028

Minority interest                                196          208

Shareholders' equity
 Common Stock, par value $.05 a share -
  authorized 4,000,000 shares (1995 and
  1996), issued and outstanding 121,000
  shares (1995) and 123,026 shares (1996)          6            6

Class A Common Stock, par value $.05 a
share - authorized 6,666,667 shares
(1995 and 1996); issued and outstanding
6,276,474 shares (1995) and 6,387,142
shares (1996)                                    314          319

Capital in excess of par value                 6,632        6,788
Retained earnings                              2,933        4,282

Total shareholders' equity                     9,885       11,395

Total liabilities and shareholders' equity  $144,931     $139,631

See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                  Three Months Ended
                                                      March 31,
                                               1995             1996
                                        (in thousands except per share amounts)
Revenues:
Interest, servicing and finance charges      $ 3,368            $ 4,860
Gain on sale of loans                          1,220              3,018
Management fees                                   80                111
Other income                                     154                294

Total revenues                                 4,822              8,283

Expenses:
Interest expense                               1,727              2,740
Provision for credit losses                      489                910
Salaries, wages and employee benefits          1,212              1,824
Depreciation                                      72                151
Legal, audit and professional fees               103                149
Travel and entertainment                          69                140
Telephone                                         56                107
Other general and administrative expense         597                857

Total expenses                                 4,325              6,878

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST               497              1,405

Provision for income taxes:
Current                                           31                 72
Deferred                                         (27)               (28)
                                                   4                 44

INCOME FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST                                493              1,361

Minority interest in earnings of
subsidiary                                        (8)               (12)

INCOME FROM CONTINUING OPERATIONS                485              1,349

Discontinued Transportation and Apparel
Manufacturing Segments:
Loss from operations, net of income
 tax expense                                    (316)                 --



NET INCOME                                     $ 169            $ 1,349

Income per share of Common Stock:
  Continuing operations                       $ 0.07             $ 0.20
  Discontinued operations                      (0.05)                --
  Net Income                                  $ 0.02             $ 0.20

Computed on the weighted average number
of shares issued and outstanding           6,699,266          6,679,229

See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                Three Months Ended
                                                      March 31,
                                              1995                1996
                                                   (in thousands)

Operating Activities
Net income                                    $ 169             $ 1,349
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization                   155                 233
Provision for credit losses                     489                 910
Proceeds from securitization of loans            --              13,489
Payments to securitization trustee for
 cash reserve                                    --              (1,519)
Net increase in deferred loan costs              --                 445
Net increase in deferred gain on sale           254                  --
Loans originated - held for sale            (32,158)            (69,672)
Principal proceeds from loans sold           31,102              65,844
Minority interest in income of
 subsidiaries                                     7                  12
Changes in operating assets and
 liabilities increasing (decreasing) cash:
 Other receivables                              283                 626
 Excess servicing receivable                    (13)               (169)
 Customer commitment deposits                  (209)                (24)
 Remittance due loan participants               138                (176)
 Accrued interest payable                         1                 (57)
 Accounts payable, income taxes payable
  and other accrued liabilities                (912)             (1,154)
 Accrued interest receivable                    (74)                (63)
 Other assets                                  (134)               (483)
Net cash provided by operating
 activities of discontinued operations          224                  --

NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                  $  (678)            $ 9,591

EMERGENT GROUP, INC. AND SUBSIDIARIES

                                                           Three Months Ended
                                                                March 31,
                                                          1995            1996
                                                            (in thousands)
Investing Activities
Loans originated - held for investment                 $(14,655)       $(16,786)
Principal proceeds from loans not sold                   12,099          12,958
Principal proceeds from Asset-Backed
Securities                                                   --              48
Proceeds from sale of short term investments                400              --
Proceeds from sale of real estate
 and personal property held for sale                        560             751
Purchase of property and equipment                         (181)           (395)
Rent received on real estate held for sale                   32              32
Improvements and related costs incurred
on real estate held for sale                                (82)            (60)
Net cash used in investing activities of
  discontinued operations                                    97             --

NET CASH (USED IN) INVESTING ACTIVITIES                  (1,730)         (3,452)

Financing Activities
Advances under bank lines of credit                      34,513          76,861
Payments on bank lines of credit                        (33,328)        (88,663)
Net increase in notes payable to
 investors                                                8,715           5,746
Net decrease in subordinated debentures                  (6,366)            (10)
Proceeds from exercise of stock options                      --             162
Net cash used in financing activities
 of discontinued operations                                (221)             --

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       3,313          (5,904)

Net increase in cash and
cash equivalents                                            905             235

Cash and cash equivalents at beginning
of year                                                     278           1,560

Cash and cash equivalents at March 31                   $ 1,183         $ 1,795


See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's annual report for 1995 including the footnotes thereto.

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of income for the three-month periods ended March 31, 1995 and 1996 and the consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1996 are unaudited and in the opinion of management contain all known adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE B--INTEREST AND INCOME TAXES

For the three month period ended March 31, the Company paid interest of $1,795,000 in 1995 and $2,797,000 in 1996.

For the three month period ended March 31, the Company paid income taxes of $17,000 in 1995 and $22,000 in 1996.

NOTE C--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1996 the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $815,000. The investments were collateralized by U.S. Government securities held by the banks.

NOTE D - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of SBA and Auto Loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE E - SECURITIZATION OF LOANS

In March of 1996, the Company securitized $16,107,000 of auto loans. The securitization was effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificate was purchased by an investor, while the Company retained the Class B certificate. The Company has classified its Class B certificate as a trading security under SFAS 115 and such certificate is carried at fair value. This certificate, in addition to the Class
B certificates held by the Company pursuant to the securitization of the unguaranteed portions of its SBA loans in 1995, are carried on the balance sheet as asset-backed securities in the amount of $1,879,000 which is net of $1,382,000 allowance for losses. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the loans held by the Trust. The Class B certificates represent approximately 10% of the principal amount of the loans transferred in the securitization and are subordinate in payment and all other aspects to the Class A certificates. Accordingly, in the event that payments received by the Trust are not sufficient to pay certain expenses of the Trust and the required principal and interest payments due on the Class A certificates, the Company, as holder of the Class B certificates, would not be entitled to receive principal or interest payments due thereon. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and to reduce interest rate risk. The Company's excess spread from the transaction is recognized over the life of the underlying loans.

The Company serves as master servicer for the Trust and, accordingly, forwards payments received on account of the loans held by the Trust to the trustee, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfer of the loans to the Trust constitutes a sale of the underlying loans, no liability is created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase the loans from the Trust in the event that certain representations made with respect to the transferred loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A certificates for both the SBA securitization and the Auto securitization received a rating of Aaa from Moody's Investors Service, Inc. In addition, the Class A certificates for the Auto securitization received a rating of AAA from Standards and Poors ratings group, and were guaranteed by Financial Security Assurance, Inc. The Class B certificates were not rated. In connection with the Auto securitization, the Company received cash proceeds, net of securitization costs, of $14,195,000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein. As used herein, "Discontinued Operations" refers to the Company's Transportation and Apparel Segments. Unless otherwise noted, the discussion contained herein relates to the continuing operations of the Company, which consist of its Financial Services Segment operations which are comprised of Carolina Investors, Inc. ("CII") and Emergent Mortgage Corporation (the "Mortgage Loan Division"), Emergent Business Capital, Inc. (the "Small Business Loan Division") and The Loan Pros, Inc. and Premier Financial Services, Inc. (the "Auto Loan Division").




 Results of Operations

 Three Months Ended March 31,1996 Compared to Three Months Ended March
 31,1995

    Total revenues increased $3.5 million, or 73%, from $4.8 million for the three month period ended March 31, 1995 to $8.3 million for the three month period ended March 31, 1996. The increase in revenues resulted principally from increases in interest and servicing revenue and gain on sale of loans.

    Interest and servicing revenue increased $1.5 million, or 45%, from $3.4 million for the three month period ended March 31, 1995 to $4.9 million for the three month period ended March 31, 1996. This increase was due principally to the growth in the serviced loan portfolio of the Mortgage and Auto Loan Divisions. Interest and servicing revenue earned by the Mortgage Loan Division increased $797,000, or 35%, from $2.3 million for the three month period ended March 31, 1995 to $3.1 million for the three month period ended March 31, 1996. Interest and servicing revenue earned by the Small Business Loan Division increased $99,000, or 12%, from $823,000 for the three month period ended March 31, 1995 to $922,000 for the three month period ended March 31, 1996. This increase resulted from continued growth in serviced Small Business Loans and from the removal of the temporary change in the US Small Business Administration ("SBA") policy reducing the maximum loan amount to $500,000 which negatively impacted the Company's Small Business Loan originations during the three month period ended March 31, 1995. Interest and servicing revenue earned by the Auto Loan Division increased $604,000, or 98%, from $615,000 for the three month period ended March 31, 1995 to $1.2 million for the three month period ended March 31, 1996. The increase in interest and servicing revenue for the Auto Loan Division was due to the growth of its loan portfolio.

    Gain on sale of loans increased $1.8 million, or 147%, from $1.2 million for the three month period ended March 31, 1995 to $3.0 million for the three month period ended March 31, 1996. Gain on sale of loans was generated by the sale of Mortgage Loans and SBA Loan Participations. The increase resulted principally from increased sales of Mortgage Loans associated with the increased loan originations of the Mortgage Loan Division.

       Other revenues increased $171,000, or 73%, from $234,000 for the three month period ended March 31, 1995 to $405,000 for the three month period ended March 31, 1996. Other revenues is comprised principally of origination and processing fees, insurance commissions and management fees paid in connection with the management of two venture capital funds by the Company (the "Venture Funds"). The increase in other revenues resulted principally from the increase in the Company's loan originations, as well as from increased management fees paid by the Venture Funds.

    Total expenses increased $2.6 million, or 59%, from $4.3 million for the three month period ended March 31, 1995 to $6.9 million for the three month period ended March 31, 1996. Total expenses are comprised of interest expense, provision for credit losses and general and administrative expenses.

   Interest expense increased $1.0 million, or 59%, from $1.7 million for the three month period ended March 31, 1995 to $2.7 million for the three month period ended March 31, 1996. The increase was due principally to increased borrowings by the Mortgage and Auto Loan Divisions associated with increased loan originations. Total borrowings attributable to the Mortgage Loan Division, both under the Credit Facilities and in connection with the sale of Notes Payable to Investors and Subordinated Debentures (the "Debentures"), increased $29.2 million, or 36%, from $82.0 million at March 31,1995 to $111.2 million at March 31, 1996. Total borrowings attributable to the Small Business Loan Division increased $1.6 million, or 14%, from $11.1 million at March
31, 1995 to $12.7 million for the three month period ended March 31, 1996. This increase in debt resulted principally from the loan origination activity for the three month period ended March 31, 1996 as compared to the same period in 1995. This increase in loan originations was due principally to the elimination of the SBA's $500,000 loan limitation in October 1995. Total borrowings attributable to the Auto Loan Division decreased $5.2 million, or 100%, from $5.2 million at March 31, 1995 to $0 at March 31, 1996. This decrease was due to the repayment of all bank debt with proceeds of the securitization of $16.1 million of Auto Loans in March 1996.

   Provision for credit losses increased $421,000, or 86%, from $489,000 in the three months ended March 31, 1995 to $910,000 in the three months ended March 31, 1996. The provision was made to maintain the general reserves for credit losses associated with loan growth, as well as to fund specific reserves for possible losses associated with particular loans. This increase in the provision for credit losses was due principally to the increase in the Company's serviced loan portfolio from $98,493,000 at March 31, 1995 to $117,317,000 at March 31, 1996, an increase of l9%.

   General and administrative expense increased $1.1 million, or 53%, from $2.1 million for the three month period ended March 31, 1995 to $3.2 million for the three month period ended March 31, 1996 principally as a result of increased personnel costs in the Mortgage Loan Division due to the continued expansion in the servicing and underwriting areas, and increased expenses associated with the opening of three new loan production offices by the Auto Loan Division. General and administrative expense decreased from 5.2% of average serviced loans at March 31, 1995 to 4.7% at March 31, 1996, principally as a result of the increase in serviced loans for the three-month period ended March 31, 1996. This decrease in general and administrative expense as a percentage of serviced loans was partially offset by the costs associated with the expansion of the Mortgage Loan Division's servicing operations in anticipation of increased originations of Mortgage Loans, including Mortgage Loans which may be sold servicing retained.

   Income from continuing operations increased $864,000, or 178%, from $485,000 for the three months ended March 31, 1995 to $1.3 million for the three month period ended March 31, 1996. The improvement in income was due principally to increased growth and profitability of the Mortgage Loan Division as a result of increased gain on sale of loans and interest and servicing revenue.


Allowance for Credit Losses and Credit Loss Experience

      To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover future losses of principal. At March 31, 1996 the total allowance for credit losses for the Company was $3.3 million, including $1.4 million reserved for potential losses relating to the Company's securitized SBA and Auto Loans. This compares to an allowance for credit losses at December 31, 1995 of $2.6 million including $773,000 reserved for potential losses relating to the Company's securitized SBA loans. The increase in the allowance resulted from corresponding increases in the Company's serviced loans receivable, rather than in connection with specific loans or circumstances.

      The allowance for credit losses is a composite of the allowance for credit losses of the Mortgage Loan Division, the Small Business Loan Division and the Auto Loan Division as of March 31, 1996. The Mortgage Loan Division maintains an allowance for credit losses equal to approximately
1% of its loan portfolio, the Small Business Loan Division currently maintains an allowance for credit losses equal to approximately 3% of the unguaranteed portion of its loan portfolio, and the Auto Loan Division currently maintains an allowance for credit losses equal to approximately 5% of its loan portfolio. In addition, each subsidiary may establish a specific reserve for a particular loan that is deemed by management to be a potential problem loan where full recovery is questionable. The Company considers its allowance for credit losses to be adequate in view of the Company's loss experience and the secured nature of most of the Company's outstanding loans. Although management considers the allowance appropriate and adequate to cover possible losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible credit losses or that additional increases in the allowance for possible credit losses will not be required.



Liquidity and Capital Resources

       The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are cash flow from operations, sales of the loans it originates and purchases, proceeds from the sale of Debentures, borrowings under available lines of credit and proceeds from securitizations of loans. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

       Shareholders' equity increased from $9.9 million at December 31, 1995 to $11.4 million at March 31, 1996. This increase resulted
Principally from the retention of income by the Company. Cash and cash equivalents increased from $1.6 million at December 31, 1995 to $1.8 million at March 31, 1996. Cash provided by (used in) operating activities increased from $(678,000) for the three month period ended
March 31, 1995 to $9.6 million for the three month period ended March
31, 1996; cash used in investing activities increased from $1.7 million for the three month period ended March 31, 1995 to $3.4 million for the three month period ended March 31, 1996; and cash provided by (used in) financing activities decreased from $3.3 million for the three month period ended March 31, 1995 to $(5.9) million for the three month period ended March 31, 1996. The increase in cash provided by operations was due principally to the proceeds received from the securitization of $16.1 million of Auto Loans in March 1996. Cash used in investing activities was principally for the net increase in loans originated with the expectation of holding the loans until maturity. Cash used in financing activities was due principally to the repayment of the Credit Facilities, principally from the proceeds of the securitization of $16.1 million in Auto Loans in March 1996. At March 31, 1996, the Company's
Credit Facilities were comprised of credit facilities of $90 million for the Mortgage Loan Division which had aggregate unused borrowing availability of $28.2 million (the "Mortgage Loan Division Facility"), credit facilities of $32 million for the Small Business Loan Division which had aggregate unused borrowing availability of $1.8 million (the
"Small Business Loan Division Facility"), and credit facilities of
$26 million for the Auto Loan Division which had aggregate unused borrowing availability of $2.9 million (the "Auto Loan Division Facility"). At
March 31, 1996, $7.2 million bearing interest at the lender's prime rate was outstanding under the Mortgage Loan Division Facility, $12.7 million bearing interest at the lender's prime rate was outstanding under the Small Business Loan Division Facility, and $0 bearing interest at .75% over the lender's prime rate was outstanding under the Auto Loan Division Facilities. The Credit Facilities have terms ranging from one to three years and are renewable upon the mutual agreement of the Company and the respective lender.

       The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, delinquent loans, and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company with respect to declaring or paying dividends, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Company believes that it is currently in material compliance with these covenants.

       CII engages in the sale of Debentures to Investors. The
Debentures are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South
Carolina residents. The offering of the Debentures is registered under South Carolina securities law and exempt from federal registration under the federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended, which requires that, among other things, at least 80% of the Proceeds from the Debentures must be loaned by CII to South Carolina borrowers. At March 31, 1996, CII had an aggregate of $87.9 million of senior notes outstanding bearing a weighted average interest rate of 8.2%, and an aggregate of $16.2 million of subordinated debentures bearing a weighted average interest rate of 5.5%. Both senior notes and subordinated debentures are subordinate in Priority to the Mortgage Loan Division Credit Facility. Substantially all of the Debentures have one year maturities.

       The Company has no additional significant capital requirements as of March 31, 1996.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

   The Articles of Incorporation of the Company were amended by vote of the shareholders at the Annual Meeting of Shareholders on April 18, 1996. The Class A Common Stock, $.05 par value, was converted to Common Stock on a one-for-one basis effective April 19, 1996.

   All authorized but unissued shares of Class A Common Stock were cancelled. The number of authorized shares of Common Stock was increased from 4,000,000 to 30,000,000 shares.


Item 4. Submission of Matters to a Vote of Security Holders

   The shareholders of the Company voted on the election of directors and four proposals at the Annual Meeting of Shareholders held on April 18, 1996.

   1 . Election of Directors:

                                         Against              Broker
                               For   or Withheld  Abstain   Nonvotes

Clarence B. Bauknight
 Class A Common           4,436,738           262     --        --
 Common                      81,356            16     --        --

Robert S. Davis
 Class A Common           4,436,738           262     --        --
 Common                      81,356            16     --        --

Keith B. Giddens
 Class A Common           4,436,738           262     --        --
 Common                      81,356            16     --        --

Tecumseh Hooper, Jr.
 Class A Common          4,436,738           262     --        --
 Common                      81,356            16     --        --

Jacob H. Martin
 Class A Common           4,436,738           262     --        --
 Common                      81,356            16     --        --

Buck Mickel
 Class A Common           4,436,738           262     --        --
 Common                     81,356            16     --        --

Porter B. Rose
 Class A Common          4,436,738           262     --        --
 Common                     81,356            16     --        --

John M. Sterling, Jr.
 Class A Common          4,436,738           262     --        --
 Common                     81,356            16     --        --

     2. Proposal to Amend the Company's Articles of Incorporation to Increase the Authorized Shares of Common Stock to 30,000,000 Shares.



                                         Against              Broker
                               For   or Withheld  Abstain   Nonvotes

Class A Common           4,396,192         5,422     496       --
Common                      80,426           938       8       --

     3. Proposal to Amend the Company's Articles of Incorporation to Convert All Existing Shares of Class A Common Stock Into Common Stock on a One-For-One Basis.


                                         Against              Broker
                               For   or Withheld  Abstain   Nonvotes

Class A Common           4,396,516         5,098     496       --
Common                      80,432           918      22       --

     4. Proposal to Amend the Company's Articles of Incorporation to Cancel All Authorized but Unissued Shares of Class A Common Stock.


                                         Against              Broker
                               For   or Withheld  Abstain   Nonvotes

Class A Common           4,401,130           420     560       --
Common                      81,350            16       6       --

     5. Proposal to Adopt the Company's Restricted Stock Agreement Plan to be Granted Only to Those Directors of the Company Who, On the Date of Grant, Are Not Employees of the Company.

                                         Against              Broker
                               For   or Withheld  Abstain   Nonvotes

Class A Common           4,408,388        28,046     566       --
Common                      79,836         1,534       2       --

Item 5. Other Information

     In March of 1996, the Company securitized $16,107,000 of auto loans. The securitization was effected through a grantor trust, the ownership of which was represented by Class A and Class B certificates. The Class A certificate, in the amount of $14,496,000, was purchased by an investor, while the Company retained the Class B certificate in the amount of $1,612,000. In connection with the securitization, the Company received cash proceeds, net of securitization costs, of $14,195,000.

     The Company originates substantially all of its mortgage loans on a wholesale basis through mortgage bankers and mortgage brokers ("Mortgage Bankers") with whom the Company has a relationship. The Company has established strategic alliance agreements with five Mortgage Bankers which, among other things, require such Mortgage Bankers to originate through the Company all of their loans which meet the Company's underwriting criteria. These five Mortgage Bankers originated 75% and 86% of the Company's mortgage loans during 1995 and the first quarter of 1996 respectively. One such Mortgage Banker, First Greensboro Home Equity, Inc. ("First Greensboro") originated 65% and 61% of the Company's mortgage loans during 1995 and the first quarter of 1996 respectively.

     The Company has been notified by First Greensboro that it is discussing the sale of all or part of its business to a third party, and that such sale may result in First Greensboro's breach of its strategic alliance contract with the Company. Such contract terminates, if not renewed, on December 31, 1997. In the event that a third party makes an offer to purchase First Greensboro which is acceptable to First Greensboro, the Company would have the right of first refusal to acquire First Greensboro on the same terms offered by a third party. In the event that the Company did not exercise such right of first refusal and First Greensboro effected an early termination of its strategic alliance agreement with the Company (whether in connection with a sale to a third party or otherwise), then the strategic alliance agreement provides for damages. Damages as defined in the contract would not be less than $5,478,000 (although no assurance can be given as to the ultimate amount that might be collected by the Company). The Company also believes that under South Carolina law it may be entitled to additional damages to the extent such damages can be demonstrated. The Company cannot determine which option it will pursue or what impact this situation may have on the Company until further actions, if any, are taken by First Greensboro.

Item 6. Exhibits and Reports on Form 8-K

       a) Exhibits

       3.1 Articles of Amendment to the Company's Articles of
Incorporation filed with the Secretary of State of South Carolina on April 19, 1996.

       b) Reports on Form 8-K

                      None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EMERGENT GROUP, INC.

Date May 14, 1996                            /s/ Robert S. Davis
                                             Robert S. Davis, Vice President,
                                             Chief Financial Officer