Form 10-Q
period 1996-06-30
EMERGENT GROUP INC
filed 1996-08-14
CIK 277028

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

( X ) Quarterly Report Pursuant To Section 13 Or 15 (d) of the Securities
      Exchange Act Of 1934
         For The Period Ended June 30, 1996


(   ) Transition Report Pursuant to Section 13 Or 15(d) of the Securities
      Exchange Act of 1934
        For the transition period from _________ to _________.

       Commission File Number 0-8909



                              EMERGENT GROUP, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           South Carolina                                    57-0513287
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


P. O. Box 17526, Greenville, South Carolina 29606
(Address of principal executive offices) (Zip Code)


864-235-8056                                                            .
(Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Of Common Stock                            Outstanding at July 31, 1996

Common          $0.05 par value                           6,529,745

PART I - FINANCIAL INFORMATION

EMERGENT GROUP, INC. AND SUBSIDIARIES



Set forth on pages 3 through 7 are the consolidated balance sheet as of December 31, 1995, and the unaudited consolidated balance sheet as of June 30, 1996, of Emergent Group, Inc. and subsidiaries and the unaudited consolidated statements of income for the six-month and three-month periods ended June 30, 1995 and 1996, and unaudited consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1996.

Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December 31, 1995, from which the consolidated balance sheet as of that date is derived.

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE  30,
                                                                    DECEMBER 31,    1996
                                                                        1995     (Unaudited)
ASSETS                                                                   (in thousands)

Cash and cash equivalents, including
 reverse repurchase agreements of
 $791,000 (1995) and $638,000 (1996)                                $   1,260    $  22,731

Restricted cash                                                           912        3,230

Loans receivable:
  Loans receivable                                                    103,502       87,410
  Mortgage loans held for sale                                         22,593       15,430
  Notes receivable from related parties                                   363          425
  Excess servicing receivable                                           2,054        2,526
  Other receivables                                                     1,626          715
  Accrued interest receivable                                           1,571        1,468
        Total loans receivable                                        131,709      107,974

  Less allowance for credit losses                                     (1,874)      (2,214)
  Less unearned discount, dealer reserves and deferred fee income        (610)      (1,646)
        Net loans receivable                                          129,225      104,114

Investment in asset-backed securities, net of allowance
  for losses of $773,000 (1995) and $1,347,000 (1996)                     865        2,158
Property and equipment                                                  4,327        5,592
Less accumulated depreciation                                            (957)      (1,285)

        Net property and equipment                                      3,370        4,307

Excess of cost over net assets of acquired
  businesses, net of accumulated amortization
  of $370,000 (1995) and $462,000 (1996)                                2,865        2,773

Real estate and personal property held for sale                         3,742        3,937

Deposit base intangibles, net of accumulated
  amortization of $525,000 (1995) and $581,000 (1996)                     600          544

Net assets of discontinued operations                                      77         --

Other assets                                                            2,015        2,863

Total Assets                                                        $ 144,931    $ 146,657


See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES




                                                                                          JUNE 30,
                                                                            DECEMBER 31,    1996
                                                                               1995      (UNAUDITED)
                                                                                (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable to banks and others                                           $ 31,633   $ 20,261

  Investor Savings:
    Notes payable to investors, including
    $873,000 (1995) and  $ 673,000 (1996)
    to related parties                                                          82,132     91,362

  Subordinated debentures, including  $63,000 (1995)
    and $15,000 (1996) to related parties                                       16,185     16,711

  Total investor savings                                                        98,317    108,073

  Other accrued liabilities                                                      3,090      2,052
  Remittance due to loan participants                                            1,188      1,827
  Accrued interest payable
                                                                                   622        691

                                                                                 4,900      4,570

Total liabilities                                                              134,850    132,904

Minority interest                                                                  196        218

Shareholders' equity:
  Common Stock, par value $0.05 a share -
    authorized 4,000,000 shares (1995) and 30,000,000
    shares (1996); issued and outstanding 121,000 shares
    (1995) and 6,529,745 shares (1996)                                             327          6

  Class A Common Stock, par value $0.05 a share authorized 6,666,667 shares
    (1995) and - 0 - shares (1996); issued and outstanding 6,276,474 shares
    (1995)  and - 0 - shares (1996)                                                314       --

  Capital in excess of par value                                                 6,632     6,839
  Retained earnings                                                              2,933     6,369
Total shareholders' equity                                                       9,885    13,535
Total Liabilities and Shareholders' Equity                                    $144,931   $146,657




See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                 1995           1996           1995           1996
                                                      (in thousands except share data)
Revenues:
 Interest, servicing and finance charges    $     3,944    $     5,077    $     7,308    $     9,938
 Gain on sale of loans                            3,148          4,450          4,358          7,468
 Management fees                                    330            146            410            257
 Other income                                       112            353            280            646

Total revenues                                    7,534         10,026         12,356         18,309

Expenses:

 Interest expense                                 2,055          2,836          3,782          5,576
 Provision for credit losses                        750            622          1,239          1,532
 Salaries, wages and employee benefits              835          2,497          2,047          4,321
 Depreciation                                        75            182            147            334
 Legal, audit and professional fees                  51            191            154            341
 Travel and entertainment                            89            190            158            329
 Telephone                                           55            123            111            231
 Other general and administrative expense         1,333          1,211          1,930          2,066

Total expenses                                    5,243          7,852          9,568         14,730

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND MINORITY INTEREST                            2,291          2,174          2,788          3,579

Provision for income taxes:
 Current                                             43             82             74            154
 Deferred                                            46             (5)            19            (33)
                                                     89             77             93            121

INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST                        2,202          2,097          2,695          3,458

Minority interest in earnings of
 subsidiary                                         (23)           (10)           (31)           (22)

INCOME FROM CONTINUING OPERATIONS                 2,179          2,087          2,664          3,436

Discontinued Transportation and Apparel
 Manufacturing Segments:
  Loss from operations, net of income
   tax expense                                     (403)          --             (719)          --

NET INCOME                                  $     1,776    $     2,087    $     1,945          3,436

Income per share of Common Stock:
 Continuing operations                      $      0.33    $      0.31    $      0.40    $      0.51
 Discontinued operations                          (0.06)          --            (0.11)          --
 Net income                                 $      0.27    $      0.31    $      0.29    $      0.51

Computed on the weighted average number
 of shares issued and outstanding             6,690,608      6,727,674      6,690,608      6,727,674



See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                        1995         1996
                                                          (in thousands)
 Operating Activities:

 Net income                                         $   1,944    $   3,436
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
 Depreciation and amortization                            318          496
 Provision for deferred income taxes                     --            (33)
 Provision for credit losses                            1,238        1,532
 Loss on sale of property and equipment                     5         --
 Net (decrease) increase in unearned discount and
   other deferrals                                     (1,140)         835
 Net increase in deferred loan costs                     --            202
 Loans originated - held for sale                     (66,120)    (137,940)
 Principal proceeds from loans sold                    57,906      173,343
 Proceeds from securitization of loans                 15,357       14,102
 Minority interest in income of subsidiaries               31           22
 Changes in operating assets and liabilities
   increasing (decreasing) cash:
    Restricted cash                                      (341)      (2,318)
    Other receivables                                     132          922
    Excess servicing receivable                          (102)        (472)
    Customer commitment deposits                         (282)         (36)
    Remittance due loan participants                    1,307          639
    Accrued interest payable                               93           70
    Accounts payable, income taxes payable,
     and other accrued liabilities                       (894)      (1,003)
    Accrued interest receivable                          (475)         104
    Other assets                                         (469)      (1,008)
 Net cash (used in) provided by operating
  activities of discontinued operations                  (784)          77

NET CASH  PROVIDED BY
 OPERATING ACTIVITIES                               $   7,724    $  52,970

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (continued)


                                                                 Six Months Ended
                                                                       June 30,
                                                                 1995         1996
                                                                  (in thousands)
Investing Activities:

 Loans originated - held for investment                      $ (38,529)   $ (54,289)
 Principal collections on loans not sold                        22,289       23,373
 Principal collections on asset-backed securities                 --            421
 Proceeds from sale of short-term investments                      417         --
 Proceeds from sale of real estate and personal
  property held for sale                                         1,414        1,898
 Purchase of property and equipment                               (377)      (1,271)
 Rent received on real estate held for sale                         59           76
 Additional investment in subsidiary                              (106)        --
 Purchase of investments                                          --           (115)
 Improvements and related costs incurred on real estate
  held for sale                                                   (112)        (189)
 Net cash provided by investing activities of discontinued
  operations                                                       207         --


NET CASH USED IN INVESTING ACTIVITIES                          (14,738)     (30,096)

Financing Activities:

 Advances under bank lines of credit                            83,311      209,636
 Payments on bank lines of credit                              (80,314)    (221,008)
 Net increase in notes payable to investors                     14,854        9,230
 Net (decrease) increase in subordinated debentures             (7,894)         526
 Proceeds from exercise of stock options and warrants             --            213
 Payment for stock purchased in tender offer                      (560)        --
 Net cash used in financing activities of
  discontinued operations                                           (7)        --

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                            9,390       (1,403)

Net increase in cash and cash equivalents                        2,376       21,471

Cash and cash equivalents at beginning of year                     384        1,260

Cash and Cash Equivalents at June 30                         $   2,760    $  22,731



See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's annual report for 1995 including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

The consolidated balance sheet as of June 30, 1996, and the consolidated statements of income for the six-month and three-month periods ended June 30, 1995 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1996, are unaudited and in the opinion of management contain all known adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE B--INTEREST AND INCOME TAXES

For the six-month period ended June 30, the Company paid interest of $4,935,000 in 1995 and $5,506,000 in 1996.

For the six-month period ended June 30, the Company paid income taxes of $67,000 in 1995 and $30,000 in 1996.

NOTE C--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1996, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $638,000. The investments were collateralized by U.S. Government securities held by the banks.

NOTE D - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of SBA and Auto Loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE E - SECURITIZATION OF LOANS

In March of 1996, the Company securitized $16,107,000 of auto loans. The securitization was effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificate was purchased by an investor, while the Company retained the Class B certificate. This certificate and the Class B certificates held by the Company pursuant to the securitization of the unguaranteed portions of its SBA loans in 1995 are carried on the balance sheet as asset-backed securities in the amount of $2,773,000, which is net of $1,347,000 allowance for losses. The Company classifies its Class B certificates as trading securities under SFAS 115 and such certificates are carried at fair value. The Class A and Class B certificates give the holders thereof the right to receive payments and other recoveries attributable to the loans held by the Trusts. The Class B certificates represent approximately 10% of the principal amount of the loans transferred in the securitizations and are subordinate in payment and all other aspects to the Class A certificates. Accordingly, in the event that payments received by either Trust are not sufficient to pay certain expenses of that respective Trust and the required principal and interest payments due on the respective Class A certificates, the Company, as holder of the respective Class B certificates, would not be entitled to receive principal or interest payments due thereon. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and to reduce interest rate risk. The Company's excess spread from these transactions is recognized over the life of the underlying loans.

         The Company serves as master servicer for both of the Trusts and, accordingly, forwards payments received on account of the loans held by the Trusts to the respective trustee, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfers of the loans to the Trusts constituted sales of the underlying loans, no liability was created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase the loans from the Trusts in the event that certain representations made with respect to the transferred loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A certificates for both the SBA securitization and the Auto securitization received a rating of Aaa from Moody's Investors Service, Inc. In addition, the Class A certificates for the Auto securitization received a rating of AAA from Standards and Poors ratings group, and were guaranteed by Financial Security Assurance, Inc. The Class B certificates were not rated. In connection with the Auto securitization, the Company received cash proceeds, net of securitization costs, of $14,195,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein. As used herein, "Discontinued Operations" refers to the Company's Transportation and Apparel Segments. Unless otherwise noted, the discussion contained herein relates to the continuing operations of the Company, which consist of its Financial Services Segment operations.

GENERAL

         The Company's Mortgage Loan operation (the "Mortgage Loan Division") makes Mortgage Loans primarily to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, home improvements, and educational expenditures. Substantially all of the Company's Mortgage Loans are secured by first mortgages, with the balance being secured by second mortgages.

         A majority of the Mortgage Loans are sold on a non-recourse basis to institutional investors. To date, substantially all of the Mortgage Loans have been originated on a wholesale basis by the Company through independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Bankers"). These wholesale loans are funded by the Company at closing in either the Company's name or the Mortgage Banker's name (in the latter case with the Company taking an assignment of the Mortgage Banker's interest). The Company originates Mortgage Loans through approximately 200 Mortgage Bankers, including certain Mortgage Bankers with which the Company has entered into strategic alliance agreements that require referral to the Company of all the loans they originate which meet the Company's underwriting criteria.

         During the second quarter of 1996, the Mortgage Loan Division established a retail lending operation, which currently consists of two offices. In April 1996, the Company opened a retail lending office in Indianapolis. This retail office will generate loans in Indiana, Illinois, Michigan, Ohio, Kentucky, North Carolina and South Carolina and will be responsible for its own loan processing, underwriting, origination, closing and loan documentation. The Company has also opened a retail lending office in Baton Rouge and expects to open additional retail loan production offices which will have their loan processing, underwriting, origination, closing and loan documentation performed through the Baton Rouge office. The Company expects that Mortgage Loan volume associated with its retail lending operation will experience significant growth in the future.

         The Company's Small Business Loan operation (the "Small Business Loan Division") makes SBA Loans to small businesses primarily for the acquisition or refinancing of property, plant and equipment and working capital. The SBA Loans are secured by real or personal property. The U.S. Small Business Administration (the "SBA") guarantees approximately 75% of the original principal amount of the SBA Loans, up to maximum guarantee amount of $750,000. The Company sells participations representing the SBA-guaranteed portion of all of its SBA Loans in the secondary market. In connection with such sales the Company receives, in addition to excess servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. SBA Loans are originated directly by the Company's loan officers in its 12 branch offices and are primarily generated through referral sources such as commercial loan and real estate brokers located in its market areas. Approximately 75% of the SBA Loans originated in 1995 were originated through Commercial Loan Brokers. The Small Business Loan Division also provides working capital loans secured by accounts receivable, inventory and equipment for small- to medium-sized businesses in the Southeastern part of the country. The Small Business Loan Division manages two investment partnerships, one of which focuses on start-up and early stage companies located in South Carolina and the other of which provides senior and subordinated debt to growth companies throughout the Southern part of the country.

         The Company's Auto Loan operation (the"Auto Loan Division") makes loans to non-prime borrowers for the purchase of used automobiles. Substantially all of the Auto Loans are made directly by the Company to purchasers of automobiles who are referred to the Company by automobile dealers. Less than 10% of the Auto Loans made in 1995 were indirect loans purchased from dealers. The Auto Loan Division operates through eight locations and originates Auto Loans in connection with approximately 200 dealers.

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1995

         Total revenues were $18.3 million and $10.0 million for the six-month and three-month periods ended June 30, 1996, respectively, an increase of 48% and 33%, respectively, compared to $12.4 million and $7.5 million for the six-month and three-month periods, respectively, ended June 30, 1995. The increase in revenues resulted principally from increases in interest and servicing revenue and gain on sale of loans.

         Interest and servicing revenue was $9.9 million and $5.1 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 36% and 28%, respectively, compared to $7.3 million and $3.9 million, respectively, for the six-month and three-month periods ended June 30, 1995. This increase was due principally to the growth in the serviced loan portfolio of the Mortgage and Auto Loan Divisions. Interest and servicing revenue earned by the Mortgage Loan Division totaled $6.5 million and $3.4 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 37% and 39%, respectively, compared to $4.7 million and $2.4 million, respectively, for the six-month and three-month periods ended June 30, 1995. Interest and servicing revenue earned by the Auto Loan Division totaled $2.3 million and $1.1 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 49% and 23%, respectively, compared to $1.6 million and $900,000, respectively, for the six-month and three-month periods ended June 30, 1995.

         Gain on sale of loans was $7.5 million and $4.5 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 71% and 41%, respectively, compared to $4.4 million and $3.1 million, respectively, for the six-month and three-month periods ended June 30, 1995. The increase resulted principally from increased sales of Mortgage Loans associated with the increased loan originations of the Mortgage Loan Division.

         Other revenues were $903,000 and $499,000, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 31% and 13%, respectively, compared to $690,000 and $442,000, respectively, for the six-month and three-month periods ended June 30, 1995. Other revenues is comprised principally of origination and processing fees, insurance commissions and management fees paid in connection with the management of two venture capital funds by the Company. The increase in other revenues resulted principally from the increase in the Company's loan originations, as well as from increased management fees paid by the two venture capital funds managed by the Company.

         Total expenses were $14.7 million and $7.8 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 53% and 50%, respectively, compared to $9.6 million and $5.2 million, respectively, for the six-month and three-month periods ended June 30, 1995. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

         Interest expense was $5.6 million and $2.8 million, respectively, for the six-month and three-month periods ending June 30, 1996, an increase of 46% and 36%, respectively, compared to $3.8 million and $2.1 million, respectively, for the six-month and three-month periods ended June 30, 1995. The increase was due principally to increased borrowings by the Mortgage and Auto Loan Divisions associated with increased loan originations. Borrowings attributable to the Mortgage Loan Division, both under the Credit Facilities and in connection with the sales of notes payable to investors and subordinated debentures, totaled $108.1 million as of June 30, 1996, an increase of 25%, compared to $86.8 million as of June 30, 1995. Borrowings attributable to the Small Business Loan Division totaled $16.0 million as of June 30, 1996, an increase of 90%, compared to $8.4 million as of June 30, 1995. This increase in debt resulted principally from the loan origination activity for the six-month period ended June 30, 1996, as compared to the same period in 1995. This increase in loan originations was due principally to the elimination in October 1995 of the SBA's $500,000 loan limitation and prohibition against refinancing existing loans. There were no borrowings attributable to the Auto Loan Division at June 30, 1996, a decrease of 100% compared to $9.5 million at June 30, 1995. This decrease was due to the repayment of all bank debt with proceeds of the securitization of $16.1 million of auto loans in March 1996.

         Provision for credit losses was $1.5 million and $622,000, respectively, for the six-month and three-month period ended June 30, 1996, an increase of 24% for the six-month periods and a decrease of 21% for the three-month periods, compared to $1.2 million and $750,000, respectively, for the six-month and three-month periods ended June 30, 1996. The provision was made to maintain the general reserves for credit losses associated with loan growth, as well as to fund specific reserves for possible losses associated with particular loans.

         General and administrative expense was $7.6 million and $4.3 million, respectively, for the six-month and three- month periods ended June 30, 1996, an increase of 68% and 80%, respectively, compared to $4.5 million and $2.4 million, respectively, for the six-month and three-month periods ended June 30, 1995. This is a result of increased personnel costs in the Mortgage Loan Division due to the continued expansion in the servicing and underwriting areas, and increased expenses associated with the opening of three new loan production offices by the Auto Loan Division. General and administrative expense increased from 5.90% of average serviced loans at June 30, 1995, to 7.10% at June 30, 1996, principally as a result of the costs associated with the expansion of the Mortgage Loan Division's servicing operations in anticipation of increased originations of Mortgage Loans, including Mortgage Loans which may be sold servicing retained.

         Income from continuing operations totaled $3.4 million and $2.1 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 28% for the six-month periods and a decrease of 6% for the three-month periods, compared to $2.7 million and $2.2 million for the six-month and three-month periods ended June 30, 1995.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

           To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover future losses of principal. At June 30, 1996, the total allowance for credit losses for the Company was $3.6 million, including $1.3 million reserved for potential losses relating to the Company's securitized SBA and Auto Loans. This compares to an allowance for credit losses at December 31, 1995, of $2.6 million including $773,000 reserved for potential losses relating to the Company's securitized SBA loans. The increase in the allowance resulted from increases in the general allowance due to corresponding growth in the Company's serviced loans receivable, rather than in connection with specific loans or circumstances.

         The allowance for credit losses is a composite of the allowance for credit losses of the Mortgage Loan Division, the Small Business Loan Division and the Auto Loan Division as of June 30, 1996. The Mortgage Loan Division maintains an allowance for credit losses equal to approximately 1% of its loan portfolio, the Small Business Loan Division currently maintains an allowance for credit losses equal to approximately 3% of the unguaranteed portion of its loan portfolio, and the Auto Loan Division currently maintains an allowance for credit losses equal to approximately 5% of its loan portfolio. In addition, each subsidiary may establish a specific reserve for a particular loan that is deemed by management to be a potential problem loan where full recovery is questionable.

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

         Shareholders' equity increased from $9.9 million at December 31, 1995, to $13.5 million at June 30, 1996. This increase resulted principally from the retention of income by the Company. Cash and cash equivalents increased from $1.3 million at December 31, 1995, to $22.7 million at June 30, 1996. Cash provided by operating activities increased from $7.7 million for the six-month period ended June 30, 1995, to $53.0 million for the six-month period ended June 30, 1996; cash used in investing activities increased from $14.7 million for the six-month period ended June 30, 1995, to $30.0 million for the six-month period ended June 30, 1996; and cash provided by (used in) financing activities decreased from $9.4 million for the six-month period ended June 30, 1995, to $(1.4) million for the six-month period ended June 30, 1996. The increase in cash provided by operations was due principally to the increase in loans sold during the first six-month period of 1996 and the increase in net income. Cash used in investing activities was principally for the net increase in loans originated with the expectation of holding the loans until maturity. Cash used in financing activities was due principally to the repayment of the Credit Facilities, principally from the proceeds of the securitization of $16.1 million in Auto Loans in March 1996, partially offset by the cash provided by the sale of debentures and senior notes by the Mortgage Loan Division. At June 30, 1996, the Company's Credit Facilities were comprised of credit facilities of $90 million for the Mortgage Loan Division (the "Mortgage Loan Division Facility"), credit facilities of $35 million for the Small Business Loan Division (the
"Small Business Loan Division Facility"), and credit facilities of $26 million for the Auto Loan Division (the "Auto Loan Division Facility"). Based on the advance rates contained in the facilities, at June 30, 1996, the Company had aggregate borrowing availability of $28.2 million under the Mortgage Loan Division Facility (none of which was outstanding), $16.2 million under the Small Business Loan Division Facility ($16 million of which was outstanding), and $6.7 million of aggregate borrowing availability under the Auto Loan Division
Facility ($4.2 million of which was outstanding). The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at the lender's prime rate, while the Auto Loan Division Facility bears interest at
 .75% over the lender's prime rate. The Credit Facilities have terms ranging from one to three years and are renewable upon the mutual agreement of the Company and the respective lender.

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

         Carolina Investors, Inc. ("CII") engages in the sale of debentures to investors. The debentures are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the debentures is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended. At June 30, 1996, CII had an aggregate of $91.4 million of senior notes outstanding bearing a weighted average interest rate of 8.2%, and an aggregate of $16.7 million of subordinated debentures bearing a weighted average interest rate of 5.5%. Both senior notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. Substantially all of the debentures have one year maturities.

The Company has no additional significant capital requirements as of June 30, 1996.

Part II

Item 1.    Legal Proceedings

           By letter dated May 31, 1996, the Company was notified by First Greensboro Home Equity, Inc. ("First Greensboro") that it was terminating its strategic alliance agreement (the "Agreement") with the Company. In this May 31, 1996 letter, First Greensboro offered to pay to the Company the sum of $5,058,548 in full satisfaction of all the Company claims. The Company declined to accept this amount. On June 24, 1996, First Greensboro filed an action in the state court of North Carolina seeking a declaratory judgment that $5,058,548 fully satisfies the obligations of First Greensboro under the Agreement. On July 1, 1996, First Greensboro filed an amended complaint in which it contends, among other things, that the Agreement is not supported by mutual obligations and is therefore unenforceable. This action was removed to the U.S. District Court in North Carolina and an extension of time for responding to the First Greensboro Amended Complaint has been granted. On July 17, 1996, the Company filed a lawsuit in the South Carolina state court against First Greensboro seeking $16 million in damages resulting from First Greensboro's wrongful termination of the Agreement. The Company believes that under South Carolina law (which, according to the terms of the Agreement, governs the interpretation of the Agreement), it is entitled to such additional damages as can be demonstrated. The time for answering the suit filed by the Company has not expired but it can be anticipated that First Greensboro will deny the right of the Company to damages. No assurance can be given as to the outcome of this matter. The Company subsidiaries which are parties to the litigation are Emergent Mortgage Corp., Carolina Investors, Inc. and CambridgeBanc, Inc.

Item 2.    Changes in Securities

           The Articles of Incorporation of the Company were amended by vote of the shareholders at the Annual Meeting of Shareholders on April 18, 1996. The Class A Common Stock, $0.05 par value, was converted to Common Stock on a one-for-one basis effective April 19, 1996.

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

           1.  Election of Directors:


                                         For      Against or  Withheld      Abstain         Broker Nonvotes

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

           2. Proposal to Amend the Company's Articles of Incorporation to Increase the Authorized Shares of Common Stock to 30,000,000 Shares.


                                     For         Against or  Withheld         Abstain           Broker Nonvotes


Class A Common                    4,396,192             5,422                  496                          --
Common                              80,426                938                    8                          --




           3. Proposal to Amend the Company's Articles of Incorporation to Convert All Existing Shares of Class A Common Stock Into Common Stock on a One-For-One Basis.

                                     For         Against or  Withheld         Abstain           Broker Nonvotes

Class A Common                    4,396,516             5,098                  496                          --
Common                               80,432               918                   22                          --




           4. Proposal to Amend the Company's Articles of Incorporation to Cancel All Authorized but Unissued Shares of Class A Common Stock.


                                     For         Against or  Withheld         Abstain           Broker Nonvotes

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


                                     For         Against or  Withheld         Abstain           Broker Nonvotes

Class A Common                    4,408,388            28,046                  566                          --
Common                               79,836             1,534                    2                          --





Item 6.    Exhibits and Reports on Form 8-K

           a)    Exhibits

                 10.1 Loan and Security Agreement dated May 31, 1996, between NationsBank, N.A. (South) and Emergent Financial Corporation.

                 10.2 Amendment to Loan and Security Agreement dated October 10, 1995, between NationsBank of Georgia and Emergent Commercial Mortgage, Inc.

                 10.3 Amendment to Loan and Security Agreement dated December 29, 1993, between NationsBank of Georgia and Emergent Business Capital, Inc.

           b)    Reports on Form 8-K

         The Company filed a report on Form 8-K dated June 19, 1996, reporting that on May 31, 1996, the Company was informed that First Greensboro Home Equity, Inc. was terminating its agreement with certain of the Company's subsidiaries.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EMERGENT GROUP, INC.



Date:   August 12, 1996
                                       \s\Kevin J. Mast
                                       ----------------------------------------
                                       Kevin J. Mast, Vice President of Finance,
                                       Chief Financial Officer and Treasurer