Form 10-Q/A
period 1996-06-30
EMERGENT GROUP INC
filed 1996-09-18
CIK 277028

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q/A


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




See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                 1995           1996           1995           1996
                                                      (in thousands except share data)

Revenues:
 Interest, servicing and finance charges    $     3,939    $     5,077    $     7,307    $     9,937
 Gain on sale of loans                            3,135          4,450          4,355          7,468
 Management fees                                    330            146            410            257
 Other income                                       128            353            282            647

Total revenues                                    7,532         10,026         12,354         18,309

Expenses:

 Interest expense                                 2,053          2,836          3,780          5,576
 Provision for credit losses                        751            622          1,240          1,532
 Salaries, wages and employee benefits              835          2,497          2,047          4,321
 Depreciation                                        75            182            147            333
 Legal, audit and professional fees                  51            191            154            340
 Travel and entertainment                            89            190            158            330
 Telephone                                           55            123            111            230
 Other general and administrative expense         1,300          1,211          1,897          2,068

Total expenses                                    5,209          7,852          9,534         14,730

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND MINORITY INTEREST                            2,323          2,174          2,820          3,579

Provision for income taxes:
 Current                                             42             82             73            154
 Deferred                                            47             (5)            20            (33)
                                                     89             77             93            121

INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST                        2,234          2,097          2,727          3,458

Minority interest in earnings of
 subsidiary                                         (23)           (10)           (31)           (22)

INCOME FROM CONTINUING OPERATIONS                 2,211          2,087          2,696          3,436

Discontinued Transportation and Apparel
 Manufacturing Segments:
  Loss from operations, net of income
   tax expense                                     (435)          --             (751)          --

NET INCOME                                  $     1,776    $     2,087    $     1,945          3,436

Income per share of Common Stock:
 Continuing operations                      $      0.33    $      0.31    $      0.40    $      0.51
 Discontinued operations                          (0.06)          --            (0.11)          --
 Net income                                 $      0.27    $      0.31    $      0.29    $      0.51

Computed on the weighted average number
 of shares issued and outstanding             6,690,608      6,727,674      6,690,608      6,727,674





See Notes to Unaudited Financial Statements

EMERGENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                        1995         1996
                                                          (in thousands)
 Operating Activities:


 Net income                                         $   1,945    $   3,436

 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
 Depreciation and amortization                            318          496
 Provision for deferred income taxes                     --            (33)
 Provision for credit losses                            1,238        1,532
 Loss on sale of property and equipment                     5         --
 Net (decrease) increase in unearned discount and
   other deferrals                                     (1,140)         835
 Net increase in deferred loan costs                     --            202
 Loans originated - held for sale                     (66,120)    (137,940)
 Principal proceeds from loans sold                    57,906      173,343
 Proceeds from securitization of loans                 15,357       14,102
 Minority interest in income of subsidiaries               31           22
 Changes in operating assets and liabilities
   increasing (decreasing) cash:
    Restricted cash                                      (341)      (2,318)
    Other receivables                                     132          922
    Excess servicing receivable                          (102)        (472)
    Customer commitment deposits                         (282)         (36)
    Remittance due loan participants                    1,307          639
    Accrued interest payable                               93           70
    Accounts payable, income taxes payable,
     and other accrued liabilities                       (894)      (1,003)
    Accrued interest receivable                          (475)         104

    Other assets                                         (470)      (1,008)

 Net cash (used in) provided by operating
  activities of discontinued operations                  (784)          77

NET CASH  PROVIDED BY
 OPERATING ACTIVITIES                               $   7,724    $  52,970

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


         The Company's Small Business Loan operation (the "Small Business Loan Division") makes Loans to small businesses primarily for the acquisition or refinancing of property, plant and equipment and working capital. A substantial portion of the Company's small business loans are loans ("SBA Loans") which are guaranteed by the U.S. Small Business Administration (the "SBA"). The SBA Loans are secured by real or personal property. The SBA guarantees approximately 75% of the original principal amount of the SBA Loans, up to maximum guarantee amount of $750,000. The Company sells participations representing the SBA-guaranteed portion of all of its SBA Loans in the secondary market. In connection with such sales the Company receives, in addition to excess servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. SBA Loans are originated directly by the Company's loan officers in its 7 branch offices and are primarily generated through referral sources such as commercial loan and real estate brokers located in its market areas. Approximately 75% of the SBA Loans originated in 1995 were originated through Commercial Loan Brokers. The Small Business Loan Division also provides working capital loans secured by accounts receivable, inventory and equipment for small- to medium-sized businesses in the Southeastern part of the country. The Small Business Loan Division manages two investment partnerships, one of which focuses on start-up and early stage companies located in South Carolina and the other of which provides senior and subordinated debt to growth companies throughout the Southern part of the country.

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



         Other revenues were $904,000 and $499,000, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 31% and 9%, respectively, compared to $692,000 and $458,000, respectively, for the six-month and three-month periods ended June 30, 1995. Other revenues is comprised principally of origination and processing fees, insurance commissions and management fees paid in connection with the management of two venture capital funds by the Company. The increase in other revenues resulted principally from the increase in the Company's loan originations, as well as from increased management fees paid by the two venture capital funds managed by the Company.

         Total expenses were $14.7 million and $7.8 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 54% and 50%, respectively, compared to $9.5 million and $5.2 million, respectively, for the six-month and three-month periods ended June 30, 1995. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.




         Interest expense was $5.6 million and $2.8 million, respectively, for the six-month and three-month periods ending June 30, 1996, an increase of 47% and 36%, respectively, compared to $3.8 million and $2.1 million, respectively, for the six-month and three-month periods ended June 30, 1995. The increase was due principally to increased borrowings by the Mortgage and Auto Loan Divisions associated with increased loan originations. Borrowings attributable to the Mortgage Loan Division, both under the Credit Facilities and in connection with the sales of notes payable to investors and subordinated debentures, totaled $108.1 million as of June 30, 1996, an increase of 25%, compared to $86.8 million as of June 30, 1995. Borrowings attributable to the Small Business Loan Division totaled $16.0 million as of June 30, 1996, an increase of 90%, compared to $8.4 million as of June 30, 1995. This increase in debt resulted principally from the loan origination activity for the six-month period ended June 30, 1996, as compared to the same period in 1995. This increase in loan originations was due principally to the elimination in October 1995 of the SBA's $500,000 loan limitation and prohibition against refinancing existing loans. Borrowings attributable to the Auto Loan Division at June 30, 1996 totaled $4.2 million, a decrease of 56% compared to $9.5 million at June 30, 1995. This decrease was due to the repayment of bank debt with proceeds of the securitization of $16.1 million of auto loans in March 1996.




         Provision for credit losses was $1.5 million and $622,000, respectively, for the six-month and three-month period ended June 30, 1996, an increase of 25% for the six-month periods and a decrease of 21% for the three-month periods, compared to $1.2 million and $751,000, respectively, for the six-month and three-month periods ended June 30, 1996. The provision was made to maintain the general reserves for credit losses associated with loan growth, as well as to fund specific reserves for possible losses associated with particular loans.

         General and administrative expense was $7.6 million and $4.4 million, respectively, for the six-month and three- month periods ended June 30, 1996, an increase of 69% and 83%, respectively, compared to $4.5 million and $2.4 million, respectively, for the six-month and three-month periods ended June 30, 1995. This is a result of increased personnel costs in the Mortgage Loan Division due to the continued expansion in the servicing and underwriting areas, and increased expenses associated with the opening of three new loan production offices by the Auto Loan Division. General and administrative expense increased from 5.90% of average serviced loans at June 30, 1995, to 6.66% at June 30, 1996, principally as a result of the costs associated with the expansion of the Mortgage Loan Division's servicing operations in anticipation of increased originations of Mortgage Loans, including Mortgage Loans which may be sold servicing retained.


         Income from continuing operations totaled $3.4 million and $2.1 million, respectively, for the six-month and three-month periods ended June 30, 1996, an increase of 26% for the six-month periods and a decrease of 6% for the three-month periods, compared to $2.7 million and $2.2 million for the six-month and three-month periods ended June 30, 1995.


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





Item 6.    Exhibits and Reports on Form 8-K

           a)    Exhibits

                *10.1 Loan and Security Agreement dated May 31, 1996, between NationsBank, N.A. (South) and Emergent Financial Corporation.

                *10.2 Amendment to Loan and Security Agreement dated October 10, 1995, between NationsBank of Georgia and Emergent Commercial Mortgage, Inc.

                *10.3 Amendment to Loan and Security Agreement dated December 29, 1993, between NationsBank of Georgia and Emergent Business Capital, Inc.

                *Previously filed with initial filing of this Form 10-Q

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



Date:   September 18, 1996

                                       \s\Kevin J. Mast
                                       ----------------------------------------
                                       Kevin J. Mast, Vice President of Finance,
                                       Chief Financial Officer and Treasurer