Form 10-Q/A
period 1996-06-30
EMERGENT GROUP INC
filed 1996-10-11
CIK 277028

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

Shareholders' equity:

  Common Stock, par value $0.05 a share -
    authorized 4,000,000 shares (1995) and 30,000,000
    shares (1996); issued and outstanding 121,000 shares
    (1995) and 6,529,745 shares (1996)                                               6        327

  Class A Common Stock, par value $0.05 a share authorized 6,666,667 shares
    (1995) and - 0 - shares (1996); issued and outstanding 6,276,474 shares
    (1995)  and - 0 - shares (1996)                                                314         --

  Capital in excess of par value                                                 6,632      6,839
  Retained earnings                                                              2,933      6,369
Total shareholders' equity                                                       9,885     13,535
Total Liabilities and Shareholders' Equity                                    $144,931   $146,657




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