Form 10-Q
period 1996-09-30
EMERGENT GROUP INC
filed 1996-11-14
CIK 277028

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                    FORM 10-Q


(X) Quarterly Report Pursuant To Section 13 Or 15 (d) of the Securities Exchange Act Of 1934 For The Period Ended September 30, 1996


( ) Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _________ to _________.

                          Commission File Number 0-8909



                                 EMERGENT GROUP INC.
             (Exact name of registrant as specified in its charter)


           South Carolina                                  57-0513287
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                                 P. O. BOX 17526
                        GREENVILLE, SOUTH CAROLINA 29606
                    (Address of principal executive offices)
         Registrant's telephone number, including area code 864-235-8056





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                           Outstanding at October 31, 1996
-----------------------------------------      -------------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                  6,529,745

                      EMERGENT GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                               Page

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of
                           December 31, 1995 and September 30, 1996                                4

                    Consolidated Statements of Income
                           for  the three months and nine months ended
                           September 30, 1995 and September 30, 1996                               6

                    Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 1995 and
                           September 30, 1996                                                      7

                    Notes to Consolidated Financial Statements                                     9

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          11

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             19

Item 2.             Changes in Securities                                                         19

Item 3.             Defaults Upon Senior Securities                                               19

Item 4.             Submission of Matters to a Vote of Security Holders                           19

Item 5.             Other Information                                                             19

Item 6.             Exhibits and Reports on Form 8-K                                              19




                          PART I. FINANCIAL INFORMATION

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                      SEPTEMBER 30,
                                                                                 DECEMBER 31,             1996
                                                                                      1995             (Unaudited)
                                                                                --------------       ---------------
                                                                                          (in thousands)
                                     ASSETS
Cash and cash equivalents, including
       reverse repurchase agreements of
       $791,000 (1995) and $14,700,000 (1996)                                    $      1,260        $      15,468

Restricted cash                                                                           912                2,993

Loans receivable:
       Loans receivable                                                                103,865             105,700
       Mortgage loans held for sale                                                     22,593              23,111
       Excess servicing receivable                                                       2,054               2,577
       Other receivables                                                                 1,626                 721
       Accrued interest receivable                                                       1,571               1,528
                                                                                --------------      ---------------
                  Total loans receivable                                               131,709             133,637

       Less allowance for credit losses                                                 (1,874)             (3,036)
       Less unearned discount, dealer reserves and deferred fee income                    (610)             (1,899)
                                                                                --------------      ---------------
                  Net loans receivable                                                 129,225              128,702

Investment in asset-backed securities, net of allowance
       for losses of $773,000 (1995) and $1,011,000 (1996)                                 865               2,279

Property and equipment                                                                   4,327               6,553
Less accumulated depreciation                                                             (957)             (1,516)
                                                                                --------------      ---------------

                 Net property and equipment                                              3,370               5,037

Excess of cost over net assets of acquired
       businesses, net of accumulated amortization
       of $597,000 (1995) and $735,000 (1996)                                            2,865               2,727

Real estate and personal property acquired through foreclosure                           3,742               4,004

Deposit base intangibles, net of accumulated
       amortization of $525,000 (1995) and $609,000 (1996)                                  600                516

Net assets of discontinued operations                                                        77                --

Other assets                                                                              2,015              3,380
                                                                                ---------------     ---------------

Total Assets                                                                     $     144,931         $    165,106
                                                                                ===============     ===============



See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                          SEPTEMBER  30,
                                                                    DECEMBER 31,                 1996
                                                                       1995                   (UNAUDITED)
                                                                --------------------     ----------------------
                                                                           (in thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable to banks and others                                      $   31,633         $     29,659

  Subordinated investor savings:
    Notes payable to investors, including
              $873,000 (1995) and $846,000 (1996)
              to related parties                                             82,132               94,889

    Subordinated debentures, including  $63,000 (1995)
              and $23,000 (1996) to related parties                          16,185               17,512
                                                                        ------------        -------------

              Total subordinated investor savings                            98,317              112,401

  Other accrued liabilities                                                   3,090                2,383
  Remittance due to loan participants                                         1,188                2,088
  Accrued interest payable                                                      622                  613
                                                                        ------------        -------------

              Total other liabilities                                         4,900                5,084
                                                                        ------------        -------------

Total liabilities                                                           134,850              147,144

Minority interest                                                               196                  128

Shareholders' equity:
  Common Stock, par value $0.05 a share -
             authorized 4,000,000 shares (1995) and 30,000,000
             shares (1996); issued and outstanding 121,000 shares
             (1995) and 6,529,745 shares (1996)                                    6                 327


  Class A Common Stock, par value $0.05 a share -
             authorized  6,666,667  shares  (1995)  and  - 0 -  shares
             (1996); issued and outstanding 6,276,474 shares (1995)
             and - 0 - shares (1996)                                            314                   --

  Capital in excess of par value                                              6,632                6,839
  Retained earnings                                                           2,933               10,668
                                                                        -------------        ------------

Total shareholders' equity                                                    9,885               17,834
                                                                        ------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  144,931         $   165,106
                                                                        ============        =============






SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           1995            1996             1995          1996
                                                       ------------   -------------  --------------- -----------
                                                                       (in thousands except share data)
Revenues:

Interest income                                         $     3,647    $     4,219    $    10,837    $    12,594
Servicing income                                                262            924            379          2,487
Gain on sale of loans                                         2,224          7,870          6,579         15,338
Management fees                                                  80            129            490            385
Loan fee income                                                 345            902            493          1,328
Other income                                                    101            526            235            746
                                                        -----------    -----------    -----------    -----------

     Total revenues                                           6,659         14,570         19,013         32,878

Expenses:

Interest expense                                              2,161          2,603          5,941          8,181
Provision for credit losses                                     380          1,569          1,620          3,101
Salaries, wages and employee benefits                         1,468          3,791          3,955          8,112
Depreciation                                                    103            262            255            595
Amortization                                                     90            127            235            290
Legal, audit and professional fees                              105            191            387            531
Travel and entertainment                                        102            223            269            552
Telephone                                                        59            165            179            396
Other general and administrative expense                        693          1,299          1,854          3,204
                                                        -----------    -----------    -----------    -----------

     Total expenses                                           5,161         10,230         14,695         24,962
                                                        -----------    -----------    -----------    -----------

Income from continuing operations
          before income taxes and minority interest           1,498          4,340          4,318          7,916

Provision for income taxes:
     Current                                                     73             85            146            237
     Deferred                                                    14             44             34             11
                                                        -----------    -----------    -----------    -----------
                                                                 87            129            180            248
                                                        -----------    -----------    -----------    -----------
Income from continuing operations
          before minority interest                            1,411          4,211          4,138          7,668

Minority interest in (earnings) loss of
          subsidiaries                                          (35)            90            (66)            68
                                                        -----------    -----------    -----------    -----------
Income from continuing operations                             1,376          4,301          4,072          7,736

Discontinued Transportation and Apparel
     Manufacturing Segments:
          Loss from operations, net of income
          tax expense                                          (408)          --           (1,226)          --
          Loss on disposal, net of income tax expense        (2,320)          --           (2,253)          --
                                                        -----------    -----------    -----------    -----------
                                                             (2,728)          --           (3,479)          --
                                                        -----------    -----------    -----------    -----------

Net income (loss)                                       $    (1,352)   $     4,301    $       593    $     7,736
                                                        ===========    ===========    ===========    ===========

Earnings per share:
     Continuing operations                              $      0.21    $      0.63    $      0.61    $      1.14
     Discontinued operations                                  (0.41)          --            (0.52)          --
                                                        -----------    -----------    -----------    -----------
     Net income (loss)                                  $     (0.20)   $      0.63    $      0.09    $      1.14
                                                        ===========    ===========    ===========    ===========

Computed on the weighted average number
          of shares issued and outstanding                6,705,140      6,777,494      6,705,140      6,773,583






See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               1995          1996
                                                                            ----------    ----------
                                                                                  (in thousands)
Operating Activities:

 Net income                                                                  $     593    $   7,736
 Adjustments to reconcile net income to net cash
          provided by operating activities:
 Depreciation and amortization                                                     490          885
 Provision for deferred income taxes                                                34           11
 Provision for credit losses                                                     1,620        3,101
 Gain on sale of property and equipment                                            (61)        --
 Gain on sale of other real estate owned acquired
          through foreclosure                                                     --           (140)
 Net (decrease) increase in unearned discount and
          other deferrals                                                       (1,028)       1,212
 Net (decrease) increase in deferred loan costs                                   (161)          78
 Loans originated with intent to sale                                         (112,905)    (192,969)
 Principal proceeds from mortgage loans sold                                    76,601      199,000
 Principal proceeds from small business loans sold                              21,607       24,692
 Proceeds from securitization of loans                                          15,357       14,140
 Minority interest in income of subsidiaries                                        66          (68)
 Changes in operating assets and liabilities increasing (decreasing) cash:
     Restricted cash                                                              (652)      (2,081)
     Other receivables                                                             (29)         784
     Excess servicing receivable                                                  (210)        (522)
     Customer commitment deposits                                                 (287)         (93)
     Remittance due loan participants                                              468          900
     Accrued interest payable                                                       59           (8)
     Accounts payable, income taxes payable,
          and other accrued liabilities                                            641         (615)
     Accrued interest receivable                                                  (429)          44
     Other assets                                                                 (294)      (1,610)
 Net cash provided by operating
          activities of discontinued operations                                  2,336           77
                                                                             ---------    ---------

Net cash provided by operating activities                                    $   3,816    $  54,554

                       EMERGENT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)


                                                              Nine Months Ended
                                                                September 30,
                                                            1995          1996
                                                         -----------   -----------
                                                               (in thousands)
INVESTING ACTIVITIES:

 Loans originated for investment purposes                 $ (53,462)   $ (99,170)
 Principal collections on loans not sold                     35,442       45,415
 Principal collections on asset-backed securities                77          563
 Proceeds from sale of short-term investments                   417         --
 Proceeds from sale of real estate and personal
  property acquired through foreclosure                       2,098        3,084
 Proceeds from sale of property and equipment                   112         --
 Purchase of property and equipment                            (985)      (2,262)
 Rent received on real estate held for sale                      79           68
 Additional investment in subsidiary                         (2,287)        --
 Purchase of investments                                       --           (115)
 Improvements and related costs incurred on real estate
  acquired through foreclosure                                 (154)        (252)
 Net cash used in investing activities of discontinued
  operations                                                   (106)        --
                                                          ---------    ---------

Net cash used in investing activities                       (18,769)     (52,669)

FINANCING ACTIVITIES:

 Advances under bank lines of credit                        114,561      368,410
 Payments on bank lines of credit                          (112,459)    (370,384)
 Net increase in notes payable to investors                  19,871       12,757
 Net (decrease) increase in subordinated debentures          (5,958)       1,327
 Proceeds from exercise of stock options and warrants          --            213
 Payment for stock purchased in tender offer                   (568)        --
                                                          ---------    ---------

Net cash provided by financing activities                    15,447       12,323
                                                          ---------    ---------

Net increase in cash and cash equivalents                       494       14,208

Cash and cash equivalents at beginning of year                  384        1,260
                                                          ---------    ---------

Cash and Cash Equivalents at September 30                 $     878    $  15,468
                                                          =========    =========


               See Notes to Unaudited Financial Statements.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report for the year ended December 31, 1995, or Form 10-K, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

The consolidated balance sheet as of September 30, 1996, and the consolidated statements of income for the nine-month and three-month periods ended September 30, 1995 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1996, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company.

Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December 31, 1995, from which the consolidated balance sheet as of that date is derived.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE 2--INTEREST AND INCOME TAXES

For the nine-month periods ended September 30, 1995 and 1996, the Company paid interest of $5,900,000 and $8,190,000, respectively.

For the nine-month periods ended September 30, 1995 and 1996, the Company paid income taxes of $164,000 and $93,000, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 1996, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $14,700,000. The investments were collateralized by U.S. Government securities held by the banks.

NOTE 4 - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of certain SBA and Auto Loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE 5 - SECURITIZATION OF LOANS

In March of 1996, the Company securitized $16,107,000 of auto loans. The securitization was effected through a grantor trust (the "Trust"), the ownership of which is represented by Class A and Class B certificates. The Class A certificate was purchased by an investor, while the Company retained the Class B certificate. This Class B certificate and the Class B certificate held by the Company pursuant to the securitization of the unguaranteed portions of certain SBA loans in 1995 are carried on the balance sheet as asset-backed securities in the amount of $2,279,000, which is net of $1,011,000 allowance for losses. The Company classifies its Class B certificates as trading securities under Statement of Financial Accounting Standards No. 115 and such certificates are carried at fair value. The Class A and Class B certificates give the holders thereof the right to receive payments and other recoveries attributable to the loans held by the Trusts. The Class B certificates represent approximately 10% of the principal amount of the loans transferred in the securitizations and are subordinate in payment and all other aspects to the Class A certificates. Accordingly, in the event that payments received by either Trust are not sufficient to pay certain expenses of that respective Trust and the required principal and interest payments due on the respective Class A certificates, the Company, as holder of the respective Class B certificates, would not be entitled to receive principal or interest payments due thereon. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and to reduce interest rate risk. The Company's excess spread from these transactions is recognized over the life of the underlying loans.

         The Company serves as master servicer for both of the Trusts and, accordingly, forwards payments received on account of the loans held by the Trusts to the respective trustee, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfers of the loans to the Trusts constituted sales of the underlying loans, no liability was created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase the loans from the Trusts in the event that certain representations made with respect to the transferred loans are breached or in the event of certain defaults by the Company, as master servicer. To date the Company has not been required to repurchase any SBA or Auto loans from the Trust under this provision. The Class A certificates for both the SBA loan securitization and the auto loan securitization received a rating of Aaa from Moody's Investors Service, Inc. In addition, the Class A certificates for the auto loan securitization received a rating of AAA from Standard and Poors ratings group, and were guaranteed by Financial Security Assurance, Inc. The Class B certificates were not rated for either transaction. In connection with the auto loan securitization, the Company received cash proceeds, net of securitization costs, of $14,195,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein. As used herein, "Discontinued Operations" refers to the Company's former Transportation and Apparel Segments. Unless otherwise noted, the discussion contained herein relates to the continuing operations of the Company, which consist of its Financial Services operations.

         Statements discussed herein that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, credit worthiness of borrowers, origination volumes, geographic concentrations, availability of funding sources, general lending risks and competition.

GENERAL

         Emergent Group, Inc. is a diversified financial services company headquartered in Greenville, South Carolina that originates, services and sells residential mortgage loans, small business loans, and used automobile loans. The Company makes substantially all of its loans to borrowers who have limited access to credit or who may be considered credit-impaired by conventional lending standards ("non-prime borrowers"). The Company commenced its lending operations in 1991 and has experienced significant loan growth over the past several years. During the years 1993, 1994, and 1995, the Company originated $63.6 million, $150.0 million, and $249.5 million in loans, respectively. During the nine months ended September 30, 1996, the Company originated $283.5 million in loans. Of the Company's loan originations in the first nine months of 1996, $220.6 million were mortgage loans, $48.4 million were small business loans and $14.5 million were auto loans.

         The Company's total serviced loans receivable increased from $106.9 million at December 31, 1993, to $157.4 million at December 31, 1994, to $214.5 million at December 31, 1995, and to $238.7 million at September 30, 1996.

         The Company originates mortgage loans ("Mortgage Loans") on both a retail and wholesale basis through its mortgage loan division ("Mortgage Loan Division"). Retail Mortgage Loans are originated by persons employed by the Company, while wholesale Mortgage Loans are generally originated through independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Bankers").

         The Company utilizes two principal strategies in the retail mortgage lending area, one which utilizes a regional approach to origination, underwriting, processing and funding and a second which utilizes a centralized approach to underwriting, funding and processing, but a decentralized, state-by-state approach to origination. The Company expects that Mortgage Loan volume associated with its retail lending operation will continue to experience significant growth in the future.

         The Company began its regional approach to retail mortgage lending in April 1996 through the establishment of its Indianapolis, Indiana office under its tradename, "HomeGold." This regional office originates loans in Indiana, Illinois, Michigan, Ohio and Kentucky and is managed by the former National Sales Manager of BancOne Financial Services, Inc. The Company has created a marketing plan which utilizes the HomeGold tradename in direct mail, radio, inbound and outbound telephone, and television marketing efforts, and is designed to create national brand awareness and capitalize on the fragmentation which currently exists in the marketplace. From May through September 1996, HomeGold originated $22.0 million in Mortgage Loans. For the month of September, Mortgage Loan volume totaled $8.4 million. The Company expects to open retail lending operations which utilize this strategy in Greenville, South Carolina and Phoenix, Arizona during the fourth quarter of 1996.

         The second decentralized origination approach is conducted through Sterling Lending Corporation, which has offices in Baton Rouge and New Orleans, Louisiana. The Company's Baton Rouge office is a loan processing and underwriting center for the loans originated through the New Orleans office. In the future, the Company expects to open additional retail loan production offices which will have their loan processing, underwriting, closing and loan documentation performed through the Baton Rouge office. The Company expects to open additional offices which utilize this approach in Atlanta, Georgia; Nashville, Tennessee; Columbia, South Carolina and Charlotte, North Carolina in the first quarter of 1997. This operation is managed by the former President of United Companies Financial Corporation. This decentralized operation will utilize more offices than the HomeGold operation and its potential customers will be identified through courthouse searches and purchased lists, then solicited through direct mail and inbound and outbound telephone.

         The Company also originates Mortgage Loans on a wholesale basis through approximately 225 Mortgage Bankers in approximately 12 states. The Company has established strategic alliance agreements with certain Mortgage Bankers (the "Strategic Alliance Mortgage Bankers"), which require the Strategic Alliance Mortgage Bankers to refer all of their loans to the Company, up to specified levels which meet the Company's underwriting criteria, in exchange for delegated underwriting, administrative support and expedited funding.

         To date, substantially all of the Mortgage Loans have been originated on a wholesale basis by the Company through Mortgage Bankers with whom the Company has a relationship (although the Company does not have contractual arrangements regarding future loan origination with any Mortgage Bankers except for the Strategic Alliance Mortgage Bankers). As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing, although the Mortgage Loans my be closed in either the Company's name or in the name of the Mortgage Banker, with the Company taking an assignment of the Mortgage Banker's interest. During 1994 and 1995 and the first nine months of 1996, the Company originated loans through approximately 65, 120, and 225 Mortgage Bankers, respectively, which are located principally in North Carolina, South Carolina, and Florida. Of the approximately 120 and 225 Mortgage Bankers who were responsible for origination of Mortgage Loans in 1995 and the first nine months of 1996, the Strategic Alliance Mortgage Bankers accounted for approximately $145 million, or 75%, of the Company's Mortgage Loans originated in 1995 and approximately $156.7 million, or 71%, of the Company's Mortgage Loans originated in the first nine months of 1996.

         In July 1996, the former Vice President, Regional Sales Manager for Fleet Finance, Inc. assumed management of the Company's wholesale mortgage lending operation. Monthly wholesale Mortgage Loan production has grown from $3.5 million in January 1996 to $4.4 million in September 1996, for a total production of $40.8 million through September 30, 1996. The Company plans to add approximately nine account executives and 15 Mortgage Bankers during the fourth quarter of 1996 and the first quarter of 1997.

         In 1994, the Company began seeking to enter into strategic alliance agreements with Mortgage Bankers that the company believed were able to consistently generate large volumes of quality mortgage loans. These strategic alliance agreements require that the Strategic Alliance Mortgage Bankers must first offer to the Company the right to fund all of their loans which meet the Company's underwriting criteria services, information and authority by the Company, including the provision of capital through arrangements similar to warehouse lending and the provision of additional MIS and accounting services. These strategic alliance agreements have terms ranging from three to five years and are scheduled to terminate beginning in August 1999. The Company believes that these strategic alliances are an important factor in providing a higher level of customer service. The Company currently has four Strategic Alliance Mortgage Bankers. The Company has a minority equity interest in certain of the Strategic Alliance Mortgage Bankers, which enhances the Company's growth potential.

         On June 1, 1996, First Greensboro Home Equity, Inc. ("FGHE") terminated its strategic alliance agreement with the Company in connection with its sale to a third party. As a result of such termination, FGHE paid the Company $6.3 million (net of expenses) in September 1996. Although FGHE generated a large percentage of the Company's mortgage loan originations, the Company believes that it will be able to replace such originations through its retail lending operations and through additional strategic alliance agreements, two of which were entered into with the Company in the second and third quarters of 1996. In October 1996, Amerifund, a Strategic Alliance Mortgage Banker, terminated its strategic alliance agreement with the Company. During 1995 and the first nine months of 1996, approximately 7.0% and 14.5%, respectively, of the Company's total loans were originated through Amerifund. Under the terms of this termination, Amerifund has agreed to pay the Company approximately $526,000 out of its revenues, on a monthly basis, not to exceed $37,500 per month, beginning in December 1996.

         The Company's small business loan operation (the "Small Business Loan Division") makes loans to small businesses ("Small Business Loans") primarily for the acquisition or refinancing of property, plant and equipment and working capital. A substantial portion of the Company's Small Business Loans are loans ("SBA Loans") guaranteed by the U.S. Small Business Administration ("the SBA"). The SBA Loans are secured by real or personal property. The SBA guarantees approximately 75% of the original principal amount of the SBA Loans, up to maximum guarantee amount of $750,000. The Company sells participations representing the SBA-guaranteed portion of all of its SBA Loans in the secondary market. In connection with such sales the Company receives, in addition to excess servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. SBA Loans are originated directly by the Company's loan officers in its 6 branch offices and are primarily generated through referral sources such as commercial loan and real estate brokers ("Commercial Loan Brokers") located in its market areas. Approximately 69% of the SBA Loans originated in the first nine months of 1996 were originated through Commercial Loan Brokers. The Small Business Loan Division also provides working capital loans secured by accounts receivable, inventory and equipment for small- to medium-sized businesses in the Southeastern part of the country. The Company began its asset-based lending operation in April 1996 in Atlanta, Georgia. The Small Business Loan Division also manages two investment partnerships for which it receives management fees. One of these funds focuses on start-up and early stage companies located in South Carolina and the other of which provides senior and subordinated debt to growth companies throughout the Southern part of the country. The Company serves as the general partner for the latter fund, and has a $1 million investment in the partnership.

         The Company's auto loan operation (the"Auto Loan Division") makes loans ("Auto Loans") to non-prime borrowers for the purchase of used automobiles. Substantially all of the Auto Loans are made directly by the Company to purchasers of automobiles who are referred to the Company by automobile dealers. Less than 10% of the Auto Loans made in 1995 were indirect loans purchased from dealers. For the nine months ended September 30, 1996, 21% of the Auto Loans were indirect loans purchased from dealers. The Auto Loan Division operates through eight locations in South Carolina and originates Auto Loans in connection with approximately 200 dealers.

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995

         Total revenues were $32.9 million and $14.6 million for the nine-month and three-month periods ended September 30, 1996, respectively, an increase of 73% and 118%, respectively, compared to $19.0 million and $6.7 million for the nine-month and three-month periods, respectively, ended September 30, 1995. The increase in revenues resulted principally from increases in interest and servicing revenue and gain on sale of loans and loan fee income.

         Interest and servicing revenue was $15.1 million and $5.1 million, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 35% and 32%, respectively, compared to $11.2 million and $3.9 million, respectively, for the nine-month and three-month periods ended September 30, 1995. This increase was due principally to the growth in the serviced loan portfolio, which increased from $197.5 million at September 30, 1995 to $238.7 million at September 30, 1996, an increase of 21%.

         Gain on sale of loans was $15.3 million and $7.9 million, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 132% and 259%, respectively, compared to $6.6 million and $2.2 million, for the nine-month and three-month periods ended September 30, 1995. The increase resulted partially from increased sales of Mortgage Loans and Small Business Loans associated with the increased loan originations. Mortgage Loans of $75.5 million were sold in the nine-month period ended September 30, 1995, compared to $189.7 million for the nine-month period ended September 30, 1996, an increase of 151%. Additionally the Company received a recoupment of previously shared premiums of $6.3 million in connection with the settlement with First Greensboro, a former strategic partner.

         Loan fees were $1.3 million and $902,000, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 164% and 161%, respectively, compared to $493,000 and $345,000, respectively, for the nine-month and three-month periods ended September 30, 1995. The increase in loan fees was due principally to the increase in the Company's retail mortgage loan originations.

         Management fees were $385,000 and $129,000, respectively, for the nine-month and three-month periods ended September 30, 1996, a decrease of 21% and an increase of 61%, respectively, compared to $490,000 and $80,000, respectively, for the nine-month and three-month periods ended September 30, 1995. These management fees were paid to the Company by the two funds managed by the Company.

         Other revenues were $746,000 and $526,000, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 217% and 421%, respectively, compared to $235,000 and $101,000, respectively, for the nine-month and three-month periods ended September 30, 1995. Other revenues are comprised principally of insurance commissions. The increase in other revenues resulted principally from the increase in the Company's loan originations.

         Total expenses were $25.0 million and $10.2 million, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 70% and 96%, respectively, compared to $14.7 million and $5.2 million, respectively, for the nine-month and three-month periods ended September 30, 1995. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

         Interest expense was $8.2 million and $2.6 million, respectively, for the nine-month and three-month periods ending September 30, 1996, an increase of 39.1% and 18%, respectively, compared to $5.9 million and $2.2 million, respectively, for the nine-month and three-month periods ended September 30, 1995. The increase was due principally to increased borrowings by the Mortgage and Small Business Loan Divisions associated with increased loan originations. Borrowings attributable to the Mortgage Loan Division, both under the Credit Facilities and in connection with the sales of notes payable to investors and subordinated debentures, totaled $112.4 million as of September 30, 1996, an increase of 20%, compared to $93.7 million as of September 30, 1995. Borrowings attributable to the Small Business Loan Division totaled $23.2 million as of September 30, 1996, an increase of 227%, compared to $7.1 million as of September 30, 1995. This increase in debt resulted principally from the loan origination activity for the nine-month period ended September 30, 1996, as compared to the same period in 1995 and considering the repayment of bank debt in connection with the securitization of certain SBA Loans in June 1995. This increase in loan originations was due principally to the elimination in October 1995 of the SBA's $500,000 loan limitation and prohibition against refinancing existing loans. Borrowings attributable to the Auto Loan Division at September 30, 1996, totaled $6.4 million, a decrease of 35% compared to $9.9 million at September 30, 1995. This decrease was due to the repayment of bank debt with proceeds of the securitization of $16.1 million of auto loans in March 1996.

         Provision for credit losses was $3.1 million and $1.6 million, respectively, for the nine-month and three-month period ended September 30, 1996, an increase of 94% and 321%, compared to $1.6 million and $380,000, for the nine-month and three-month periods ended September 30, 1995. The provision was made to maintain the general reserves for credit losses associated with loan originations, as well as to fund specific reserves for possible losses associated with particular loans.

         General and administrative expense was $13.7 million and $6.1 million, for the nine-month and three-month periods ended September 30, 1996, an increase of 93% and 135%, respectively, compared to $7.1 million and $2.6 million, for the nine-month and three-month periods ended September 30, 1995. This is a result of increased personnel costs in the Mortgage Loan Division due to the continued expansion in the servicing and underwriting areas, and increased expenses associated with the opening of retail lending offices in Indianapolis, Baton Rouge, New Orleans and Phoenix. General and administrative expense increased from 5.0% of average serviced loans at September 30, 1995, to 7.8% at September 30, 1996, principally as a result of the costs associated with the retail mortgage origination facilities, for which the related production was sold on a non-recourse serviced released basis. Accordingly, costs have increased relative to the serviced portfolio.

         Income from continuing operations totaled $7.7 million and $4.3 million, respectively, for the nine-month and three-month periods ended September 30, 1996, an increase of 88% and 207%, respectively, compared to $4.1 million and $1.4 million for the nine-month and three-month periods ended September 30, 1995.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

         The Company is exposed to the risk of loan delinquencies and defaults, particularly with respect to loans retained in its portfolio. With respect to loans to be sold on a non-recourse basis, the Company is at risk for loan delinquencies and defaults on such loans while they are held by the Company pending such sale. Following the sale of such loans, the Company's loan delinquency and default risk with respect to such loans is limited to those circumstances in which it is required to repurchase such loans due to a breach of a representation or warranty in connection with the whole loan sale. This risk with respect to breaches of representations or warranties also exists for loans sold through securitization. In addition, in securitization transactions the subordinate and/or residual certificates bear the risk of default for the entire pool of securitized loans to the extent of such certificates' value. Accordingly, the value of the subordinate and/or residual certificates retained by the Company would be impaired to the extent of losses on the securitized loans.

         To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover future losses of principal. At September 30,

1996, the total allowance for credit losses for the Company was $4.0 million, including $1.0 million reserved for potential losses relating to the Company's securitized SBA and Auto Loans. This compares to an allowance for credit losses at December 31, 1995, of $2.6 million including $773,000 reserved for potential losses relating to the Company's securitized SBA loans. The increase in the allowance resulted from increases in the general allowance due to corresponding growth in the Company's serviced loans receivable, as well as to provide specific reserves for possible losses associated with particular loans.

         The allowance for credit losses is a composite of the allowance for credit losses of the Mortgage Loan Division, the Small Business Loan Division and the Auto Loan Division as of September 30, 1996. The Mortgage Loan Division maintains an allowance for credit losses equal to approximately 1% of its loan portfolio, the Small Business Loan Division currently maintains an allowance for credit losses equal to approximately 3% of the unguaranteed portion of its loan portfolio, and the Auto Loan Division currently maintains an allowance for credit losses equal to approximately 7% of its loan portfolio. In addition, each subsidiary may establish specific reserves for particular loans that are deemed by management to be a potential problem where full recovery is questionable. The Company does not currently service any loans for which it does not have credit risk other than the guaranteed portion of its SBA Loans. However, the Company's credit risk on its securitized loans is limited to its investment in its residual asset-backed certificates.

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

         Management closely monitors delinquency to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. The Company's policy is to place a loan on non-accrual status after it becomes 90 days past due, or sooner if the interest is deemed uncollectible. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined such obligation is not collectible or the cost of continued collection efforts will exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

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

         Shareholders' equity increased from $9.9 million at December 31, 1995, to $17.8 million at September 30, 1996. This increase resulted principally from the retention of income by the Company.

         Cash and cash equivalents increased from $1.3 million at December 31, 1995, to $15.5 million at September 30, 1996. Cash provided by operating activities increased from $3.8 million for the nine-month period ended September 30, 1995, to $54.6 million for the nine-month period ended September 30, 1996; cash used in investing activities increased from $18.8 million for the nine-month period ended September 30, 1995, to $52.7 million for the nine-month period ended September 30, 1996; and cash provided by financing activities decreased from $15.4 million for the nine-month period ended September 30, 1995, to $12.3 million for the nine-month period ended September 30, 1996. The increase in cash provided by operations was due principally to the increase in loans sold during the first nine-month period of 1996 and the increase in net income. Cash used in investing activities was principally for the net increase in loans originated for investment purposes with the expectation of holding the loans until maturity. Cash provided by financing activities was due principally to the cash provided by the sale of subordinated debentures and notes to investors by the Mortgage Loan Division. At September 30, 1996, the Company's Credit Facilities were comprised of credit facilities of $90 million for the Mortgage Loan Division (the "Mortgage Loan Division Facility"), credit facilities of $40 million for the Small Business Loan Division (the

"Small Business Loan Division Facility"), and credit facilities of $26 million for the Auto Loan Division (the "Auto Loan Division Facility"). Based on the advance rates contained in the facilities, at September 30, 1996, the Company had aggregate borrowing availability of $28.2 million under the Mortgage Loan Division Facility (none of which was outstanding), $25.3 million under the Small Business Loan Division Facility ($23.2 million of which was outstanding), and $9.4 million of aggregate borrowing availability under the Auto Loan Division Facility ($6.4 million of which was outstanding). The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at the lender's prime rate, while the Auto Loan Division Facility bears interest at
 .75% over the lender's prime rate. The Credit Facilities have terms ranging from one to three years and are renewable upon the mutual agreement of the Company and the respective lender.

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

         The Company sells substantially all of its Mortgage Loans originated through its retail lending operations and its Strategic Alliance Mortgage Bankers, as well as its SBA Loan Participations. During the nine months ended September 30, 1996, the Company sold $189.7 million of Mortgage Loans and $22.1 million of SBA Loan Participations.

         In June 1995, the Company securitized $17.1 million of loans representing the unguaranteed portions of the SBA Loans and in March 1996, the Company securitized $16.1 million of Auto Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk. Additional liquidity is not a material factor in the Company's determination to pursue securitizations. In connection with its SBA Loan and Auto Loan securitizations, the Company has retained subordinated certificates representing approximately 10% of the transferred loans. The retained subordinated certificates totaled approximately $2.3 million, net of allowances, at September 30, 1996.

         Carolina Investors, Inc. ("CII") engages in the sale of subordinated debentures to investors ("Subordinated Investor Savings"). The Subordinated Investor Savings are comprised of senior subordinated notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the debentures is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended. At September 30, 1996, CII had an aggregate of $94.9 million of senior subordinated notes outstanding bearing a weighted average interest rate of 8.2%, and an aggregate of $17.5 million of subordinated debentures bearing a weighted average interest rate of 5.5%. Both senior subordinated notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. Substantially all of the debentures have one year maturities.

         The Company has no additional significant capital requirements as of September 30, 1996.

TAX CONSIDERATIONS

         As a result of the operating losses incurred by the Company under prior management, the Company generated a net operating loss carryforward (" NOL"). At September 30, 1996, the amount of the NOL remaining and available to the Company was approximately $14 million. As a result of the utilization of the NOL, the net income reported by the Company for the year ended December 31, 1995, and for the nine months ended September 30, 1996, was approximately $1.2 million and $2.8 million, respectively, higher than if the NOL were not available to the Company. The NOL expires, to the extent that it is not utilized to offset income, in varying amounts annually through 2001.

         Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL.

         No net deferred tax asset was recognized with respect to the NOL for the year ended December 31, 1995, or for the nine months ended September 30, 1996. A valuation allowance equal to the NOL was applied to the

NOL in the year ended December 31, 1995, and for the nine months ended September 30, 1996. A valuation allowance of approximately $7.7 million was applied to the tax effect of the NOL for the year ended December 31, 1995.

INFLATION

         Unlike most industrial companies, the assets and liabilities of financial services companies such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the general levels of inflation in the price of goods and services. While the Company's noninterest income and expense and the interest rates earned and paid are affected by the rate of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management.

INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purpose of asset/liability management is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities.

         The Company's asset/liability management varies by division. In general, with respect to the Mortgage Division, the Company sells substantially all of its Mortgage Loans on a monthly basis. Furthermore, commitments to a prospective borrower for a Mortgage Loan do not extend beyond 45 days. In the event that economic conditions necessitate a change in rate, such rate change is communicated to potential borrowers and the Company's published rates are adjusted. In addition, the Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale.

         With respect to the Small Business Loans, the Company generally originates variable rate loans which adjust on the first day of each calendar quarter. Therefore, interest rate risk exists for a maximum period of 60 days, due to the Small Business Loan Division Credit Facility having a variable rate which adjusts monthly.

         With respect to the Auto Loans, the Company's rate spread is in excess of 15% and is fixed. The Company believes that this interest rate spread provides adequate margin to allow for any potential increase in interest rates.

         The Company's average interest rates earned for the year ended December 31, 1995, and for the nine months ended September 30, 1996, were 13.94% and 15.52%, respectively, computed on a simple average monthly basis. The Company's average interest rates paid for the year ended December 31, 1995, and for the nine months ended September 30, 1996, were 7.57% and 8.02%, respectively, which resulted in an average interest rate spread of 6.37% and 7.50%, respectively.

                             PART II. OTHER INFORMATION

Part II

Item 1.    Legal Proceedings

`          None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
                The Company filed a registration statement with the Securities and Exchange Commission on September 20, 1996, for the issuance of 3,000,000 shares of common stock of which 2,119,031 shares were offered by the Company and 880,969 shares were offered by certain selling shareholders. No officers or directors of the Company sold any shares in connection with the offering.
                The offering was effective on November 8, 1996, as the Company's common stock was listed on the Nasdaq Stock Market's National Market under the trading symbol "EMER."

Item 6.    Exhibits and Reports on Form 8-K

           a)    Exhibits
                 None

           b)    Reports on Form 8-K

         The Company filed a report on Form 8-K dated September 30, 1996, reporting that on September 17, 1996, the Company entered into a settlement agreement with First Greensboro Home Equity, Inc. whereby all issues associated with litigation between the Company and FGHE were resolved.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EMERGENT GROUP, INC.



Date:           , 1996
                                     \s\Kevin J. Mast
                                     -------------------------------------
                                      Kevin J. Mast, Vice President of Finance,
                                        Chief Financial Officer and Treasurer