Form 10-K
period 1996-12-31
EMERGENT GROUP INC
filed 1997-03-28
CIK 277028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1996
                           COMMISSION FILE NO. 0-8909

                              ---------------------


                              EMERGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 SOUTH CAROLINA                       57-0513287
          ------------------------------        ------------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

15 SOUTH MAIN STREET  SUITE 750 GREENVILLE, SOUTH CAROLINA           29601
----------------------------------------------------------           -----
        (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 864-235-8056

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                      Name of Each Exchange on which registered
                    -----------------------------------------------

                                           NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                 Title of Each Class
                    -----------------------------------------------

                             Common Stock, par value $.05


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $104,083,349.

As of March 14, 1997, the shares outstanding of the issuer's class of common stock were as follows: 9,144,430.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 27, 1997 are incorporated by reference into Part III hereof.

Portions of the Company's Annual Report to the shareholders for the year ended December 31, 1996, are incorporated by reference into Part II hereof.

                                     PART I


ITEM 1.         BUSINESS


                Emergent Group, Inc. (the "Company") is a diversified financial services company headquartered in Greenville, South Carolina which originates, services and sells residential mortgage loans ("Mortgage Loans"), commercial loans to small businesses ("Small Business Loans"), and pre-owned automobile loans ("Auto Loans"). The Company also serves as investment manager for a venture capital fund and a mezzanine level fund which originates loans to certain small businesses in which the fund retains stock purchase warrants. The Company makes substantially all of its loans to borrowers who have limited access to credit or who may be considered credit impaired by conventional lending standards ("non-prime borrowers"). The Company commenced its lending operations in 1991 and has experienced significant loan growth over the past several years. During 1994, 1995, and 1996, the Company originated $150.0 million, $249.5 million and $415.1 million in loans, respectively. Of the Company's loan originations in 1996, $328.6 million were Mortgage Loans, $68.2 million were Small Business Loans and $18.3 million were Auto Loans. For the years ended December 31, 1994, 1995, and 1996, the Company's pre-tax income from continuing operations was $2.4 million, $4.9 million, and $10.5 million, respectively.

                The Company's Mortgage Loan operation (the "Mortgage Loan Division") makes Mortgage Loans primarily to owners of single family residences who use the loan proceeds for such purposes as debt consolidation, home improvements and educational expenditures. The majority of the Company's Mortgage Loans generally have initial principal balances ranging from $25,000 to $100,000 and fixed rates of interest ranging from 9% to 16% per annum. The Mortgage Loan Division has experienced significant growth over the past several years. During 1994, 1995, and 1996, Mortgage Loan originations totaled $99.4 million, $192.8 million, and $328.6 million, respectively. To date, a majority of the Mortgage Loans were sold on a non-recourse basis to institutional investors, with customary representations and warranties. However, in 1997 the Company plans to begin Securitizing a substantial portion of its Mortgage Loans. Because the Company has not securitized any Mortgage Loans to date, no assurance can be given that this forward-looking statement can be accomplished.

                The Mortgage Loan Division originates Mortgage Loans on both a retail basis through regional offices and a wholesale basis through independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Bankers"). The Company's retail lending operations were established in the second quarter of 1996, and currently operate through eight offices. Through its retail offices, the Company targets Mortgage Loan borrowers through a variety of marketing methods, but to date has achieved its best results in connection with its direct mail campaigns.

                The Company also originates Mortgage Loans on a wholesale basis through approximately 330 Mortgage Bankers in approximately 12 states. The Company has established strategic alliance agreements with certain Mortgage Bankers (the "Strategic Alliance Mortgage Bankers"), which require the Strategic Alliance Mortgage Bankers to sell to the Company all of their loans up to specified levels which meet the Company's underwriting criteria, in exchange for delegated underwriting, administrative support and expedited funding. The Company has a minority equity interest in certain of the Strategic Alliance Mortgage Bankers. The Company believes that its use of retail and wholesale origination and strategic alliances is a unique strategy which enables the Company to penetrate the non-prime mortgage loan market through multiple channels.

                The Company's Small Business Loan operation (the "Small Business Loan Division") makes loans to small businesses primarily for the acquisition or refinancing of property, plant and equipment and working capital. During 1994, 1995, and 1996, Small Business Loan originations totaled $43.1 million, $39.6 million, and $68.2 million, respectively.

                A substantial portion of the Company's Small Business Loans are loans ("SBA Loans") which are partially guaranteed by the U.S. Small Business Administration (the "SBA"). The SBA Loans are secured by real or personal property and have initial principal balances ranging from $250,000 to $1.5 million and variable interest rates limited to a maximum of 2.75% over the prime rate. The SBA guarantees approximately 75% of the original principal amount of the SBA Loans, up to a maximum guarantee amount of $750,000. The Company sells participations representing the SBA-guaranteed portion of its SBA Loans (the "SBA Loan Participations") in the secondary market. In connection with such sales the Company receives, in addition to excess servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. SBA Loans are originated directly by the Company's loan officers in its eight branch offices, and are primarily generated through referral sources such as commercial loan and real estate brokers ("Commercial Loan Brokers") located in its market area.

                The Small Business Loan Division also provides working capital loans secured by accounts receivable, inventory and equipment to small- to medium -sized businesses in the southeastern United States ("Asset-based Small Business Loans"). The Company began its asset-based lending operation in April 1996 in Atlanta, GA.

                The Company's Auto Loan operation (the "Auto Loan Division") makes loans to non-prime borrowers for the purchase of used automobiles. Substantially all of the Auto Loans are made directly by the Company to purchasers of automobiles who are referred to the Company by automobile dealers ("Dealers"). The Auto Loans generally have initial principal balances ranging from $3,000 to $10,000, terms ranging from 24 to 48 months, and fixed interest rates from 18% to 46% per annum. The Auto Loan Division operates through eight locations and originates Auto Loans in connection with approximately 200 Dealers. During 1994, 1995, and 1996, Auto Loan originations totaled $7.5 million, $17.1 million, and $18.3 million, respectively.

FORWARD-LOOKING INFORMATION

                Certain statements throughout this document that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements, including in particular statements regarding additional office expansion plans, geographic expansion plans, establishment of additional strategic alliances as well as other forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: the Company generally lends to "sub-prime" borrowers which have higher incidents of default. The Company's projections could be adversely affected if defaults exceed expected levels. The Company's retail operations are relatively new. Whether the Company meets its overall earnings and growth projections will be materially affected by the Company's ability to "ramp up" its retail operations and achieve profitability. The Company's ability to meet growth and/or earnings projections could also be adversely affected by one or more of the following: the termination or nonrenewal of strategic alliance agreements with Mortgage Bankers or other significant Mortgage Banker relationships; a general economic downturn, which could stunt loan growth or result in increased delinquencies; the loss of funding sources, which are necessary to fund loan demand at profitable margins; the loss of the ability to sell loans, which could require the Company to obtain additional funding sources; the failure to open additional offices as scheduled; the loss of all or part of the NOL; restrictions in federal programs through which it originates loans or other regulatory changes, which could affect profitability or risk associated with certain loans; and the loss of key executives on which the Company is materially dependent.

GENERAL BACKGROUND

                The Company currently has three primary divisions consisting of its Mortgage Loan Division, its Small Business Loan Division, and its Auto Loan Division. Prior to the current management obtaining control of the Company in December 1990, the Company was primarily engaged in its transportation segment operations. Under previous management, the Company incurred significant losses. In 1991, current management implemented a strategic plan to acquire profitable businesses. Pursuant to such strategy, the Company acquired Carolina Investors, Inc. ("CII"), Premier Financial Services, Inc. ("Premier"), Emergent Business Capital, Inc. ("EBC") and The Loan Pro$, Inc. ("Loan Pro$") in 1991 and Young Generations, Inc. ("YGI") in 1993. In 1994, the Company made a strategic decision to divest all non-financial operations and to focus exclusively on the financial services industry. In accordance with such strategy, the Company completed the divestiture of its apparel segment consisting solely of YGI, and transportation segment operations in 1995.

BUSINESS STRATEGY

                  The Company's business strategy is to be a diversified financial services company that meets the credit needs of borrowers in what the Company believes to be under-served credit markets. The key elements of the Company's business strategy are as follows:

- Emphasis on Profitability Rather than Asset Growth. The Company will continue to focus principally on increasing earnings and equity, rather than increasing total assets. The Company believes that it can maximize its return on assets and equity by maintaining a "high velocity" capital strategy, whereby a substantial majority of loans are made and sold or securitized within 90 days of origination. Recycling its capital in this manner enables the Company to recognize gains on the sale of its loans and quickly redeploy its capital, as well as reduce its interest rate risk and borrowing costs.

- Decentralized Loan Approval. The Company believes that one of the most important factors to customers is the length of time between the lender's initial contact with the customer and the disbursement of loan proceeds. Accordingly, the Company emphasizes minimizing the length of time involved in the lending process, without sacrificing credit quality. It attempts to accomplish this goal, in part, by fostering an entrepreneurial, decentralized management culture and by maintaining up-to-date Management Information Systems for loan production, asset quality management and servicing. In the Mortgage Loan Division, the Company has an expedited review process with respect to loans submitted by the Strategic Alliance Mortgage Bankers. The Company also utilizes a decentralized approval process with respect to its retail Mortgage Loan operations which generally results in the lending decision being made within one business day. Also, in the Small Business Loan Division, the Company uses its "Preferred Lender" status, as well as specially-trained officers who handle only loans partially guaranteed by the SBA, to shorten the loan approval process. Furthermore, the Small Business Loan Division maintains relatively autonomous regional offices which generally have significant underwriting capabilities and credit authority. Because of the increased risk of decentralized credit approval, the Company just recently hired a National Credit Manager to provide close guidance and supervision over the underwriting related activities of its Small Business Loan Division regional offices to ensure uniform credit decisions consistent with corporate policies.

- Proactive Underwriting Process. The Company takes a proactive approach to its loan underwriting process. Because the Company's borrowers are generally non-prime borrowers, standardized credit scoring and underwriting criteria are not always meaningful in assessing a borrower's creditworthiness. Consequently, the Company attempts to analyze each application independently and to craft a loan package which meets the needs of the borrower while providing the Company with adequate security. Underwriting adjustments often suggested by Company underwriters include requiring a guarantor or co-borrower with better credit history and/or additional disposable income, lowering the loan-to-value ratio, increasing the interest rate, securing additional collateral and lowering the loan amount.

- Uniform Credit Guidelines and Procedures. The Company attempts to mitigate the risks often associated with non-prime borrowers by utilizing uniform guidelines and procedures for evaluating credit applications in connection with its loan originations. This is designed to complement the Company's decentralized management strategy by ensuring consistent credit quality. The Company's guidelines and procedures relate to such matters as the borrower's stability of residence, employment history, credit history, capacity to pay, total income, discretionary income and debt ratios, as well as the value of the collateral. With respect to its Small Business Loans, the Company's guidelines and procedures also emphasize factors pertaining to the business of the borrower, such as business plans, historical and projected financial statements, strength of management, and value of the collateral.

- Corporate Monitoring and Supervision of Operations. The Company has in place corporate policies designed to monitor and ensure continued quality of credit underwriting and servicing and to evaluate management in each of the Mortgage, Small Business and Auto Loan Divisions. Such policies include on-site audits of loan files and underwriting and servicing procedures at each branch office as well as ongoing evaluation of general portfolio credit and performance quality, the effectiveness of business development efforts and branch office profitability. The Company's Management Information Systems provide management with reports on a regular basis which contain operational information from each of the Mortgage, Small Business and Auto Loan Divisions, including the volume of loan originations, delinquency experience and foreclosure and repossession activities.

GROWTH STRATEGY

                  The Company's growth strategy is to continue to expand its lending operations, while emphasizing profitability and return on equity, rather than asset growth. Many of the statements in this section are forward-looking statements and no assurance can be given that actual results or events will not differ materially from those projected, estimated, assured, or anticipated in any such forward-looking statements. The key elements in the Company's growth strategy are as follows:

- Retail Mortgage Lending. The Company expects to increase its Mortgage Loan originations through the continued expansion of its retail mortgage lending operations. The Company began its retail mortgage lending operations with the opening of an office in Indianapolis, IN in April 1996, and currently operates through this Indianapolis office, as well as offices in Baton Rouge and New Orleans, LA, Atlanta, GA, Greenville, SC, Jackson, MS, Jacksonville, FL, and Phoenix, AZ. The Company expects that Mortgage Loan volume associated with its retail lending operation will continue to experience growth in the future. In addition, the Company's retail originations are generally more profitable than wholesale originations through mortgage bankers because the Company earns loan origination fees to cover its production costs, and retains all of the gain on sale of the loans. The Company believes that the combination of its retail and wholesale strategies will increase the Company's penetration of the non-prime market.

- Wholesale Mortgage Lending. The Company plans to increase its wholesale mortgage lending originations by expanding its operations geographically and by adding additional account executives and independent Mortgage Bankers. Prior to 1994, the wholesale lending operations were conducted exclusively in South Carolina. In 1994, the Company launched its expansion strategy by entering the North Carolina market, and since that time has expanded into approximately ten additional states. The Company intends to continue this geographic expansion as well as further penetrate existing markets. The Company plans to expand the number of account executives and affiliated mortgage brokers during 1997.

- New Strategic Alliances in the Mortgage Loan Division. The Company plans to establish additional strategic alliances with Mortgage Bankers during 1997. The Company offers additional services to these Strategic Alliance Mortgage Bankers, such as providing capital through arrangements similar to warehouse lending and additional MIS and accounting services, which are designed to increase their loan originations. The Company does not expect to have contractual arrangements regarding future loan originations with any Mortgage Bankers except for the Mortgage Bankers with whom the Company has strategic alliance agreements. The Company has a minority equity interest, generally ranging from 5% to 10%, in certain of the Strategic Alliance Mortgage Bankers, which is designed to enhance the Company's growth potential.

- Small Business Lending. The Company plans to expand its Small Business Loan operations by opening additional offices and by utilizing its "Preferred Lender" status to minimize its response time and maximize its loan production. The Company has been designated as a "Preferred Lender" by the SBA, which gives the Company the authority to approve a loan and to obligate the SBA to partially guarantee the loan without submitting an application to the SBA for credit review. Preferred Lender status also enables the Company to more easily enter additional SBA districts. The Company also expects to increase its Small Business Loan originations through expansion of its asset-based lending operation, which began in April 1996. This asset-based lending operation currently operates through offices in Atlanta, GA, Denver, CO, and New Orleans, LA.

         Additional Offices. The Company plans to increase its penetration of existing markets and expand geographically by opening additional offices. In 1996, the Company opened four Mortgage Loan offices, four Small Business Loan offices, and one Auto Loan office. In the future, the Company will continue to target for expansion areas which have favorable demographics or where the Company has identified qualified individuals who are available to effectively manage additional locations. No new Auto Loan offices are planned for 1997.

                  The Company's ability to meet these growth projections could also be adversely affected by one or more of the following, among other factors: the termination or nonrenewal of strategic alliance agreements with Mortgage Bankers or other significant Mortgage Banker relationships; a general economic downturn, which could stunt loan growth or result in increased delinquencies; the failure to open additional offices as scheduled; the inability to procure employees to staff additional offices; and restrictions in federal programs through which it originates loans or other regulatory changes, which could affect profitability or risk associated with certain loans.

                  The following table shows the Company's originations (based on note amount of loans closed) for the periods indicated:

                            ORIGINATIONS BY LOAN TYPE
                                 (IN THOUSANDS)

                                                                          For the Years Ended December 31,
                                                                          --------------------------------

                                                      1992          1993          1994          1995          1996
                                                    ----------    ----------    ----------    ----------    ----------

      Mortgage Division Loans                     $   29,146    $   20,536   $    99,373    $    192,800  $   328,649
      Small Business Division Loans                   25,376        37,867        43,123          39,560       68,210
      Auto Division Loans                              2,760         5,230         7,547          17,148       18,287
                                                  ----------    ----------   -----------    ------------  -----------
      Total                                       $   57,282    $   63,633   $   150,043    $    249,508  $   415,146
                                                  ==========    ==========   ===========    ============  ===========

         The Company has funded the majority of its lending activities from the cash flow generated from operations and through borrowings pursuant to its existing credit facilities (the "Credit Facilities"), by selling senior subordinated notes and subordinated debentures to residents of South Carolina (the "Debentures") and by selling a substantial portion of the loans it originates.

         The Company has historically sold a substantial majority of its Mortgage Loan production on a whole loan basis with servicing released, non-recourse with customary representations and warranties, while it has retained servicing for its Small Business Loans and Auto Loans. The following table shows the Company's total serviced loans receivable at the end of each of the last five years:

                        TOTAL SERVICED LOANS BY LOAN TYPE
                                 (IN THOUSANDS)

                                           December 31,
                      ----------------------------------------------------
                        1992       1993       1994       1995       1996
                        ----       ----       ----       ----       ----
Mortgage Division
    Loans             $42,459   $ 42,335   $ 60,151   $ 88,165   $146,231
Small Business
    Division Loans     21,682     58,552     88,809    108,696    140,809
Auto Division Loans     4,348      6,011      8,483     17,673     22,033
                      -------   --------   --------   --------   --------
Total                 $68,489   $106,898   $157,443   $214,534   $309,073
                      =======   ========   ========   ========   ========

MORTGAGE LOAN DIVISION

OVERVIEW

         The Company's mortgage lending activities consist primarily of originating, selling, and servicing Mortgage Loans which are secured by owner-occupied, single-family residential properties. Substantially all of the Company's Mortgage Loans are made to refinance existing mortgages and for debt consolidation, home improvements, educational expenses and a variety of other purposes. The Mortgage Loans generally are secured by a first lien, have principal balances ranging from $25,000 to $100,000, and bear fixed interest rates generally ranging in 1996 from 9% to 16% per annum. Most Mortgage Loans provide for equal monthly payments over their terms, which generally range from 15 to 30 years.

         Substantially all of the Mortgage Loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines and generally require a longer period of time, as compared to the Company, to approve and fund loans. The Company believes that its customers require or seek a high degree of personalized service and swift response to their loan applications. Furthermore, the Company believes that its customers generally focus more on the amount of the monthly payment, rather than the interest rate charged. Consequently, the Company's customers many times are willing to pay higher interest rates, assuming the amount of the monthly payment is otherwise acceptable. Furthermore, because the Company's customers are generally credit-impaired for one or more reasons, the customers are not in a position to obtain better rates from traditional lending institutions.

         The Mortgage Loan Division has experienced significant growth over the past several years. For the years ended December 31, 1994, 1995, and 1996, Mortgage Loan originations totaled $99.4 million, $192.8 million, and $328.6 million, respectively.

         In 1995, the Company diversified its Mortgage Loan products to include high loan-to-value second mortgage loans ("HLTV Loans"), which have loan-to-values in excess of 80%, but less than 125%. HLTV Loans typically have principal amounts ranging from $5,000 to $75,000 and in 1996, had a weighted average interest rate of approximately 15% per annum. The Company sells its HLTV Loans on a nonrecourse basis in the secondary market with customary representations and warranties. The Company's credit guidelines for this product meet the underwriting criteria of the purchasing investor. During 1995 and 1996, the Company originated $9.0 million and $36.6 million, respectively, of HLTV Loans.

Industry

         Although several different estimates exist regarding the size of the non-prime mortgage industry, the Company believes that the non-prime mortgage market is approximately $100 billion per year. The Company believes that the non-prime mortgage industry is highly fragmented, with no single lender having a significant portion of the market. However, many of the providers of financing to the non-prime mortgage industry are publicly-traded specialty finance companies.

         Generally, non-prime borrowers may be considered credit-impaired because their loan application is characterized by one or more of the following:
(1) inadequate collateral; (2) insufficient debt coverage; (3) problems with employment history; (4) limited or unfavorable credit history; or (5) self-employment.

         Under the Company's underwriting guidelines, Mortgage Loans are classified into five categories: AA, A, B, C and D. These categories are further divided into subcategories, depending on various underwriting criteria. These underwriting standards are under continual review and are subject to revision by Company management. The majority of the Company's borrowers do not fit exclusively into one category. Rather, such borrowers generally have some characteristics of one or more classifications. Accordingly, there is a significant degree of subjectivity in determining which rates and other loan terms will be offered.

         For the year ending December 31, 1996, approximately 53% of the Company's Mortgage Loan originations were classified as "AA" or "A" loans, 33% were "B" loans, 12% were "C" loans and 2% were "D" loans.

Mortgage Loan Origination

         The Company originates Mortgage Loans both on a retail and wholesale basis. Retail Mortgage Loans are originated by persons employed by the Company, while wholesale Mortgage Loans are generally originated through Mortgage Bankers.

         The Company utilizes two principal strategies in the retail mortgage lending area, one of which utilizes a regional approach to origination, underwriting, processing and funding and a second which utilizes a centralized approach to underwriting, funding and processing, but a decentralized, state-by-state approach to origination.

         The Company began its regional approach to retail mortgage lending in April 1996 by hiring an experienced team of originators to establish its Indianapolis, IN office under its tradename, "HomeGold." The Company has created a marketing plan which utilizes the HomeGold tradename in direct mail, radio, inbound and outbound telephone, and television marketing efforts, and is designed to create national brand awareness and capitalize on the fragmentation which currently exists in the marketplace. The Company also opened retail lending operations which utilize this strategy in Phoenix, AZ and Greenville, SC during the fourth quarter of 1996 and the first quarter of 1997, respectively. From May through December 1996, HomeGold originated $67.6 million in Mortgage Loans.

         The second, decentralized origination approach is conducted through Sterling Lending Corporation, an 80% owned indirect subsidiary of the Company, which has offices in Baton Rouge and New Orleans, LA, Atlanta, GA, Jackson, MS, and Jacksonville, FL. The Company's Baton Rouge office is a loan processing and underwriting center for the loans originated through the other offices.

         Prior to 1996, all of the Mortgage Loans were originated on a wholesale basis by the Company through Mortgage Bankers. As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing, although the Mortgage Loans may be closed in either the Company's name or in the name of the Mortgage Banker with the Company taking an assignment of the Mortgage Banker's interest. During 1994, 1995, and 1996, the Company originated loans through approximately 65, 120, and 330 Mortgage Bankers, respectively. Of the approximately 120 and 330 Mortgage Bankers who were responsible for origination of Mortgage Loans in 1995 and 1996, the Strategic Alliance Mortgage Bankers accounted for approximately $145 million, or 75%, of the Company's Mortgage Loans originated in 1995 and approximately $190.7 million, or 58%, of the Company's Mortgage Loans originated in 1996. In December 1996, the Company's largest Strategic Alliance Mortgage Banker accounted for 18.1% of the Company's total Mortgage loan production for the month.

         In July 1996, the former vice president and regional sales manager for a national finance company assumed management of the Company's wholesale lending operation. Monthly wholesale Mortgage Loan production has grown from $3.5 million in January 1996 to $12.5 million in December 1996 for total production of $69.1 million for 1996.

         In 1994, the Company began seeking to enter into strategic alliance agreements with Mortgage Bankers that were believed by the Company to be able to consistently generate large volumes of quality mortgage loans. These strategic alliance agreements require that the Strategic Alliance Mortgage Bankers must first offer the Company the right to purchase all of their loans which meet the Company's underwriting criteria before offering such loans to other parties. The Strategic Alliance Mortgage Bankers are accorded additional services, information and authority by the Company, including the provision of capital through arrangements similar to warehouse lending and the provision of additional MIS and accounting services. These strategic alliance agreements have terms ranging from three to five years and are scheduled to terminate beginning in August 1999. The Company believes that these strategic alliances are an important factor in providing a higher level of customer service. At December 31, 1996 the Company had contracts with four Strategic Alliance Mortgage Bankers, and has added two additional Strategic Alliance Mortgage Bankers in the first quarter of 1997. The Company has a minority equity interest in certain of the Strategic Alliance Mortgage Bankers, which is designed to enhance the Company's growth potential.

         On June 1, 1996, First Greensboro Home Equity, Inc. ("First Greensboro") terminated its strategic alliance agreement with the Company in connection with the pending purchase of First Greensboro by a third party financial institution. In addition, AmeriFund Group, Inc. ("Amerifund") terminated its strategic alliance agreement with the Company in October 1996. As a result of the termination of these strategic alliance agreements, the Company's Mortgage Loan originations were materially less than would otherwise have been the case; however, the Company received termination fees of approximately $7.3 million from these two companies in 1996. By the fourth quarter of 1996, all of the monthly production from these two sources had been replaced through alternate sources, including the Company's retail production and the expansion of its wholesale operations.

         At December 31, 1996, the Company had Mortgage Loan commitments outstanding of $83.8 million, of which 11% related to its retail loan originations, 86% related to its wholesale loan originations and 3% related to its loan originations through its Strategic Alliance Mortgage Bankers.

Application and Approval Process

         In the application and approval process associated with the Company's retail Mortgage Loan operations, a Company loan officer in a retail loan origination office obtains an initial loan application, which is processed throughout the underwriting department associated with the particular loan origination office. The Company loan officer is responsible for securing all necessary underwriting information associated with such application. The underwriting department generally completes its review within one business day after procurement of all necessary documentation. Upon approval by the underwriting department, the loan is forwarded to an attorney or title company for closing.

         The application and approval process for wholesale Mortgage Loans depends upon the specific Mortgage Bankers involved in the origination process. Loans originated through the Strategic Alliance Mortgage Bankers are initially evaluated and underwritten by the loan officers of the Strategic Alliance Mortgage Bankers, who are required to follow the Company's underwriting guidelines. After the Strategic Alliance Mortgage Bankers have gathered the necessary underwriting information and evaluated and approved the application, then the summary loan information and a funding request is forwarded to the Company and the Strategic Alliance Mortgage Banker forwards the loan package to an attorney or title company for closing. In the origination process, the Strategic Alliance Mortgage Banker makes standard representations and warranties with respect to the Mortgage Loan, as well as a representation that the Mortgage Loan meets the Company's underwriting criteria. The loan package is reviewed by the Company generally within two weeks of closing, and the Company may require the Strategic Alliance Mortgage Banker to repurchase the loan if there is a violation of the representations and warranties, or if the loan does not meet the Company's underwriting criteria. With respect to loans originated through Mortgage Bankers other than the Strategic Alliance Mortgage Bankers, the necessary underwriting information is gathered by both the Mortgage Banker and the Mortgage Loan Division's credit department. After review and evaluation, an officer in the credit department makes the final credit decision before funding.

         The Company attempts to grant approvals of loans quickly to borrowers meeting the Company's underwriting criteria. Loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending criteria. If an applicant does not meet the lending criteria, the loan officer may offer to make a smaller loan, request additional collateral, or request that the borrower obtain a co-borrower or a guarantor.

         Mortgage Loans are generally originated in amounts ranging from $10,000 to $100,000. The maximum amount is $350,000, but loans generally do not exceed $200,000. In limited instances, Mortgage Loans are made in excess of this limit, but only upon senior management approval.

         Creditworthiness is assessed through a variety of means, including calculating standard debt to income ratios, examining the applicant's credit history through standard credit reporting bureaus, verifying an applicant's employment status and income, and checking the applicant's payment history with respect to the first mortgage, if any, on the property.

         In the case of owner-occupied property, the loan amount generally may not exceed 90% of the appraised value of the property, less any balance outstanding on any existing mortgages. In non-owner-occupied properties, the loan amount generally may not exceed 75% of the appraised value of the property, less any balance outstanding on any existing mortgages. The Company also makes loans which have loan-to-value ratios greater than 90%. However, such loans are generally made only to borrowers deemed by the

Company to have a higher degree of creditworthiness (e.g., superior credit history, stable, high-income employment and low gross debt ratios), when compared to its typical borrowers. It is the Company's current policy that such loans do not exceed $350,000. Approximately 90% of the Company's Mortgage Loans are secured by owner-occupied property.

         The Company requires an independent appraisal on all loans. The Company generally requires title insurance for all real estate loans. The Company generally requires real estate improvements to be fully insured as to fire and other commonly insured-against risks and regularly monitors its loans to ensure that insurance is maintained for the period of the loan.

         In connection with Mortgage Loans, the Company collects nonrefundable underwriting fees, late charges and various other fees, depending on state law. Other fees charged, where allowable, include those related to credit reports, lien searches, title insurance and recordings, prepayment fees and appraisal fees.

Sale of Mortgage Loans

         The Company began selling Mortgage Loans in 1994 and for the years ended December 31, 1995 and 1996, the Company sold $127.6 million and $284.8 million of Mortgage Loans, respectively. The Mortgage Loans to be sold are generally packaged in whole loan pools of approximately $20 million and offered to several potential purchasers for the purpose of obtaining bids. After obtaining bids, the pool is generally sold to the highest bidder. Historically, the Mortgage Loans have been sold servicing released and on a non-recourse basis, with customary representation and warranties. The sale of these loans to the secondary market as well as the product development and compliance with underwriting standards is managed by the centralized secondary marketing department in Greenville, SC.

         In connection with the sale of Mortgage Loans, the Mortgage Loan Division receives cash premiums generally ranging from 4% to 8% of the principal amount of the Mortgage Loan being sold, depending on prevailing interest rates and the term of the loan. During 1995 and 1996, the weighted average premiums on the Mortgage Loans sold were 7.04% and 5.86%, respectively. For the years ended December 31, 1995 and 1996, cash gains recognized by the Company in connection with the sale of Mortgage Loans were $6.0 million and $18.3 million, respectively. The amount for 1996 includes $7,337,000 in termination fees relating to the termination of two of the Company's Strategic Alliance Mortgage Bankers. The termination fees represent a recoupment of previously shared premiums with those partners. Purchasers of Mortgage Loan pools are typically large financial institutions, many of which purchase the Mortgage Loans for inclusion in larger pools of loans, which, in turn, are sold to institutional investors. The Company plans to begin securitizing the majority of its Mortgage Loans in 1997, although no assurances exist that the Company can accomplish this plan.

Mortgage Loan Servicing

         The Company services the Mortgage Loans that are not sold, but historically has not retained the servicing on Mortgage Loans sold. However, in the future, the Company may retain servicing on Mortgage Loans sold and securitized. Servicing includes collecting payments from borrowers, accounting for principal and interest, contacting delinquent borrowers, ensuring that insurance is in place, monitoring payment of real estate property taxes, and supervising foreclosures and bankruptcies in the event of unremedied defaults. The Company has increased its servicing capabilities and staffing significantly during 1996 in anticipation of increased origination growth. A centralized quality control department reviews each Mortgage Loan subsequent to funding to maintain consistency and compliance with documentation and legal standards.

Delinquencies and Collections

         Collection efforts generally begin when an account is over five days past due. At that time, the Company attempts to contact the borrower to determine the reason for the delinquency and obtain the payment from the borrower. If the status of the account continues to deteriorate, the Company undertakes an analysis to determine the appropriate action. In limited circumstances, when a borrower is experiencing difficulty in making timely payments, the Company may temporarily adjust the borrower's payment schedule without changing the loan's delinquency status. Payment extensions or rollovers are only permitted in limited instances with the approval of departmental management. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments.

         When a loan is 90 days past due in accordance with its original terms, it is placed on non-accrual status and foreclosure proceedings are generally initiated. The amount of other real estate owned which was acquired through foreclosure relating to the Mortgage Loan Division was $3.1 million and $3.0 million at December 31, 1995 and 1996, respectively. The value is determined based upon the lower of carrying value or appraised value less estimated costs to sell.

         The following table illustrates the Company's delinquency and charge-off experience with respect to Mortgage Loans:

                   MORTGAGE LOAN DELINQUENCIES AND CHARGE-OFFS
                             (DOLLARS IN THOUSANDS)

                                                                     AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                  1993         1994         1995         1996
                                                                --------     --------     --------     --------
Serviced Mortgage Loan delinquencies:
         30-59 days past due                                        8.09%        7.96%        7.75%        3.04%
         60-89 days past due                                        2.05         2.87         1.80         1.05
         Over 90 days past due                                     13.40         6.83         4.93         3.17

Serviced Mortgage Loans Charged-off,
         net, as a % of average serviced
         Mortgage Loans:                                            1.05         2.96         1.04          .81

Serviced Mortgage Loans charged-off, net                        $    446     $  1,518     $    771     $    792

Serviced Mortgage Loans                                           42,335       60,151       88,165      146,231

Average Serviced Mortgage Loans                                   42,397       51,243       74,158       97,281

Outstanding Mortgage Loans (Balance Sheet)                        42,335       60,151       88,165      146,231


SMALL BUSINESS LOAN DIVISION

Overview

         The Company formed EBC in December 1991 for the purpose of acquiring substantially all of the assets, including a license to originate loans partially guaranteed by the SBA, of an inactive SBA lender. EBC is one of approximately 12 non-bank entities in the United States possessing and actively using a license to make SBA Loans. Substantially all of the Company's SBA Loans are made under Section 7(a)

("Section 7(a) Loans") of the Small Business Act of 1953, as amended (the "Small Business Act"). However, the Company, through a subsidiary, began originating loans in 1995 pursuant to Section 504 ("Section 504 Loans") of the Small Business Act (the "Section 504 Loan Program").

         During 1994, 1995, 1996, the Company originated $43.1 million, $39.6 million and $68.2 million, respectively, in Small Business Loans, of which 100%, 92%, and 82%, respectively, were Section 7(a) Loans. Based on a recent trade association report, management believes that during the SBA's fiscal year ended September 30, 1996, the Company was the seventh largest SBA lender in the nation based on principal amount of Section 7(a) Loans approved by the SBA.

         During 1996, the Company originated no new Section 504 Loans, but continued to fund $2.1 million of Section 504 Loans closed in 1995. The Company expects to continue to focus its SBA lending efforts on Section 7(a) Loans, although future regulatory changes could alter such decision.

         The Small Business Loan Division operates through a total of eight offices. The Company's SBA operations are divided into four regions: (1) the Southeastern Region, which is headquartered in Greenville, SC; (2) the Gulf Coast Region, which is headquartered in Panama City, FL; (3) the Rocky Mountain Region, which is headquartered in Denver, CO; and (4) the Southwestern Region, which is headquartered in Dallas, TX.

         The Small Business Loan Division also originates asset-based loans to small- to medium-sized businesses in the Southeastern United States ("Asset-based Small Business Loans"). These Asset-based Small Business Loans are structured as revolving credit lines for working capital purposes and are generally secured by a first lien on accounts receivable, inventory and equipment. This asset-based lending operation was begun by the Company in April 1996 in Atlanta, GA, and it currently originates loans through offices in Atlanta, GA, Denver, CO, and New Orleans, LA. In 1996, loans originated (based on note amount of loans closed) by this asset-based lending operation totaled approximately $12.6 million.

         The Small Business Loan Division also serves as investment manager for a venture capital fund, Palmetto Seed Capital Fund Limited Partnership ("Palmetto"), and a mezzanine level fund, Reedy River Ventures, L.P. ("RRV") (the "Managed Funds"). Palmetto provides venture capital to start-up and early stage companies headquartered within the state of South Carolina. RRV, a licensed Small Business Investment Company under the Small Business Investment Act of 1958, provides loans to later stage companies accompanied by warrants to buy equity in the borrower at nominal prices. The Company has no capital invested in Palmetto, and has a $1 million investment in RRV. The Company receives fees for managing the two funds.

Small Business Loan Customers

         The Company's Small Business Loan customers are commercial businesses which are generally considered to be non-prime borrowers insofar as they generally do not have access to traditional bank financing. Such financing may be unavailable because of a variety of factors, including inadequate collateral, insufficient debt coverage, lack of management experience or an unfavorable credit history.

         The Company's SBA Loans are made only to potential borrowers who meet defined criteria of the SBA as to the definition of a "small business." These criteria differ based upon the industry in which the potential borrower operates. The portion of the loan guaranteed by the SBA, the term of the loan and the range of interest rates charged are also defined by the SBA. The Company underwrites SBA loans using these SBA criteria, as well as by assessing the available collateral, personal guarantees, and earnings and cash flow of the small business and other factors on a case by case basis.

SBA Loan Program Participation

         Section 7(a) Loan Program. Section 7(a) Loans are term loans made to commercial businesses which qualify under SBA regulations as "small businesses." These loans are primarily for the acquisition or refinancing of property, plant and equipment, working capital or debt consolidation.

         The SBA administers three levels of lender participation in its Section 7(a) Loan program. Under the first level of lender participation, known as the Guaranteed Participant Program, the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guaranty, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan applications. Under the second level of lender participation, known as the Certified Lender Program, the lender (the "Certified Lender") gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which review is generally completed within three working days. The SBA requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization is granted by the SBA on a district-by-district basis. Under the third level of lender participation, known as the Preferred Lender Program, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. However, the lender (the "Preferred Lender") is required to secure confirmation from the SBA that the loan and applicant is eligible. Such confirmation generally takes less than 24 hours. The standards established for participants in the Preferred Lender Program, the SBA's highest designation, are more stringent than those for participants in the Certified Lender Program and involve meeting additional portfolio quality and volume requirements.

         The Company has been designated a Preferred Lender by the SBA in 42 of the 65 SBA districts. These districts are all of the SBA districts in which the Company is deemed to be an "active" lender by the SBA. Virtually all of the Company's SBA Loans are made in these districts. The SBA may suspend or revoke Preferred Lender status for reasons such as loan performance unacceptable to the SBA, failure to make the required number of loans under the expedited procedures, or violations of applicable statutes, regulations or published SBA policies and procedures. The SBA performs periodic audits of its non-bank licensed lenders to ensure compliance with its policies and procedures.

         Section 504 Program. The Section 504 Program differs from the Section 7(a) Loan program in both structure and size of loans. Section 504 loans generally range in principal amount from $1.0 million to $2.5 million and are made in connection with a state chartered Certified Development Corporation ("CDC"). Section 504 Loans are generally commercial development-related loans. Upon complete funding of the loan, a significant portion of the total loan (generally approximately 55%) is repaid by the CDC as the second lien holder. This repayment is funded by the SBA through the purchase of a fixed rate debenture issued by the CDC. This purchased portion of the loan is subordinated to the first mortgage loan held by the Company. Consequently, the Company has a loan which has a very favorable loan-to-value ratio. The approval process for
Section 504 Loans is similar to the first level of lender participation with respect to the Section 7(a) Loan program except that the CDC presents the loan to the SBA (after it has been approved by the Company and the CDC). Upon presentation, the SBA completes its independent analysis of the loan and makes its credit decision. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications.

SBA Guarantees

         Under the Preferred Lender Program, the SBA guarantees up to 80% on loans of $100,000 or less, and up to 75% on loans in excess of $100,000. However, the SBA's maximum guaranty per borrower under most SBA Loans is $750,000.

         In the event of a default by a borrower on an SBA Loan, if the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with the SBA policies and procedures in connection with the origination, servicing, documentation or funding of the loan, the SBA may seek recovery of funds from the Company. With respect to SBA Loan Participations which have been sold, the SBA first will honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to such failure to comply with SBA policies and procedures. To date, the SBA has notified the Company as to the potential for partial impairment of guarantee on two of its loans. The Company believes it is adequately reserved in relation to these potential impairments.

Small Business Loan Origination

         In the past five years, the Company's SBA Loan origination offices have made loans in 26 states and the District of Columbia. The Company's SBA Loans generally range in size from $100,000 to $1.5 million. Average loan size for originations during 1996 was $679,000. The SBA Loans generally have a variable rate of interest which is limited to a maximum of 2.75% over the lowest prime lending rate published in The Wall Street Journal adjusted on the first day of each calendar quarter. The Company's Asset-based Small Business Loans have variable rates of interest which range generally from 2.0% to 3.0% above the prime lending rate. However, these Asset-based Small Business Loans also provide for servicing and other processing fees, which cause the effective rate associated with such loans to be approximately 26% for the loans originated to date.

         Although the Company originates Small Business Loans through direct contact between its loan officers and potential borrowers, a substantial portion of the Company's Small Business Loans are generated by loan referral sources, such as commercial loan brokers who generally are paid referral fees. The Company does not have any contractual agreements with any of these brokers obligating them to refer loans to the Company. In 1996, the Company originated Small Business Loans in connection with approximately 45 commercial loan brokers, and no referral source accounted for more than 16% of the Company's Small Business Loans. The Company attempts to maintain strong relationships with commercial realtors, commercial loan brokers, commercial banks, attorneys, accountants and other potential loan referral sources.

         The majority of the Company's SBA Loan originations have been for the acquisition or refinance of real property, plant and equipment, working capital or debt consolidation. A number of SBA Loans were made to business franchises in connection with the acquisition of national franchises. These loans are generally secured by all assets of the borrower, including any real property. The Asset-based Small Business Loans are generally secured by a first lien on accounts receivable, inventory and equipment. In connection with the SBA Loans, the Company obtains the personal guarantee of the primary principals involved in the business, which is often secured by real property.

         All SBA Loans originated by the Company are evidenced by variable rate notes which adjust quarterly, require payment monthly and are scheduled to amortize fully over their stated term. SBA Loans originated by the Company have terms ranging from seven to 25 years depending upon the use of proceeds, with an original weighted average term of approximately 18 years. Generally, loans are made up to a seven year term for working capital, 10 year term for equipment and 25 year term for real estate.

         Applicants for SBA Loans are generally required to provide historical financial statements for three years and/or projected statements of operations for two years. They are also generally required to provide proof of equity, personal guarantees and assignments of affiliated leases and life insurance. Credit reports are generally obtained from independent credit reporting agencies for all applicants. These reports are reviewed by the SBA lending operation's credit officers. Independent appraisals are generally required on real estate pledged as collateral.

         Asset-based Small Business Loans are evidenced by variable-rate, revolving credit notes, which are payable upon demand. However, the Company generally commits to make the credit facility available for a period of one to two years, provided that certain covenants and conditions are met. Applicants for Asset-based Small Business Loans are generally required to provide cash flow projections, and inventory and accounts receivable aging and turn-over information. Such aging and turnover information is provided to the Company on a daily basis.

         All loans made by the Small Business Loan Division generally must be approved by a designated regional officer and one other loan officer. All SBA Loans in excess of the assigned regional authority and all of the loans in excess of $1.0 million must be approved by the President and Executive Vice President of the SBA lending operation. After approval of such officers, the loan application is produced and forwarded to the appropriate SBA office. If an SBA Loan is being made in a district where the Small Business Loan Division is certified as a Preferred Lender, no prior credit approval of the SBA is required before the loan transaction can be consummated. However, if the SBA Loan is being made in a district where the Small Business Loan Division is not certified as a Preferred Lender, the loan cannot be made until the SBA office approves the loan, issues an authorization letter and assigns a loan number.

         At December 31, 1996, the Company had Small Business Loan commitments outstanding of $45.7 million, of which 73% related to Section 7(a) SBA Loans, 14% related to Section 504 SBA Loans, and 13% related to Asset-based Small Business Loans.

Multiple Disbursements of Small Business Loans

         The Company funds certain of its SBA Loans on a multiple disbursement basis. In particular, when part of the use of proceeds of a loan is for the construction or improvement of real property, the loan may require multiple disbursements over a lengthy period of time. At December 31, 1996, the Company had $16.7 million of outstanding SBA Loans in various stages of multiple disbursements, of which $8.3 million had been disbursed. The length of time necessary to complete the disbursement process for multiple disbursement loans is generally six to twelve months.

         The Asset-based Small Business Loans are revolving notes. Advances and repayments are made daily based on the borrower's available cash position and borrowing base of available collateral. At December 31, 1996, the Company had asset-based notes receivable totaling $11.8 million, of which $6.8 million were outstanding.

SBA Loan Sales

         The Company sells participations representing the SBA-guaranteed portion of its SBA Loans. Upon final disbursement of the proceeds of each SBA Loan, the Company obtains bids in the secondary market for the SBA Loan Participation associated with that SBA Loan. The SBA Loan Participation is generally sold to the highest bidder. The Company retains the unguaranteed portion of the loan and the servicing rights to the entire loan. The Small Business Loan Division sells the SBA Loan Participations generally to financial institutions or other institutional investors. Purchasers of the SBA Loan Participations share ratably with the Small Business Loan Division (holding the unguaranteed portion) with respect to all principal collected from the borrowers with respect to the SBA Loans. SBA lenders are required to pay a fee of 50 basis points per annum to the SBA on the outstanding balance of the guaranteed portion of all loans.

         During the years ended December 31, 1994, 1995 and 1996, Small Business Loans sold (excluding securitized loans) totaled $31.2 million, $25.4 million and $33.1 million, respectively.

         In connection with the sale of SBA Loan Participations, the Small Business Loan Division receives, in addition to excess servicing revenue, cash premiums typically of approximately 10% of the guaranteed portion being sold. During 1994, 1995, and 1996, the weighted average premiums on the SBA Loan Participations sold, together with the additional servicing revenue, aggregated 11.79%, 13.75% and 14.17%, respectively, of the SBA Loan Participations sold. For the years ended December 31, 1994, 1995 and 1996 gains recognized by the Company in connection with the sale of SBA Loan Participations were $4.0 million, $3.9 million and $5.5 million, respectively.

         In June 1995 and November 1996, the Company securitized $17,063,000 and $17,500,000 respectively, of the unguaranteed portions of its SBA Loans. The securitizations were effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificates were purchased by investors, while the Company retained the Class B certificates. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the unguaranteed portion of the SBA Loans held by the Trust. The Class B Certificates issued in June 1995 and November 1996 represent 10% and 9%, respectively, of the principal amount of the SBA Loans transferred in the securitization and are subordinate in payment and all other respects to the Class A Certificates. Accordingly, in the event that payments received by the Trust are not sufficient to pay certain expenses of the Trust and the required principal and interest payments due on the Class A Certificates, the Company, as holder of the Class B Certificates, would not be entitled to receive principal or interest payments due thereon. The securitization transaction completed in November 1996 included a pre-funding account of $4,649,000, for which additional loans could be placed into the Trust prior to January 31, 1997. On January 23, 1997, loans totaling $4,626,000 were placed into the Trust, for which the Company received proceeds of $4,210,000 and a retained interest in Class B certificates of $416,000.

         The Company serves as master servicer for the Trust and, accordingly, forwards payments received on account of the SBA Loans held by the Trust to the trustee, which in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. The transfer of the SBA Loans to the Trust constitutes a sale of the underlying SBA Loans. However, the Company has the obligation to repurchase the SBA Loans from the Trust in the event that certain representations made with respect to the transferred SBA Loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A certificates issued in June 1995 and November 1996 received a rating of Aaa and Aa2, respectively, from Moody's Investors Service, Inc. The Class B Certificates were not rated for either transaction. In connection with the securitizations, the SBA Loan Division received funds substantially equal to the Class A certificates' percentage of the total principal amount of the SBA Loans transferred to the Trust. The Company intends to continue to pursue securitization transactions in the future. Legislation is currently pending which will allow Banks to securitize SBA Loans and may require a minimum level of retained interest to be held by SBA Lenders.

Loan Servicing

         The Company services substantially all the Small Business Loans it originates. Servicing includes collecting payments from borrowers and remitting payments with respect to the SBA Loan

Participations to Colson Services, remitting payments to the trustee for securitized SBA loans, preparing servicers certificates and remittance reports, accounting for principal and interest, contacting delinquent borrowers and supervising foreclosures.

Delinquency and Collection

         When a Small Business Loan becomes delinquent, the Company contacts the borrower to determine the circumstances of the delinquency and attempts to maintain close contact with the borrower until the loan is brought current or is liquidated. Depending on the circumstances, the Company may grant a deferral of payments, typically up to 90 days, to assist the borrower if the Company believes it will benefit the long-term viability of the borrower. When an SBA Loan becomes 60 days past due, the Company is required to notify the SBA of such delinquency. Generally, after a loan becomes 90 days delinquent, the Company places the loan on non-accrual status, delivers a default notice and begins the legal process of foreclosure and liquidation, upon notification to and approval by the SBA. Any loss after foreclosure and liquidation is allocated pro rata between the guaranteed and the unguaranteed portions of the SBA Loan.

         The asset-based lending operation monitors its borrowers daily for availability under the lines of credit. Loans are placed on a watch list if the borrower is experiencing tight cash flow and poor profitability. Loans are placed on non-accrual status if collection of the interest is deemed to be doubtful. In the event of a default, the Company makes an assessment of the borrower's financial condition and nature of the default to determine further action. If repayment of the loan is considered doubtful, a demand letter is sent and the Company begins the process to take control of the collateral.

         None of the other real estate owned at December 31, 1995 and 1996, which was acquired through foreclosure, related to the Small Business Loan Division. The value is determined based on the lower of carrying value or appraised value less estimated cost to sell.

         The following table illustrates the Company's delinquency and charge-off experience with respect to Small Business Loans:

                SMALL BUSINESS LOAN DELINQUENCIES AND CHARGE-OFFS
                             (DOLLARS IN THOUSANDS)

                                                                    AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                  1993         1994         1995         1996
                                                                --------     --------     --------     --------
Serviced Unguaranteed Small Business
    Loan delinquencies:
         30-59 days past due                                        1.10%        1.17%        2.97%        3.37%
         60-89 days past due                                          --           --         4.47          .89
         Over 90 days past due                                       .09           --         2.53         3.67

Serviced Unguaranteed Small Business
    Loans charged off, net, as a % of
    average Serviced Small Business Loans                            .05          .21         1.43         2.71
Serviced Unguaranteed Small Business
    Loans charged off, net                                      $      4     $     31     $    311     $    932
Serviced Unguaranteed Small Business Loans                        11,238       18,771       24,867       44,017
Average Serviced Unguaranteed Small
    Business Loans                                                 7,635       15,004       21,819       34,442

Total Serviced Small Business Loans                               58,552       88,809      108,696      140,809

Outstanding Small Business Loans (Balance Sheet)                  17,933       26,764       20,620       29,386

AUTO LOAN DIVISION

Overview

         The Company's Auto Loan Division originates loans directly to non-prime borrowers for the purchase of pre-owned automobiles. Substantially all of the Auto Loans are made directly by the Company through referrals from dealers located in South Carolina. Less than 25% of the Auto Loans originated in 1996 were "indirect" loans purchased from dealers, all of which were located in South Carolina. Of the dealers which referred loans to the Company in 1996, the Company estimates approximately half of such dealers were franchised dealers and approximately half were independent dealers.

         The non-prime consumer automobile market is comprised of borrowers who generally do not have access to other conventional sources of automobile credit because they do not meet the credit standards imposed by other lenders. As a result of its borrowers' credit status, the Company charges relatively high rates of interest to such consumers, which in 1996 ranged from 18% to 46% (with a weighted average rate of 27.3%). By contrast, banks, thrift institutions, and financing subsidiaries of manufacturers and retailers generally impose more stringent, objective credit requirements and generally charge lower interest rates based on the prevailing interest rate environments at the time of origination. The Company began originating Auto Loans with its acquisition of 80% of the common stock of Loan Pro$ in 1991. At the time of acquisition, Loan Pro$ had $1.8 million in loans outstanding and operated through one location. The Company also acquired Premier in 1991. At the time of acquisition, Premier had approximately $3 million in loans, which were principally personal property loans, and operated through three locations. During 1993, the Company decided to terminate Premier's unsecured personal property loan operation and focus its lending efforts on secured automobile lending. The Company currently operates its Auto Loan Division through eight locations, and at December 31, 1996, had a total of $22.0 million of serviced Auto Loans outstanding, substantially all of which were made in connection with the purchase of automobiles. During 1994, 1995 and 1996, the Auto Loan originations totaled $7.5 million, $17.1 million and $18.3 million, respectively.

         The Company does not utilize a category rating system with respect to its Auto Loans. Rather, such loans are underwritten independently based on criteria such as the age and wholesale value of the automobile, the borrower's past credit history and the availability of cosigners and/or guarantors for the loan. The interest rates charged on Auto Loans are determined by the loan officer after reviewing the potential borrower's credit history.

Direct Auto Loans and Related Products

         The majority of the Company's Auto Loans are made directly by the Company to consumers in connection with purchases of preowned automobiles. This is in contrast to "indirect lending," where lenders purchase loans from dealers that have already been originated by such dealers.

         The Auto Loans are generally fixed rate loans, with interest rates ranging from 18% to 46% per annum, depending on the model year of the automobile being financed and the creditworthiness of the borrower. At December 31, 1996, the Auto Loans had a weighted average interest rate of 27.3%. The amount financed on Auto Loans generally ranges from $3,000 to $10,000 (with an average initial principal balance in 1996 of approximately $5,000), and the repayment terms generally range from 24 to 48 months, depending upon the amount financed. The maximum interest rate which may be charged by the Company is regulated by state law. The age of the vehicles financed generally ranges from four to six years. The Company's underwriting guidelines generally provide that the amount of the Auto Loan may not exceed 110% of National Auto Dealers Association ("NADA") wholesale value of the vehicle being financed.

         In connection with its Auto Loans, the Company offers credit life and accident and health insurance products for which it receives commissions. These insurance products are sold by branch managers who are licensed representatives of an unaffiliated insurance company. During 1996, insurance was sold in connection with approximately 50% of the total number of Auto Loans originated. During 1996, the Company recognized $217,000 in commissions in connection with the sale of insurance products.

Relationships with Dealers

         Substantially all of the Company's Auto Loans are originated by referrals from dealers located in or around the localities served by the Company. In a typical situation, the dealer will bring a customer who wishes to purchase an automobile, along with the automobile, to an Auto Loan Division branch location. In dealing with the Company, dealers become familiar with the Company's lending policies and procedures and develop the ability to screen potential applicants for credit who are unlikely to be approved by the Company. The Company attempts to establish and maintain its relationships with dealers by making prompt credit determinations and by offering quality, consistent and dependable service. During 1996, the Company originated Auto Loans in connection with approximately 200 dealers. In 1996, no single dealer accounted for a material portion of the Company's Auto Loans. The Company has no formal agreements with any dealers under its direct lending program.

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

         The Company considers refinancing of its existing loans on a case-by-case basis. The Company generally does not refinance delinquent loans unless its determines that refinancing is not likely to increase the credit risk.

Indirect Lending Operations

         In 1995, the Company began an indirect automobile lending program. Under this program, certain approved dealerships are provided underwriting criteria and guidelines by the Company. The dealerships close and fund the loans to the borrowers. The manager of the Company's local office is then given an opportunity to purchase the loan from the dealer based on the office manger's credit decision and verification procedures. Loans are purchased from the dealer at a discount from the principal amount of the loan. This discount, which is not refundable to the dealer, averaged 7% in 1996. Less than 25% of the Auto Loans originated in 1996 were generated under this indirect lending program.

Auto Loan Sales

         In March 1996, the Company securitized $16,107,000 of its Auto Loans. The securitization was effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificates were purchased by investors, while the Company retained the Class B certificates. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the Auto Loans held by the Trust. The Class B Certificates represent 10% of the principal amount of the Auto Loans transferred in the securitization and are subordinate in payment and all other respects to the Class A Certificates. Accordingly, in the event that payments received by the Trust are not sufficient to pay certain expenses of the Trust and the required principal and interest payments due on the Class A Certificates, the Company, as holder of the Class B Certificates, would not be entitled to receive principal or interest payments due thereon.

         The Company serves as master servicer for the Trust and, accordingly, forwards payments received on account of the Auto Loans held by the Trust to the trustee, which in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfer of the Auto Loans to the Trust constitutes a sale of the underlying Auto Loans, no liability is created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase the Auto Loans from the Trust in the event that certain representations made with respect to the transferred Auto Loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A certificates received a rating of Aaa and AAA from Moody's Investors Service, Inc. and Standard and Poor's, respectively. The Class B certificates were not rated. In connection with the securitizations, the Auto Loan Division received funds substantially equal to the Class A certificates' percentage of the total principal amount of the Auto Loans transferred to the Trust. The Company has no plans for another securitization of its Auto Loans at this time.

Servicing, Collection and Delinquencies

         The Company's borrowers are expected to remit their monthly payments using the payment coupon book provided to them at the time the credit is extended. Consequently, the Company does not issue monthly statements to borrowers. If a payment is not received within five days after its due date, the Company telephones the borrower, and attempts to maintain weekly contact thereafter until the loan is brought current. If a payment is not received within 11 days after its due date, the borrower is sent a right to cure letter. In certain instances, the automobile is picked up and stored by the Company after the right to cure letter has been received and the cure period has expired. After 30 days, the branch manager contacts the borrower. After 45-60 days, at the discretion of the branch manager, the Company generally repossesses the automobile. In certain instances, borrowers are permitted to recover their repossessed vehicles if they cure defaults under their loan.

         Repossessed automobiles are usually offered for sale by the Company through independent dealers. If such efforts are unsuccessful, the automobiles are sold at public auction. The time between repossession and public sale generally ranges from one to six months. The amount of repossessed automobiles held by the Company at December 31, 1995 and 1996 was $675,000 and $1,761,000, respectively. The value is determined based on the lower of carrying value or the NADA wholesale value.

         The following table illustrates the Company's delinquency and charge-off experience with respect to Auto Loans:

                     AUTO LOAN DELINQUENCIES AND CHARGE-OFFS
                             (DOLLARS IN THOUSANDS)

                                                                     AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------

                                                                  1993         1994         1995         1996
                                                                --------     --------     --------     --------
Serviced Auto Loan delinquencies:
       30-59 days past due                                          2.80%        2.29%        9.39%       11.30%
       60-89 days past due                                          1.02          .79         2.68         3.90
       Over 90 days past due                                        5.69          .64          .77         1.90

Serviced Auto Loans charged off, net, as a % of
       average serviced Auto Loans                                  5.03         2.53         3.68         9.65
Serviced Auto Loans charged off, net                            $    260     $    183     $    481     $  2,053
Serviced Auto Loans                                                6,011        8,483       17,673       22,033
Average serviced Auto Loans                                        5,179        7,247       13,078       21,277
        Outstanding Auto Loans (Balance Sheet)                     6,011        8,483       17,673       13,915

LOANS RECEIVABLE/LOAN SALES

         The Company's loans receivable held for investment at December 31, 1994, 1995, and 1996 totaled $91.7 million, $103.9 million and $89.5 million, respectively. Consistent with the Company's "high velocity" capital strategy, the Company has sold a substantial majority of the loans it has originated through whole Mortgage Loan sales, sales of SBA Loan participation's and through the securitization of approximately $17.1 million and $17.5 million of the unguaranteed portion of SBA Loans in June 1995 and November 1996, respectively, and $16.1 million of Auto Loans in March 1996.

Mortgage Loans

         The Company retains in its portfolio the Mortgage Loans originated in South Carolina, which are originated pursuant to the same underwriting criteria as the Company's other Mortgage Loans. The Company has historically retained these Mortgage Loans in its portfolio for several reasons. The interest income provided by these Mortgage Loans has created a positive interest margin when matched against the interest expense associated with the Debentures (which are short-term obligations constituting a low cost source of funds for the Company). Furthermore, these Mortgage Loans provide a relatively stable, recurring source of cash flow. Finally, these Mortgage Loans provide the Company with an existing source of loans which may be sold should the Company determine that they were needed to complete a pool of Mortgage Loans then being marketed for sale.

         Beginning in 1994, the Company began selling its Mortgage Loans originated outside of South Carolina. For the years ended December 31, 1995 and 1996, the Company sold $127.6 million and $284.8 million, respectively, of Mortgage Loans. The Mortgage Loans which are sold are generally packaged in pools of approximately $20 million and sold through a bidding process. Purchasers of Mortgage Loan pools are typically large financial institutions. See "Mortgage Loan Division-Sale of Mortgage Loans."

         To date, the Company has not securitized Mortgage Loans, principally because the Company was more familiar with the whole loan sale process, which was a profitable and economical means of converting such loans to cash. However, based on its experience with the securitizations of the Small Business and Auto Loans, the Company believes that securitization of Mortgage Loans is potentially more profitable than whole loan sales and expects to pursue Mortgage Loan securitizations beginning in 1997.

Small Business Loans and Auto Loans

         The Company sells all of its SBA Loan Participations in the secondary market, and in connection with such sales, has received cash premiums, in addition to servicing revenue, of approximately 10%. For the years ended December 31, 1994, 1995 and 1996, SBA Loan Participations sold totaled $31.2 million, $25.4 million, and $33.1 million, respectively. Prior to June 1995, the Company retained the unguaranteed portion of its SBA Loans in its loan portfolio, principally because these loans were profitable investments and because there was not a ready market into which these loans could be sold. However, in June 1995 and in November 1996, the Company completed the securitization of approximately $17.1 and $17.5 million of the unguaranteed portion of SBA Loans. The Company expects to continue to pursue additional securitizations of its Small Business Loans in the future.

         Historically, the Company has also retained in its loan portfolio all of its Auto Loans, principally because these loans were profitable investments and because there was not a ready market into which these loans could be sold. However, in March 1996, the Company completed the securitization of approximately $16.1 million of Auto Loans. The Company may securitize additional Auto Loans in the future if loan volume and market conditions are deemed favorable, but currently has no plans to do so.

         The Company did not securitize Small Business or Auto Loans prior to 1995, principally because it did not have the critical volume of Small Business Loans or Auto Loans necessary to comprise a profitable securitization.

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

         The Company faces significant competition in connection with its Mortgage Loan operation, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. These competitors include The Money Store, Inc., Ford Consumer Finance Company, Associates First Capital Corporation, Cityscape Financial Corp., Aames Financial Corporation, Southern Pacific Funding Corporation, United Companies Financial Corporation, and ContiFinancial Corporation. Each of these companies has considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, the industry, as a whole, is highly fragmented and no one company has a large percentage of the total mortgage loan market. The Company attempts to maintain its competitiveness by establishing strong relationships with Mortgage Bankers and establishment of retail operations through direct mail marketing efforts. Although the Company believes that it has been successful in this regard, in the event that the Company's competitors are able to weaken the relationships between the Company and its Mortgage Bankers, including the Strategic Alliance Mortgage Bankers, the Company's operations would be materially and adversely affected.

         The Company faces significant competition in all markets in which it makes Small Business Loans. The Company's major competitors vary from region to region. However, its primary competitors are small independent banks and large companies such as The Money Store, AT&T Capital Corporation and Heller First Capital. Because SBA Loan interest rates and terms offered by lenders are relatively uniform, the Company believes that the principal source of competition in making SBA Loans relates to the quality of service provided by the lender and the relationships established with the borrower. In addition, the Company believes that it is important to maintain good relations with the commercial loan referral sources, who are a significant source of SBA Loan originations.

         The consumer finance business, and the Auto Loan business in particular, is highly competitive. Because the Company's Auto Loan business is limited to a particular area of the consumer finance industry and because the Company's customer base consists of individuals who generally do not have access to other traditional sources of consumer credit, the Company usually does not compete directly with banks, savings and loan associations, financing subsidiaries of manufacturers and retailers of automobiles, and other traditional consumer financing sources with respect to Auto Loans. However, in each market where the Company operates, there are generally a number of other non-prime lenders that compete for the Auto Loans, including local finance companies. Certain of these non-prime lenders are larger and have greater resources than the Company. These companies include First Merchants Acceptance Corporation and Regional Acceptance Corporation. Furthermore, the Company believes that conventional lenders are increasingly seeking to operate in the non-prime consumer market. Such additional competition could have a material adverse effect on the Company and its ability to attract customers. The Company believes that the principal basis for competition in the Auto Loan business are the monthly payment amount, the speed of the credit determination process and the general level of service provided to the Dealers. Accordingly, the Company believes that it is important that it maintain good relationships with its associated Dealers.

REGULATION

General

         The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended (the "SIB"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act (the "RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g. usury laws).

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

         In the opinion of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

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

Mortgage Loans

         Mortgage lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Many states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates being charged by the Company. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

         The Company's Mortgage Loan origination activities are subject to TILA. TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

         The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name and address of the reporting agency. Under RESPA, disclosures to certain borrowers are required to be made within prescribed time frames. Good faith estimates of applicable closing costs are also required. The Company believes that it is in substantial compliance in all material respects with ECOA.

Small Business Loans

         The SBA Loans made by the Small Business Loan Division are governed by federal statutes (the Small Business Act and SBA regulations) and may be subject to regulation by certain states. These federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

         The Company is also required to comply with certain portions of ECOA which are applicable to commercial loans, including SBA Loans. The Company must comply with ECOA's prohibition against discrimination on the basis of race, color, sex, age or marital status and with the portion of Regulation B under the ECOA that requires lenders to advise loan applicants of the reasons their credit request was declined or subject to other adverse action. The Company believes it is in substantial compliance in all material respects with ECOA.

         The SBA is proposing to modify its rules regarding the financing and securitization of the unguaranteed portion of loans guaranteed under Section 7(a) of the Small Business Act. Present regulations provide these options only to non-depository lenders. These proposed rules would permit both depository and non-depository lenders to pledge or securitize the unguaranteed portions of SBA Loans. Under the proposal, participating lenders which undertake securitizations would be required to retain the equivalent of at least 5% interest in each loan. The proposed rules would also increase the amount of required minimum equity for Small Business Lending Companies by 8% of the retained tranche, unless the lender puts up a 5% cash reserve. The proposed regulations will reduce the economic benefits of securitization to the Company, and could also impact liquidity of the Company and availability of funding. However, management believes that securitization of its SBA Loans will still be economical, and that it will have sufficient availability of funding. However, many uncertainties could impact the outcome of this forward-looking statement, and no assurance can be made that actual results will not differ materially.

         The Company's Asset-based Small Business Loans are generally not regulated except to the extent set forth above in "Regulation-General."

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

         The SC Code and the regulations thereunder generally do not limit the finance charges that may be contracted for with respect to loans having a cash advance exceeding $600, but require supervised lenders to file schedules showing maximum finance charges for each category and amount of supervised loans. Such schedules must express finance charges in terms of annual percentage rates determined in accordance with TILA, and must be conspicuously posted in each location where loans are originated in the format and with certain notices set forth in regulations promulgated under the SC Code. The SC Code and regulations thereunder also, among other things, limit or regulate closing costs, insurance premiums, delinquency, deferral, refinancing, consolidation and conversion fees and other additional charges which may by assessed in connection with consumer loans, prescribe certain disclosures and notices to borrowers and cosigners, prescribe maximum repayment terms for loans of $1,000 or less, define and limit creditors' remedies on default, and prescribe certain record-keeping and reporting procedures and requirements, and regulate other aspects of consumer finance transactions, including permitted collateral, application of payments, limits on scheduled balloon payments, rebates on repayments, certain terms, disclosures and formalities in the loan contract, and other matters.

         The SC Code contains provisions similar to the foregoing which are applicable to consumer credit sale transactions in which a consumer's purchase of goods or services is financed by the seller or by the seller's assignment of the retail installment sale contract to another lender. These provisions are applicable to the Company's indirect financing of automobile purchases. The SC Code provides that the seller effecting the credit sales, and does not impose on the assignee any obligation of the seller with respect to events occurring before the assignment. However, upon the assignment, the Company is subject to the provisions governing credit sales. The Company believes that it and the dealers from which it accepts assignment of consumer loans are in substantial compliance with the provisions of the SC Code governing credit sales.

         The Company's Auto Loan business is also subject to extensive federal regulations in connection with its consumer loans, including TILA, ECOA and FCRA and the regulations thereunder, and certain rules of the Federal Trade Commission. These laws and regulations are referenced above under " - Regulation
- Mortgage Loans." The Company's Auto Loan business is also subject to the rules of the Federal Trade Commission, which limit the types of property a creditor may accept as collateral to secure a consumer loan and provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subsequent holder. The Company believes that it is in substantial compliance in all material respects with TILA, ECOA, FCRA and the Federal Trade Commission rules.

EMPLOYEES

         At December 31, 1996, the Company employed a total of 477 full-time equivalent employees. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

         The Company's headquarters are located at 15 South Main Street, Suite 750, Greenville, South Carolina and are leased. The Company owns three locations and leases 23 locations. None of the leases or properties owned is believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes. The Company would expect to lease or purchase any properties necessary for any expansion.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         Information about the market for the Company's Common Stock and related security holder matters on page 46 of the Company's Annual Report to the Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data included on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 18 in the Company's Annual Report to the Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to consolidated financial statements of the Company and its subsidiaries included on pages 21 through 45 in the Company's Annual Report to the Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 26, 1996, the Company decided to dismiss Elliott Davis & Company, L.L.P. ("ED&C") and to engage KPMG Peat Marwick LLP ("KPMG") as the Company's independent auditors for the 1996 fiscal year. ED&C has served as the Company's principal accountants since 1993. The change in auditors resulted from the Company's decision that it was in the Company's best interest to utilize a national accounting firm, with its attendant size, experience, and expertise.

         In connection with its audits for the past two fiscal years and for the interim period through August 26, 1996, there have been no disagreements between the Company and ED&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the auditors, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Moreover, ED&C reports as principal auditor of the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Audit Committee of the Board of Directors and the Board of Directors of the Company have approved this change of accounting firms.

         ED&C has furnished to the Company a letter addressed to the Commission stating that it agrees with the above statements. A copy of that letter dated September 5, 1996, is filed as Exhibit 16.1.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is included in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 1997 and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 1997 and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 12 is included in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 1997 and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the Company's Definitive Proxy Statement for the Annual Meeting of the Shareholders scheduled to be held May 27, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Listing of Exhibits

3.1-- Amended and Restated Articles of Incorporation dated September 20, 1978: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Commission File No. 2-62723 (the "1978 Registration Statement").
3.2-- Articles of Amendment as filed with the Secretary of State of South Carolina on June 5, 1984: Incorporated by reference to Item 6(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984, Commission File No. 0-8909.
3.3-- Articles of Amendment as filed with the Secretary of State of South Carolina on December 27, 1985: Incorporated by reference to Current Report on Form 8-K dated January 2, 1986, Commission File No. 0-8909.
3.4-- Articles of Amendment as filed with the Secretary of State of South Carolina on August 23, 1991: Incorporated herein by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 0-8909.
3.5-- Restated by-laws: Incorporated by reference to Exhibit 3.2 of the 1978 Registration Statement.
3.6-- Amendment to Bylaws: Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 0-8909).
3.7-- Form of Warrant: Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1985, File No. 0-8909.
3.8-- Articles of Amendment as filed with the Secretary of State of South Carolina on April 19, 1996: Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-8909.
3.9-- Articles of Amendment as filed with the Secretary of State of South Carolina on May 26, 1989: Incorporated by reference to Exhibit 4.8 of the Company's registration statement on Form S-8, Commission File No. 333-07923.
3.10-- Articles of Amendment as filed with the Secretary of State of South Carolina on June 14, 1995: Incorporated by reference to Exhibit 4.9 of the Company's registration statement on Form S-8, Commission File No. 333-07923.
4.1--    See Exhibits 3.1 through 3.7.
10.1--   Emergent Group, Inc. Stock Option Plan: Incorporated by reference to
         Exhibit 10.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.2-- 1995 Officer and Employee Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's 1995 Notice of Annual Meeting and Proxy Statement, Commission File No. 0-8909.
10.3-- 1995 Director Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement.
10.4--   1995 Restricted Stock Agreement Plan: Incorporated by reference to
         Exhibit 10.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.5-- Loan and Security Agreement dated December 19, 1995 between BankAmerica Business Credit, Inc. and The Loan Pro$, Inc., and Premier Financial Services, Inc.: Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Commission File No. 333-01.
10.6-- Loan and Security Agreement, as amended by Amendment No. 1 dated April 10, 1995 between BankAmerica Business Credit, Inc. and Premier Financial Services, Inc.: Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.7-- Loan and Security Agreement, as amended by Amendment Nos. 1, 2 and 3 dated December 29,1993 between NationsBank of Georgia and Emergent Business Capital, as amended: Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.8-- Loan and Security Agreement dated October 10, 1995 between NationsBank of Georgia and Emergent Commercial Mortgage, as amended: Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.

10.9-- Mortgage Loan Warehousing Agreement dated November 22, 1994 between First Union National Bank of North Carolina and Carolina Investors, Inc. as amended by Amendments No. 1, 2, 3, and 4: Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.10-- Mortgage Loan Warehousing Agreement dated March 6, 1996 between First Union National Bank of North Carolina and Emergent Mortgage Corp., as amended: Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Commission File No. 0-8909.
10.11-- The Pooling and Servicing Agreement dated as of June 29, 1995 between Emergent Business Capital, nc. as Seller and Servicer, and First Union National Bank of North Carolina, as Trustee: Incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated June 29, 1995, Commission File No. 0-8909.
10.12-- Certificate Purchase Agreement between the Placement Agent, as initial purchaser, and the Company: Incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated June 29, 1995, Commission File No. 0-8909.
10.13-- Loan and Security Agreement dated May 31, 1996, between NationsBank, N.A. (South) and Emergent Financial Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10.14-- Amendment No. 1 to Loan and Security agreement dated October 10, 1995, between NationsBank of Georgia, N.A. and Emergent Commercial Mortgage, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10.15-- Amendment Number 4 to Loan and Security Agreement dated December 29, 1993, between NationsBank of Georgia and Emergent Business Capital, Inc. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10.16-- Amendment No. 5 to Loan and Security Agreement dated December 29, 1993 between NationsBank of Georgia and Emergent Business Capital, Inc. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.17-- Amendment No. 2 to Loan and Security Agreement dated October 10, 1995, between NationsBank of Georgia, N.A. and Emergent Commercial Mortgage, Inc. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.18-- Amendment Nos. 5, 6, and 7 to Mortgage Loan Warehousing Agreement dated March 6, 1996 between First Union National Bank of North Carolina and Carolina Investors, Inc. Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.19-- Amendent Nos. 3 and 4 to Mortgage Loan Warehousing Agreement dated February 4, 1997, and March 5, 1997, respectively, between First Union National Bank of North Carolina and Emergent Mortgage Corp.
10.20-- Interim Warehouse and Security Agreement dated March 4, 1997, between Prudential Securities Credit Corporation and Emergent Mortgage Corp.
10.21-- Emergent Group, Inc. Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8, Commission File No. 333-20179.
11.1--   Statement re. computation of earnings per share.
13.0-- The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996. (Only those portions specifically incorporated by reference into this report shall be "filed" with the Securities and Exchange Commission).
16.1-- Letter of Elliott, Davis & Company, L.L.P. dated September 5, 1996. Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated August 26, 1996, Commission File No. 0-8909.
21.0--   Listing of subsidiaries.
23.1-- Report of Independent Auditors (Elliott, Davis & Company, L.L.P.) for each of the two years in the period ended December 31, 1995.
23.2-- Consent of KPMG Peat Marwick LLP to include report of Independent Auditors for the year ended December 31, 1996, in the: (1) Company's registration statement on Form S-8 dated July 11, 1996, for the Emergent Group, Inc. 1995 Employee and Officer Stock Option Plan, Commission File No. 333- 07923; (2) Company's registration statement on Form S-8 dated July 11, 1996, for the Emergent Group, Inc. Restricted Stock Agreement Plan, Commission File No. 333-07927; (3) Company's registration statement on Form S-8 dated July 11, 1996, for the Emergent Group, Inc. 1995 Director Stock Option Plan, Commission File No. 333-07925; and (4) Company's registration statement on Form S-8 dated February 14, 1997, for the Emergent Group, Inc. Employee Stock Purchase Plan, Commission File No. 333-20179.
27.1--   Financial Data Schedule (For SEC Use Only).


         (b)      Reports on Form 8-K filed in the fourth quarter of 1996:

                           None

CORPORATE PROFILE
================================================================================

Emergent Group, Inc. is a diversified financial services company which originates and services residential mortgage loans, small business loans, and pre-owned automobile loans. During 1994, 1995 and 1996, loan originations were $150 million, $250 million and $415 million respectively. Of the Company's loan originations in 1996, $329 million were Mortgage Loans, $68 million were Small Business Loans and $18 million were Auto Loans. For the years ended December 31, 1994, 1995 and 1996 pre-tax income from continuing operations was $2.4 million, $4.9 million and $10.5 million respectively. Strategically the similarities of our businesses are more important than their differences. Each business has the ability to meet critical requirements in consumer and commercial markets. Key components of the Company's business strategy include:

  -  Emphasis on Profitability Rather than Asset Growth
  -  High Velocity Asset Turnover
  -  Conservative Financial Structure
  -  Decentralized Operations
  -  Multi-Channel Loan Originations
  -  Corporate Financial Controls, Servicing
       and Quality Monitoring



                                   [CHART]



                     1996 BUSINESS MIX BY LOAN ORIGINATIONS

The Rhino acts as our corporate symbol. He reminds us to take charge of our lives, and business. He is determined to find success, no matter how difficult. Our corporate pledge is to serve our industry and customers with the single mindedness and determination of the hard charging rhino.

SELECTED FINANCIAL HIGHLIGHTS

EMERGENT GROUP, INC. AND SUBSIDIARIES

     (Dollars in thousands except per share amounts)


Year Ended December 31,                         1992            1993           1994           1995             1996
---------------------------------------------------------------------------------------------------------------------
REVENUE                                      $   9,008       $  12,046      $  18,195      $  26,278       $  50,388

INCOME (LOSS)FROM CONTINUING
OPERATIONS                                        (249)            824          1,792          4,581          10,095

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                            685             260            546         (3,924)           --

NET INCOME                                         436           1,197          2,338            657          10,095

INCOME (LOSS)PER SHARE FROM
CONTINUING OPERATIONS                             (.04)            .13            .27            .69            1.42

NET INCOME PER SHARE                               .08             .18            .35            .10            1.42

=====================================================================================================================

SHAREHOLDERS' EQUITY                         $   5,057       $   7,362      $   9,700      $   9,885       $  46,635
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                 $  70,359       $  84,279      $ 109,448      $ 144,931       $ 224,149
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                            $  65,302       $  76,917      $  99,748      $ 135,046       $ 177,514
(including minority interest)
---------------------------------------------------------------------------------------------------------------------

TO OUR SHAREHOLDERS
================================================================================
EMERGENT GROUP, INC.

Dear Fellow Shareholders:

This past year was a rewarding and exciting one for our Company. Pre-tax income from continuing operations increased 116% from $4.9 million to $10.5 million. Revenues increased 92%, to $50.4 million. Emergent's profits are driven primarily by loan originations which went from $250 million in 1995 to $415 million in 1996, an increase of 66%.


                       [CHART]          [CHART]


One highlight was the successful completion of a common stock offering in November. As part of a 3,000,000 share offering, the Company sold 2,519,031 shares at $11.50 with the remainder being sold by existing shareholders, none of which were sold by management. This raised $26.4 million (net of offering expenses) for the Company. Our 1996 year-end shareholders' equity stands at $46.6 million, with a year-end equity to assets ratio of 20.8%. The Company is now well capitalized to implement its expansion plans for 1997.

To further management's focus on increasing shareholder value, we adopted a financial planning and evaluation system, Economic Value Added ("EVA") EVA accounts for the cost of equity capital used, thereby requiring management to seek returns greater than this cost. By the end of 1997, we will have implemented EVA throughout the Company's operations. This should help to ensure better alignment of capital allocation and investment, business unit evaluation, and incentive compensation to fundamental long-term changes in shareholder value.

The Company's Management Information Systems area received significantly greater attention during 1996. In 1997 we expect to complete additional upgrades of our loan processing and servicing software.

The Mortgage Loan Division continued its rapid expansion. The Company initiated retail loan originations in April with the opening of an Indianapolis, Indiana office which operates under the name HomeGold(TM). Retail loan production offices were also opened in Phoenix, Arizona and Greenville, South Carolina. A second distinct retail operation was also initiated, operating under the name Sterling Lending Corporation. It has a loan processing office in Baton Rouge, Louisiana with origination offices in New Orleans, Louisiana; Atlanta, Georgia; Jacksonville, Florida and Jackson, Mississippi. The Company has also continued the expansion of its wholesale mortgage division through three regions. Total mortgage loan originations were $329 million, a 70% increase over 1995 originations.

A new customer service program was added for our mortgage loan customers. Non-prime borrowers have typically experienced debt payment problems usually related to the excessive use of unsecured debt, primarily credit cards. The Mortgage Loan Division's servicing department has a group dedicated to assisting borrowers in improving their credit status which is done through helping to educate them with better planning, spending discipline, and emphasis on reducing the use of personal debt. This Real Rewards(TM) program includes interest rate reduction rewards for borrowers who have maintained a good payment history. It is hoped that this will be of value to our customers in reducing financial stress, and also be of value to us as we anticipate reduced portfolio delinquencies, lower foreclosure rates and the creation of a marketing advantage.

===============================================================================

The Small Business Loan Division added two new loan products to complement our U.S. Small Business Administration 7(a) term loan program. One product provides working capital for small businesses through a revolving line of credit secured primarily by accounts receivable and inventory. The second product is mezzanine loans which we began making in February 1996 through one of the funds we manage, and in which we have a $1 million equity investment. These are subordinated term loans to small businesses with warrants to purchase stock. The target borrowers are small businesses which normally have positive cash flow from operations but require capital to expand.

The Auto Loan Division had a disappointing year. Delinquencies increased which required larger loan loss provisions. Expansion has been curtailed so that the offices can concentrate on collection activity and asset quality rather than origination growth.

OPERATIONS STRATEGY

Our operations strategy continues to include significant market expansion of our two core divisions.

     Mortgage Loan Division
     1. Continued channels of diversified loan originations, including wholesale and retail production. Wholesale includes loans which are made through mortgage brokers and strategic alliance partners. In selected cases, we obtain minority ownership positions with our strategic alliance partners.
     2. Regional underwriting backed by a centralized system of quality control checks.
     3.   Rapid asset turnover through whole loan sales and securitizations.
     4. Emphasis on loan servicing to maintain good collection experiences and to counsel borrowers, as appropriate, on how to improve their financial affairs.

     Small Business Loan Division
     1.   Geographic expansion of office locations.
     2.   Consideration of additional product related opportunities.
     3.   Joint marketing of multiple products to a larger referral base.

FINANCIAL STRATEGY

Our financial strategy is focused on increasing shareholder value. Our primary objective is to concentrate on products with significant margin and to maintain an aggressive asset turnover rate, to minimize increasing the level of assets while growing equity.



                     [CHART]                      [CHART]

================================================================================

To better prepare for continued growth, the Company made three key management changes in 1996. Robert Davis, formerly Chief Financial Officer, was elected Vice President Administration with responsibilities for human resources and shareholder relations. This was a critical appointment that will help ensure both competitive employee programs and quality communication with our shareholders. Kevin Mast was promoted to Vice President, Chief Financial Officer and Treasurer. Kevin has been instrumental in developing our accounting and financial control systems and is the driving force behind our loan securitizations. Additionally, we have added Sam Couvillion as Chief Operating Officer, Small Business Loan Division. Sam comes to us with a solid commercial banking background which will be valuable as we continue the rapid expansion of this division. We all share a common vision of profitable growth based on real value service to our customers.

CLOSING

We are thankful to all our shareholders, associates and customers who make our progress possible. Emergent has a wonderful "can do" culture with a high sense of ethics. We pride ourselves on doing what we say we will do.

Our Board continues to be a great source of wisdom and guidance. As significant shareholders, they have a focused view on management's responsibility to shareholders.

Our friend and fellow director, Jake Martin, is retiring from the Board this year. Jake made a special contribution to Emergent when we first started.
Jake was president of a company which was a significant shareholder in the Company when we acquired control in 1991. He pledged to hold onto this stock and support our efforts to give us time to get started. For that, and all of his valued advise, we will always be thankful. At the request of the Board of Directors, Mr. Martin has agreed to serve as Director Emeritus.

We are optimistic about 1997 and future years. The mortgage market is large, growing and consolidating. We also have a great opportunity to increase market share. The small business lending market is also dynamic. Continuing consolidation of commercial banks creates opportunities for smaller, more specialized lenders.

Thanks again to all our old and new shareholders for your support. We pledge our best efforts to continually earn and retain your trust.



Sincerely,

John M. Sterling, Jr.                     Keith B. Giddens
Chairman of the Board                     President and Chief Operating Officer
and Chief Executive Officer

EMERGENT GROUP TODAY
===============================================================================
EMERGENT GROUP, INC. AND SUBSIDIARIES

MORTGAGE LOAN DIVISION

The Mortgage Loan Division experienced excellent revenue growth in 1996, up over 130% from 1995. The primary contributor to the growth was an increase in loan originations. Originations are derived from two distribution channels which consist of retail (point of sale directly to the borrower) and wholesale (point of sale to a mortgage broker along with Strategic Alliance having the point of sale to a mortgage banker with delegated credit underwriting).

The sub-prime mortgage market exceeds $100 billion in annual originations. There is significant competition; however, the market is highly fragmented and not dominated by any one competitor.

Sub-prime borrowers are typically credit impaired and are unable to receive loans from traditional mortgage lenders. In general, a large portion of the borrowers have overextended themselves with unsecured debt. However, the equity in their homes may be utilized to consolidate their debt and reduce their monthly expenses with lower interest rates and extended terms.

At the retail level, originations are dominated by thousands of small local brokers. Emergent therefore has approached this market with a multi-faceted distribution strategy.

The two retail production channels operate under the names HomeGold(TM) and Sterling Lending Corporation. They approach their market with a different marketing and sales strategy. Retail loan production began in April with the opening of the first HomeGold(TM) production office in Indianapolis, Indiana and is currently operating out of three regional centers. Sterling Lending later opened its first retail office in Baton Rouge, Louisiana and is currently operating out of five offices. In the fourth quarter the retail channel represented 43% of total Mortgage Loan Division originations. There are plans to open additional loan offices for both retail production channels during 1997.

The wholesale loan distribution channel has expanded from two states at the start of the year to twelve states at year end. The number of approved mortgage brokers increased over the same time frame from 172 to 330. There are presently three regions for the wholesale group with plans for an additional region to be established later in 1997.

The strategic alliance part of the wholesale channel lost its largest loan producer in 1996 due to that firm's sale to a commercial bank holding company. However, the Company has expanded the channel coverage with two strategic alliance partners signed in the fourth quarter of 1996, bringing the total number of strategic alliance partners to five. Additional strategic alliance partners are being added in 1997. The Company has minority ownership positions in four of its strategic alliance partners.

The Mortgage Loan Division centralized its servicing and portfolio management departments during the fourth quarter. These departments have also been expanded nearly four-fold over the past year to meet the increased processing and servicing requirements resulting from the increased loan originations.

Significant changes in the quality control and compliance related areas of the Mortgage Loan Division have been made over the past year. Included among these changes is a quality control secondary marketing group which reunderwrites mortgage loan production and ensures the underwriting standards and policies of the Company are properly administered. The Company is anticipating completion of its first mortgage loan securitization during the first quarter of 1997.

Emergent has adopted the slogan "The Power to Be Debt Free" as a theme, encouraging borrowers to become less dependent on high interest rate personal and credit debt. Servicing and counseling departments have begun training and assisting borrowers with their personal financial matters. This is a genuine concern which the Company feels is unique within the market. Operating under Real Rewards(TM) this part of servicing is believed by management to be a competitive advantage.

MORTGAGE LOAN
PRODUCTION MIX
(IN MILLIONS

[GRAPH]

MORTGAGE LOANS ORIGINATED
(IN MILLIONS)

[GRAPH]

MORTGAGE LOANS SERVICED
(IN MILLIONS AT YEAR END)

[GRAPH]

EMERGENT GROUP TODAY
================================================================================
EMERGENT GROUP, INC. AND SUBSIDIARIES

SMALL BUSINESS LOAN DIVISION

The Small Business Loan Division had an excellent year with substantially increased operating results. Additionally, an asset-based lending group was started which allows for a broader product offering and incremental business opportunities.

The primary contributor of the strong operating results was increased volume of originations under the U.S. Small Business Administration ("SBA") 7(a) term loan program. Emergent Business Capital, Inc. ("EBC") is the Company's Small Business Lending Company subsidiary. It has a grandfathered Small Business Lending Company license which permits it, as a non-bank, to make SBA loans. Industry sources reported that in terms of dollar volume of loan approvals, EBC was the seventh largest SBA lender, as of the SBA fiscal year ended September 30, 1996. Typically, loans up to $1,500,000 are made to small businesses with the Company obtaining a guaranty from the SBA for the lower of 75% or $750,000. After closing and full loan disbursement, the guaranteed portion of the loan is sold into an active secondary market. The non-guaranteed portions are retained until a critical mass is obtained at which time they are pooled and sold through a loan securitization. In November, the Company completed its second SBA loan securitization totalling $17.5 million. Only two other lenders have successfully securitized the unguaranteed portion of SBA loans. Securitization permits the Company to redeploy its capital while maintaining the profitable loan servicing.

SBA loans are generally long term floating rate obligations secured by fixed assets of an eligible small business. The borrower base is a diversified mix of businesses including industries such as hospitality, restaurant, convenience stores, manufacturing, and distribution. Regional loan production offices are located in Dallas, Texas; Panama City, Florida; Denver, Colorado; and Greenville, South Carolina. Loan servicing functions have been centralized in Greenville. New regions contemplated for 1997 include the Upper Midwest and New Jersey/Pennsylvania markets.

In July, Emergent Financial Corp., an asset-based lending group, was started in Atlanta, Georgia. Emergent Financial Corp. offers short-term working capital loans for small businesses, usually secured by accounts receivable and inventory. Loan sizes typically range from $100,000 to $1 million. Further geographic and market expansion is planned for this unit.

The Small Business Loan Division also serves as investment manager for a venture capital partnership; Palmetto Seed Capital Fund Limited Partnership ("Palmetto") and a mezzanine level partnership fund, Reedy River Ventures, L.P. ("RRV"). Palmetto provides equity capital for early stage companies headquartered in South Carolina. RRV provides loans to later stage companies accompanied by warrants to purchase equity. The Company has no capital invested in Palmetto and has a $1 million investment in RRV. The Company receives fees for managing the two funds.

Each of the Small Business Loan Division's products are targeted to businesses that have limited access to traditional sources of credit. This non-traditional credit market is highly fragmented and growing. The Company has an outstanding opportunity to profitably expand its commercial business by marketing all three products to key referral sources and by taking advantage of the fragmented nature of this industry.


SMALL BUSINESS LOANS
ORIGINATED
(IN MILLIONS)

[GRAPH]

SBA LOANS ORIGINATED
AND NET INCREASE IN ASSET-BASED LOANS



SMALL BUSINESS LOANS
SERVICED

(IN MILLIONS, AT YEAR-END)
[GRAPH]

(SBA AND ASSET-BASED
LOANS)

EMERGENT GROUP TODAY
===============================================================================
EMERGENT GROUP, INC. AND SUBSIDIARIES

AUTO LOAN DIVISION

The Auto Loan Division finances pre-owned automobile purchases through eight offices in South Carolina. Substantially all of the loans are made directly to borrowers through dealer referrals. In March the Company securitized $16.1 million of auto loans.

This division experienced slower growth and higher than anticipated charge-offs in 1996. This is generally reflective of the recent trends that have occurred within the sub-prime automobile finance industry as a whole.

The Company has implemented changes in its underwriting standards, loan pricing and corporate controls to better access risks and improve the asset quality. At this time, the Company has no plans to expand the Auto Loan Division.



AUTO LOANS ORIGINATED
(IN MILLIONS

[GRAPH]


AUTO LOANS SERVICED
(IN MILLIONS, AT YEAR-END)

[GRAPH]

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996




                                    CONTENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report ...........................................    2

Audited Consolidated Financial Statements
         Consolidated Balance Sheets ...................................    3
         Consolidated Statements of Income .............................    5
         Consolidated Statements of Shareholders' Equity ...............    6
         Consolidated Statements of Cash Flows .........................    7
         Notes to Consolidated Financial Statements ....................    9

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
EMERGENT GROUP, INC. AND SUBSIDIARIES
Greenville, South Carolina


         We have audited the accompanying consolidated balance sheet of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of EMERGENT GROUP, INC. AND SUBSIDIARIES as of and for the two years ended December 31, 1995, were audited by other auditors whose report dated January 31, 1996, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




January 30, 1997
                                       -2-

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                 1995          1996
                                                                              ----------    ----------

                                                          ASSETS
Cash and cash equivalents                                                     $    1,260    $    1,276
Restricted cash                                                                      912         5,319
Loans receivable:
   Loans receivable                                                              103,865        89,469
   Mortgage loans held for sale                                                   22,593       100,063
                                                                              ----------    ----------
           Total loans receivable                                                126,458       189,532
   Less allowance for credit losses on loans                                      (1,874)       (3,084)
   Less unearned discount, dealer reserves, and deferrals, net of
     deferred loan costs                                                            (610)       (1,419)
                                                                              ----------    ----------

         Net loans receivable                                                    123,974       185,029
Other receivables:
   Excess servicing receivable, net of allowance for loss of
     $848 in 1996                                                                  2,054         4,315
   Accrued interest receivable                                                     1,571         2,087
   Other receivables                                                               1,626         4,459
                                                                              ----------    ----------
     Total other receivables                                                       5,251        10,861

Investment in asset-backed securities, net of allowance for
   loss of $773 in 1995 and $354 in 1996                                             865         3,581
Net property and equipment                                                         3,370         7,177

Excess of cost over net assets of acquired
   businesses, net of accumulated amortization
   of $597 in 1995 and $781 in 1996                                                2,865         2,722

Real estate and personal property acquired through
   foreclosure                                                                     3,742         4,720

Other assets                                                                       2,692         3,464
                                                                              ----------    ----------
TOTAL ASSETS                                                                  $  144,931    $  224,149
                                                                              ==========    ==========

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (In thousands, except share data)


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                 1995          1996
                                                                              ----------    ----------
Liabilities:
   Notes payable to banks                                                     $   31,633    $   55,494

   Subordinated investor savings:
     Notes payable to investors                                                   82,132        97,987
     Subordinated debentures                                                      16,185        16,115
                                                                              ----------    ----------
       Total subordinated investor savings                                        98,317       114,102
   Accounts payable and accrued liabilities                                        3,090         3,958
   Remittances payable                                                             1,188         3,519
   Accrued interest payable                                                          622           597
                                                                              ----------    ----------
       Total other liabilities                                                     4,900         8,074
                                                                              ----------    ----------

Total liabilities                                                                134,850       177,670
Minority interest                                                                    196          (156)
Commitments and contingencies

Shareholders' equity:
   Common stock, par value $.05 a share - authorized
     4,000,000 shares in 1995 and 30,000,000 shares in 1996,
     issued and outstanding 121,000 shares in 1995 and
     9,141,131 shares in 1996                                                          6           457
   Class A common stock, par value $.05 a share - authorized
     6,666,667 shares in 1995 and - 0 - in 1996;
     issued and outstanding 6,276,474 shares in 1995 and
     - 0 - shares in 1996                                                            314            --
   Capital in excess of par value                                                  6,632        33,150
   Retained earnings                                                               2,933        13,028
                                                                              ----------    ----------
Total shareholders' equity                                                         9,885        46,635
                                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  144,931    $  224,149
                                                                              ==========    ==========

         See Notes to Consolidated Financial Statements which are an integral part of these statements.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1994           1995           1996
                                                                         -----------    -----------    -----------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)

REVENUES:
   Interest income                                                       $    10,691    $    15,193    $    17,908
   Servicing income                                                              212            446          3,274
   Gain on sale of loans                                                       6,450          9,169         23,815
   Management fees                                                               320            570            514
   Loan fee income                                                               276            586          4,150
   Other revenues                                                                246            314            727
                                                                         -----------    -----------    -----------
       Total revenues                                                         18,195         26,278         50,388
                                                                         -----------    -----------    -----------
EXPENSES:
   Interest                                                                    5,879          8,527         11,021
   Provision for credit losses                                                 2,510          2,480          5,416
   Salaries, wages and employee benefits                                       4,001          5,691         13,663
   Business development costs                                                    626            653          1,603
   Other general and administrative expense                                    2,732          4,075          8,224
                                                                         -----------    -----------    -----------
       Total expenses                                                         15,748         21,426         39,927
                                                                         -----------    -----------    -----------
       Income from continuing operations before income
         taxes and minority interest                                           2,447          4,852         10,461

Provision for income taxes                                                       609            190            718
                                                                         -----------    -----------    -----------

       Income from continuing operations before minority
         interest                                                              1,838          4,662          9,743

Minority interest in (earnings) loss of subsidiaries                             (46)           (81)           352
                                                                         -----------    -----------    -----------
       Income from continuing operations                                       1,792          4,581         10,095

Discontinued transportation and apparel manufacturing
   segments:
   Gain (loss) from operations, net of income tax                             (2,022)        (1,573)            --
   Gain (loss) on disposal of segments, net of income tax                      2,568         (2,351)            --
                                                                         -----------    -----------    -----------
                                                                                 546         (3,924)            --
                                                                         -----------    -----------    -----------
       NET INCOME                                                        $     2,338    $       657    $    10,095
                                                                         ===========    ===========    ===========

Earnings (loss) per share of common stock:
   Continuing operations                                                 $      0.27    $      0.69    $      1.42
   Discontinued operations                                                      0.08          (0.59)            --
                                                                         -----------    -----------    -----------

       EARNINGS PER SHARE                                                $      0.35    $      0.10    $      1.42
                                                                         ===========    ===========    ===========

Weighted average shares outstanding                                        6,688,734      6,668,192      7,099,874
                                                                         ===========    ===========    ===========


         See Notes to Consolidated Financial Statements which are an integral part of these statements.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996




                                                                                         Class A
                                                         Common Stock                 Common Stock
                                                   -------------------------   -------------------------
                                                   Shares Issued     Amount    Shares Issued     Amount
                                                   -------------    --------   -------------    --------
                                                              (In thousands, except share data)

Balance at December 31, 1993                            200,575    $       10     9,803,438    $      490
Net income                                                   --            --            --            --
                                                     ----------    ----------    ----------    ----------

Balance at December 31, 1994                            200,575            10     9,803,438           490
   Shares issued, formerly held by
      subsidiary                                             --            --        24,700             1
   Shares purchased through tender offer                (19,377)           (1)     (467,288)          (23)
   Shares retired through reverse stock split          (121,204)           (6)   (6,242,275)         (312)
   Shares issued on exercise of stock options               506            --        19,662             1
   Two for one stock split in the form of a
      stock dividend                                     60,500             3     3,138,237           157
Net income                                                   --            --            --            --
                                                     ----------    ----------    ----------    ----------

Balance at December 31, 1995                            121,000             6     6,276,474           314
Shares issued on exercise of stock options                2,026            --       110,668             5
Conversion of Class A Common Stock to
   Common Stock                                       6,387,142           319    (6,387,142)         (319)
Shares issued on exercise of stock warrants             111,932             6            --            --
Issuance of Common Stock                              2,519,031           126            --            --
Net income                                                   --            --            --            --
                                                     ----------    ----------    ----------    ----------

Balance at December 31, 1996                          9,141,131    $      457            --     $      --
                                                     ==========    ==========    ==========    ==========

                                                      Capital
                                                    in Excess of    Retained
                                                      par Value     Earnings       Total
                                                     ----------    ----------    ----------

Balance at December 31, 1993                         $    6,924    $      (62)   $    7,362
Net income                                                   --         2,338         2,338
                                                     ----------    ----------    ----------

Balance at December 31, 1994                              6,924         2,276         9,700
   Shares issued, formerly held by
      subsidiary                                             15            --            16
   Shares purchased through tender offer                   (535)           --          (559)
   Shares retired through reverse stock split               309            --            (9)
   Shares issued on exercise of stock options                79            --            80
   Two for one stock split in the form of a
      stock dividend                                       (160)           --            --
Net income                                                   --           657           657
                                                     ----------    ----------    ----------

Balance at December 31, 1995                              6,632         2,933         9,885
Shares issued on exercise of stock options                  156            --           161
Conversion of Class A Common Stock to
   Common Stock                                              --            --            --
Shares issued on exercise of stock warrants                 288            --           294
Issuance of Common Stock                                 26,074            --        26,200
Net income                                                   --        10,095        10,095
                                                     ----------    ----------    ----------

Balance at December 31, 1996                         $   33,150    $   13,028    $   46,635
                                                     ==========    ==========    ==========




         See Notes to Consolidated Financial Statements which are an integral part of these statements.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1994          1995          1996
                                                                                   -----------   -----------   -----------
                                                                                               (IN THOUSANDS)

OPERATING ACTIVITIES:
   Net income                                                                      $     2,338    $       657    $    10,095
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Depreciation and amortization                                                         783            938          1,334
     Provision for deferred income taxes                                                   343             41           (141)
     Provision for credit losses                                                         2,510          2,480          5,416
     Loss on sale of investments                                                            66             --             --
     Loss on disposal of property and equipment                                              5             44             26
     Net (increase) decrease in deferred loan costs                                         --           (171)           145
     Net increase (decrease) in unearned discount and
       other deferrals                                                                     453           (853)           665
     Loans originated with intent to sell                                              (73,709)      (173,985)      (368,650)
     Principal proceeds from loans sold                                                 85,693        144,861        271,858
     Proceeds from securitization of loans                                                  --         15,357         30,128
     Payments to securitization certificate holders for
       credit losses                                                                        --             --         (1,155)
     Minority interest in earnings (loss) of subsidiaries                                    7             81           (352)
     Changes in operating assets and liabilities increasing (decreasing) cash:
       Restricted cash                                                                      --           (912)        (4,407)
       Excess servicing receivable                                                      (1,460)          (183)        (3,109)
       Accrued interest receivable                                                        (193)          (644)          (516)
       Other assets                                                                       (101)          (964)        (4,114)
       Remittance due loan participants                                                    295            505          2,331
       Accrued interest payable                                                             30            103            (24)
       Other liabilities                                                                   913            877            865
       Net cash provided by (used in) operating activities of
         discontinued operations                                                        (1,253)         1,592             77
                                                                                   -----------    -----------    -----------
         Net cash provided by (used in) operating activities                       $    16,720    $   (10,176)   $   (59,528)
                                                                                   -----------    -----------    -----------

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1994           1995           1996
                                                                         -----------    -----------    -----------
                                                                                       (IN THOUSANDS)
   INVESTING ACTIVITIES:
     Loans originated for investment purposes                            $   (74,937)   $   (74,363)   $   (68,123)
     Principal collections on loans not sold                                  31,786         50,329         61,868
     Principal collections on asset-backed securities                             --            177            933
     Additional investment in subsidiary                                          --           (359)            --
     Purchase of investments                                                      --         (1,000)          (135)
     Increase in note receivable from former subsidiary                           --           (200)            --
     Reduction in goodwill of subsidiary                                          85             --             --
     Proceeds from sale of short-term investments                                581            614             --
     Proceeds from sale of real estate and personal
       property acquired through foreclosure                                   1,128          3,401          3,383
     Proceeds from sale of property and equipment                                 --             --            160
     Purchase of property and equipment                                         (479)        (1,732)        (4,894)
     Rent received on real estate acquired through foreclosure                    87             85            381
     Improvements and related costs incurred on real
       estate acquired through foreclosure                                      (477)          (205)          (330)
     Net cash provided by investing activities
       of discontinued operations                                                806             31             --
                                                                         -----------    -----------    -----------
     Net cash used in investing activities                                   (41,420)       (23,222)        (6,757)
                                                                         -----------    -----------    -----------
FINANCING ACTIVITIES:
     Advances on notes payable to banks                                      104,622        179,381        509,118
     Payments on notes payable to banks                                      (91,839)      (164,989)      (485,257)
     Net increase in notes payable to investors                               13,496         25,635         15,855
     Net (decrease) in subordinated debentures                                (5,826)        (4,812)           (70)
     Payments on long-term debt and capital leases                              (280)          (279)            --
     Cash paid for stock purchased in tender offer                                --           (568)            --
     Proceeds from issuance of additional common stock                            --             52         26,655
     Other                                                                      (155)           (40)            --
                                                                         -----------    -----------    -----------
     Net cash provided by financing activities                                20,018         34,380         66,301
                                                                         -----------    -----------    -----------
     Net increase (decrease) in cash and cash equivalents                     (4,682)           982             16
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                                     4,960            278          1,260
                                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $       278    $     1,260    $     1,276
                                                                         ===========    ===========    ===========


         See Notes to Consolidated Financial Statements which are an integral part of these statements.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned except The Loan Pro$, Inc. ("Loan Pro$") and Sterling Lending Corporation ("Sterling Lending") which are each 80% owned. All significant intercompany items and transactions have been eliminated in consolidation.

The Company and its subsidiaries are primarily engaged in the business of originating, selling and servicing first and second residential mortgage loans, commercial loans partially guaranteed by the United States Small Business Administration ("SBA"), commercial loans collateralized by accounts receivable and inventory, and loans collateralized by pre-owned automobiles. The funds for these loans are obtained principally through the utilization of various lines of credit with banks and the issuance of notes payable and subordinated debentures to investors.

Substantially all of the Company's loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are otherwise considered to be credit impaired by conventional lenders.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, anticipated prepayments on loans sold with servicing retained, valuation of real estate owned, and determination of the allowance for credit losses.

Minority interest represents minority shareholders' proportionate share of the equity and earnings of Loan Pro$ and Sterling Lending.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Estimated lives are 15 to 40 years for buildings and improvements, 3 to 7 years for furniture, fixtures and equipment, and the lease period for leasehold improvements. Additions to property and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

AMORTIZATION

The excess of cost over related net assets of businesses acquired is amortized using the straight-line method principally over 25 years. On a periodic basis, the Company reviews goodwill for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable. The Company utilizes estimated future cash flows of the purchased subsidiary in determining any impairment on the excess of cost over the related net assets.

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires accounting for income taxes using the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes arise principally from depreciation, unrealized gains on loans held for sale, amortization of intangibles and allowances for credit losses.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company foreclosed on, or repossessed, property used to collateralize loans receivable in the amount of $3,362,000 in 1994, $3,955,000 in 1995, and $4,452,000 in 1996.

The Company sold real estate held for sale by issuing loans to the buyers in the amount of $611,000 in 1994, $689,000 in 1995, and $40,000 in 1996.

The Company paid income taxes of $214,000 in 1994, $267,000 in 1995, and $322,000 in 1996. The Company paid interest of $5,967,000 in 1994, $8,397,000 in
1995, and $11,046,000 in 1996.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is based on management's ongoing evaluation of the serviced loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the serviced loan portfolio, and management's estimate of anticipated credit losses, including obligations relating to loans securitized. Loans, including those deemed impaired, are charged against the allowance at such time as they are determined to be uncollectible. Subsequent recoveries are credited to the allowance.

Management considers the year-end allowance appropriate and adequate to cover possible losses in the serviced loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable. Actual results could differ from these estimates. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

ACCOUNTING FOR IMPAIRED LOANS

When an impaired loan is identified by the portfolio management department of the Company to have risk characteristics that are unique to an individual borrower, the Company assesses a specific allowance on a loan-by-loan basis each month. The general allowance is calculated on a monthly basis using historical statistics.

Effective January 1, 1995, the Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan. SFAS 114 requires that the allowance for credit losses for impaired loans (as defined) be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 had no effect on net income or shareholders' equity.

The Company's policy is to evaluate impaired loans based on the fair value of the collateral, since all loans originated by the Company are collateral dependent. Interest income from impaired loans is recorded using the cash collection method.

REAL ESTATE AND PERSONAL PROPERTY ACQUIRED THROUGH FORECLOSURE

Real estate and personal property acquired through foreclosure represent properties foreclosed upon or repossessed in the normal course of business and is valued at the lower of cost or fair value, less selling costs. Costs related to the development and improvement of the properties are capitalized whereas those costs relating to holding the properties are charged to expense.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment loss was recognized for continuing operations in 1994, 1995, or 1996.

INTEREST INCOME

Interest income on loans receivable is recognized using the interest method. Accrual of interest is discontinued when a loan is over 90 days past due and the collateral is determined to be inadequate or when foreclosure proceedings begin. Loan fees and insurance commissions are amortized into income over the life of the loan, using the interest method for loans originated for investment purposes. Loan fees and insurance commissions are recognized into income on the note date for loans originated with intent to sell.

GAIN ON SALE OF LOANS

Mortgage loans consist principally of first and second residential mortgages and are stated at the principal amount outstanding, if held for investment purposes. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. Mortgage loans held for sale are carried at the lower of aggregate cost or market. Mortgage loans are sold servicing released and on a non-recourse basis, with customary representations and warranties. In connection with the sale of mortgage loans, the Company receives cash premiums generally ranging from 4% to 8% of the principal amount of the mortgage loan being sold.

Under the terms of the Company's strategic alliance mortgage banker agreements, the Company provides funding and secondary marketing activities for its strategic alliance partners ("Strategic Alliance Partner"). In exchange, the Strategic Alliance Partners agree to provide the Company with all of their mortgage loan production that meets the Company's underwriting criteria. The premiums earned on the secondary market are then split between the Company and its Strategic Alliance Partner. The terms of these agreements range from 3 to 5 years. In the event the Strategic Alliance Partner terminates the agreement early, the contract provides for a termination fee equal to, at a minimum, all of the premium income shared by the Strategic Alliance Partner over the last twelve months. This termination fee is considered to be a recoupment of previously shared premiums, and accordingly is included in gain on sale of loans in the Statements of Income. For the year ended December 31, 1996, two Strategic Alliance Partners terminated their agreements early. Accordingly, the Company has recognized $7,337,000 in gain on sale of loans in 1996 relating to these terminations.

Loans sold through securitizations with servicing retained are sold at or near par with the Company retaining a participation in the cash flows. Excess servicing receivable is calculated using prepayments, default, and interest rate assumptions that market participants would use for similar instruments.

The Company sells participations representing the SBA-guaranteed portion of all of its SBA Loans (the "SBA Loan Participations") in the secondary market. In connection with such sales, the Company receives excess servicing revenue and typically receives a cash premium of approximately 10% related to the guaranteed portion being sold. In accordance with Emerging Issues Task Force ("EITF") 88-11, a portion of the cash premium received from the sale of the guaranteed portion of the SBA loan is deferred as an unearned discount against the remaining unguaranteed portion of the loan based on the relative fair values of those portions to the total loan and the remainder is recognized as income at the time of the sale. The resulting unearned discount is accreted into interest income over the life of the loan using the interest method.

The excess servicing receivable recognized at the time of sale does not exceed that amount which would be received if it were sold in the marketplace. The excess servicing receivable is written down to the present value of the remaining estimated future cash flows exceeding normal servicing fees at each balance sheet date using the same discount rate used in the original calculation. The Company's normal servicing fees from its securitization transactions are recognized over the life of the related transaction.

ADVERTISING EXPENSE

Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional, and other business development costs of $626,000, $653,000, and $1,603,000 were included in the Company's results of operations for 1994, 1995, and 1996, respectively.

STARTUP COSTS

One-time, non-recurring, and incremental out-of-pocket expenditures directly related to and incurred during the startup phase of geographic expansions are expensed as incurred rather than deferred and amortized over future periods. Startup costs of $94,000, $250,000, and $3,017,000 were included in the Company's results of operations for 1994, 1995, and 1996, respectively.

REMITTANCES PAYABLE AND SERVICING FEE INCOME

The Company retains the servicing rights on SBA guaranteed loan participations sold in the secondary market, for which it earns monthly a minimum of 1% of the outstanding principal balance. The Company receives the payments from the borrowers and records the portion relating to the sold participation as a liability. The participation portion is remitted to Colson Services Corp., the exclusive Fiscal and Transfer Agent for the guaranteed portion of SBA loans sold in the secondary market, by the 3rd business day of the following month.

The Company also retains the servicing rights on its securitization transactions. The Company receives the payments from the borrowers and records a liability until the funds are remitted to the Trustee.

MANAGEMENT FEES

The Company serves as investment manager for a venture capital fund and a mezzanine level fund for which it receives management fees. The Company recognizes the management fees on the accrual basis.

EXCESS SERVICING RECEIVABLE

An excess servicing receivable is recognized on loan sales in which a servicing fee in excess of the normal servicing fee is retained. The amount is determined based on the difference between the actual sales price and the estimated sales price that would have been obtained if a normal servicing fee rate had been specified. The excess servicing receivable is amortized on a loan by loan basis against servicing income over the life of the loan using the interest method. (Note 4)

BORROWER COMMITMENT DEPOSITS

The Company generally receives a commitment deposit from its applicants for SBA loans prior to closing. The commitment deposits are recorded as a liability when received, and are reduced for any direct expenses incurred and paid to a third party in making the loan. Any deposit in excess of these direct expenses is refunded to the borrower at the time of, or subsequent to, the loan closing. Borrower commitment deposits are included in accrued liabilities.

EARNINGS PER SHARE

The Company's shareholders approved a one-for-three reverse split of the Company's Common and Class A Common Stock in June 1995. Effective January 29, 1996, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend on the Common Stock and Class A Common Stock. The weighted average number of shares of Common and Class A Common Stock have been restated for all periods presented to reflect these stock splits.

In 1996, the Company's shareholders approved the conversion of all Class A Common Stock to Common Stock on a one-for-one basis. Accordingly, at December 31, 1996, there was no Class A Common Stock outstanding.

Earnings per share are based on the weighted average number of common shares outstanding during the year, adjusted for the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at current market prices, and the resulting net additional common shares are included in the calculation of average common shares outstanding.

Earnings per share is computed on the weighted average number of shares of Common Stock and Class A Common Stock and common stock equivalents outstanding during each year.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

2.       CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company maintains its primary checking accounts with three principal banks and maintains overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 1995 and 1996, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $791,000 and $282,000, respectively. These investments were collateralized by U. S. Government securities pledged by the banks. The Company also maintains cash collateral and collection accounts with a trustee in connection with its securitizations. These accounts are shown as restricted cash, and are invested in overnight investments or short-term U.S. Treasury securities.

3.       LOANS RECEIVABLE AND MORTGAGE LOANS HELD FOR SALE

The following is a summary of loans receivable by type of loan, including mortgage loans held for sale:

                                                                                    December 31,
                                                                              ------------------------
                                                                                 1995          1996
                                                                              ----------    ----------
                                                                                   (in thousands)
Mortgage Loans:
   First mortgage residential property                                        $   72,995    $  107,246
   Second mortgage residential property                                            6,683        28,090
   Real estate loans on rental property                                            3,867           894
   Construction loans                                                              2,934         5,038
                                                                              ----------    ----------
Total mortgage loans                                                              86,479       141,268
                                                                              ----------    ----------

Commercial Loans:
   Guaranteed portion of SBA loans                                                11,045         9,662
   Unguaranteed portion of SBA loans                                               7,110        10,503
   Commercial loans secured by real estate                                         1,782         2,253
   Asset-based commercial lending                                                     --         6,967
                                                                              ----------    ----------
         Total commercial loans                                                   19,937        29,385
                                                                              ----------    ----------

Automobile loans                                                                  17,673        13,915
Other loans                                                                        2,369         4,964
                                                                              ----------    ----------
         Total loans receivable                                               $  126,458    $  189,532
                                                                              ==========    ==========

Notes receivable from related parties of $363,000 and $1,069,000 at December 31, 1995 and 1996, respectively, are included in the above table. Notes receivable from related parties included advances of $261,000 in 1995 and $736,000 in 1996 and repayments of $67,000 in 1995 and $30,000 in 1996.

First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1995 and 1996 of approximately 12%. Second mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1995 and 1996 of approximately 15%. Construction loans generally have contractual maturities of 12 months with an average interest rate at December 31, 1995 and 1996 of approximately 12%. SBA loans range in maturity from 7 years to 25 years depending on the use of proceeds. Interest rates on SBA loans are variable, adjusted on the first day of each calendar quarter and are generally prime plus 2.75%. The average interest rate at December 31, 1995 and 1996 for SBA loans was 10% and 10.5%, respectively. Asset-based commercial loans generally are due on demand and have average interest rates of approximately 24%. Automobile loans have maturities generally not exceeding 60 months with fixed interest rates averaging 28% in 1995 and 27% in 1996. At December 31, 1995 and 1996, approximately $3,950,000 (net of an allowance for impaired loans of $73,000) and $3,334,000 (net of an allowance for impaired loans of $576,000), respectively, of loans receivable were impaired. Impaired loans are considered to be those loans for which it is probable that the Company will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events.

Loans sold and serviced for others at December 31, 1995 and 1996 were approximately $88,077,000 and $119,541,000, respectively, and are not included in assets in the accompanying balance sheets. At December 31, 1995 and 1996, mortgage loans totaling $9,890,000 and $56,901,000, respectively, had been sold but not settled, and accordingly are included in the accompanying balance sheet in mortgage loans held for sale. At December 31, 1995 and 1996, guaranteed portions of SBA loans totaling $5,400,000 and $4,387,000, respectively, had been sold but not settled, and accordingly are included in the accompanying balance sheet in loans receivable.

The Company's portfolio of commercial loans receivable is diversified by industry type. At December 31, 1996, the Company's serviced commercial loan portfolio consisted of loans to small businesses in the following industries (in thousands):

                  Limited service lodging         $ 40,861      29.02%
                  Retail trade                      33,573      23.84%
                  Services                          23,869      16.95%
                  Manufacturing                     19,478      13.83%
                  Wholesale distribution            10,527       7.48%
                  Other                             12,501       8.88%
                                                  ========   ========
                                                  $140,809     100.00%
                                                  ========   ========

The Company's serviced loan portfolio at December 31, 1996, consisted of loans to borrowers in the following states (in thousands):

                              Mortgage     Commercial       Auto         Total        Percent
                            -----------   -----------   -----------   -----------   -----------
South Carolina              $    64,763   $    24,169   $    21,480   $   110,412         35.72%
North Carolina                   29,279         5,399           195        34,873         11.28%
Florida                           4,410        24,415            39        28,864          9.34%
Colorado                          2,201        18,039             2        20,242          6.55%
Indiana                           7,210            --             4         7,214          2.33%
Louisiana                         5,088         3,608             8         8,704          2.82%
Kansas                               --        18,682            --        18,682          6.04%
Georgia                           8,217        18,040           129        26,386          8.54%
Texas                                42         5,353            13         5,408          1.75%
Michigan                          8,840            --             2         8,842          2.86%
Tennessee                         6,143            --            34         6,177          2.00%
Other                            10,038        23,104           127        33,269         10.77%
                            ===========   ===========   ===========   ===========   ===========
               Total        $   146,231   $   140,809   $    22,033   $   309,073        100.00%
                            ===========   ===========   ===========   ===========   ===========

An analysis of the allowance for credit losses is as follows:

                                                                                  Years Ended December 31,
                                                                         -----------------------------------------
                                                                             1994           1995           1996
                                                                         -----------    -----------    -----------
                                                                                       (in thousands)
Balance at beginning of year                                             $       952    $     1,730    $     2,647
Provision for credit losses                                                    2,510          2,480          5,416
Net charge offs                                                               (1,732)        (1,563)        (3,777)
                                                                         -----------    -----------    -----------
Balance at end of year                                                   $     1,730    $     2,647    $     4,286
                                                                         ===========    ===========    ===========

The total allowance for credit losses and recourse obligations as shown on the balance sheet is as follows:

                                                                                     December 31,
                                                                              ------------------------
                                                                                 1995          1996
                                                                              ----------    ----------
                                                                                   (in thousands)

Allowance for credit losses on loans                                               1,874         3,084
Allowance for losses on excess servicing receivable                                   --           848
Allowance for losses on asset-backed securities                                      773           354
                                                                              ----------    ----------
   Total allowance for credit losses                                          $    2,647    $    4,286
                                                                              ==========    ==========

As of December 31, 1994, 1995, and 1996, loans totaling $1,433,000, $5,145,000, and $4,922,000, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $45,000 during 1994, $164,000 during 1995, and $593,000 during 1996.

4.       EXCESS SERVICING RECEIVABLE

The activity in the excess servicing receivable is summarized as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                     1994          1995        1996
                                                     ----          ----        ----
                                                              (in thousands)
Gross balance, beginning of year                     $  412        $1,872      $2,054
Additional gain on sale of loans                      1,942         1,095       4,770
Amortization against servicing revenues                (482)         (913)     (1,661)
                                                     ------        ------      ------
Gross balance, end of year                            1,872         2,054       5,163
Less allowance for losses on excess
   servicing receivable                                 --            --         (848)
                                                     ------         -----      ------
Excess servicing receivable, net                     $1,872         $2,054     $4,315
                                                     ======         ======     ======


The weighted average interest rate inherent in the carrying value of the excess servicing receivable is 10% at December 31, 1996. During 1994, the Company changed its estimated normal servicing rate for its SBA loans to more closely reflect the industry standard in accordance with Emerging Issues Task Force Consensus 94-9. The effect of this change was to increase 1994 income by approximately $490,000.

The carrying value of the excess servicing receivable approximates fair value. The allowance represents potential credit losses in the securitized pool which may be incurred by the Company as a result of its investment being subordinate to the interests of the Class A certificate holders.

5.       INVESTMENT IN ASSET-BACKED SECURITIES

In June 1995 and November 1996, the Company securitized $17,063,000 and $12,851,000, respectively, of the unguaranteed portions of its SBA loans. In March of 1996, the Company securitized $16,107,000 of its auto loans. The securitizations were effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A certificates were purchased by investors, while the Company retained the Class B certificates. The Company classifies its Class B certificates as trading securities under SFAS 115, and they are carried at fair market value. These certificates are carried on the balance sheet as asset-backed securities in the net amount of $865,000 and $3,581,000 at December 31, 1995, and 1996,
respectively. This amount is net of an allowance for credit losses of $773,000 and $354,000 at December 31, 1995, and 1996, respectively. The allowance represents potential credit losses in the securitized pool which may be incurred by the Company as a result of its investment being subordinate to the interests of the Class A certificate holders. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the unguaranteed portion of SBA loans and auto loans held by the respective Trust. The Class B certificates represent approximately 9% and 10%, respectively, of the principal amount of the SBA and auto loans transferred in the securitizations and are subordinate in payment and all other respects to the Class A certificates. In the event that payments received by the Trusts are not sufficient to pay certain expenses of the Trusts and the required principal and interest payments due on the Class A certificates, the Company, as holder of the Class B certificates, would not be entitled to receive principal or interest payments due thereon. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and to reduce interest rate risk.

The Company serves as master servicer for both of the Trusts and, accordingly, forwards payments received on account of the SBA loans held by the Trust to the trustee, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfers of the loans to the Trusts constituted sales of the underlying loans, no liability was created on the Company's Consolidated Financial Statements. However, the Company has the obligation to repurchase individual loans from the Trusts in the event that certain representations made with respect to that transferred loan is breached or in the event of certain defaults by the Company, as master servicer. To date the Company has not been required to repurchase any SBA or auto loans from the Trusts under this provision. The Class A certificates for the first SBA loan securitization and the auto loan securitization received a rating of AAA from Moody's Investors Service, Inc. In addition, the Class A certificates for the auto loan securitization received a rating of AAA from Standard and Poor's ratings group, and were guaranteed by Financial Security Assurance, Inc. The Class A certificates for the second SBA loan securitization received a rating of Aa2 from Moody's Investors Service, Inc. The Class B certificates were not rated for any of the securitization transactions. In connection with the SBA and auto loan securitizations, the Company received cash proceeds, net of securitization costs, of $15,357,000 and $30,128,000 in 1995 and 1996, respectively. The 1996 SBA securitization transaction included a prefunding account of approximately $4,649,000, for which additional loans can be placed into the Trust prior to January 31, 1997. On January 23, 1997, loans totaling $4,626,000 were placed into the Trust, for which the Company received proceeds of $4,626,000 and a retained interest in Class B certificates of $416,000.

6.       PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                                December 31,
                                                                ------------
                                                            1995              1996
                                                            ----              ----
                                                               (in thousands)
Land                                                        $  228            $  279
Buildings and leasehold improvements                         1,162             1,279
Equipment                                                      264             4,345
Furniture and fixtures                                       2,673             2,766
Vehicles                                                       --                206
                                                            ------            ------
       Total property and equipment                          4,327             8,875
Less accumulated depreciation                                 (957)           (1,698)
                                                            ------            ------
       Net property and equipment                           $3,370            $7,177
                                                            ======            ======



Depreciation expense was $694,000, $769,000, and $901,000  in 1994,
1995, and 1996, respectively.

7.       REAL ESTATE AND PERSONAL PROPERTY ACQUIRED THROUGH FORECLOSURE

An analysis of real estate and personal property acquired through foreclosure is as follows:

                                                        December 31,
                                                        ------------
                                                   1995                1996
                                                   ----                ----
                                                        (in thousands)
Balance at beginning of year                       $3,603              $3,742
Loan foreclosures and improvements                  4,160               4,782
Dispositions, net                                  (4,021)             (3,804)
                                                   ------              ------
Balance at end of year                             $3,742              $4,720
                                                   ======              ======


8.       NOTES PAYABLE TO BANKS

Notes payable to banks are summarized as follows:

                                                                                 December 31,
                                                                          --------------------------
                                                                          1995                  1996
                                                                          ----                  ----
                                                                                (in thousands)
A.   Notes payable under revolving credit agreements,
     with interest at the bank's prime rate (8.25% at
     December 31, 1996) maturing March 31, 1997                           $ 6,892               $46,774

B.   Notes payable under lines of credit, with interest
     at the bank's prime rate plus 3/4% ( 9.00% at
     December 31, 1996) maturing in December 1997                           9,911                  --

C.   Notes payable under lines of credit, with interest
     at the bank's prime rate (8.25% at December 31, 1996)
     maturing December 29, 1998                                            14,830                 8,720
                                                                          -------               -------
                                                                          $31,633               $55,494
                                                                          =======               =======


A. Under the terms of revolving credit agreements, the mortgage lending subsidiaries of the Company may borrow up to a maximum of $90,000,000 with interest at the bank's prime rate payable monthly. The note is collateralized by loans receivable. The agreements require, among other matters, a specified debt to net worth ratio, a minimum tangible net worth and limitations on the payment of dividends. Management believes the Company is in substantial compliance with such restrictive covenants. The revolving credit agreements mature on April 4, 1997. At December 31, 1996, $14,232,000 was available under these lines of credit.

B. Under the terms of the lines of credit, the automobile lending subsidiaries of the Company may borrow up to a maximum of $26,000,000 with interest at the bank's prime rate plus three-quarters of one percent payable monthly. The notes are collateralized by loans receivable. The terms of the agreements state that advances under the lines of credit cannot exceed 85% of the aggregate unpaid principal balance of outstanding notes receivable, which are no more than sixty days past due. This advance rate is reduced based on delinquency and loss levels exceeding certain target levels and at December 31, 1996, the advance rate on the $20,000,000 line of credit for one of the automobile lending subsidiaries was reduced to 71%, while the advance rate remained 85% on the $6,000,000 line of credit for the other automobile lending subsidiary.

     The agreements require, among other matters, minimum debt to tangible net worth ratios, minimum interest coverage ratios, minimum loss reserves, maximum debt to borrowing base restrictions, and restrictions on the payment of dividends. At December 31, 1996, one of the Company's automobile lending subsidiaries exceeded the maximum delinquency levels permitted under the $20,000,000 agreement. In addition the Company's automobile lending subsidiaries were also in violation of the minimum interest coverage ratio. The Bank has provided a waiver to the Company's automobile lending subsidiaries for the above violations. At December 31, 1996, no amounts were owed under these lines of credit, and $9,778,403 was available under these lines of credit. These agreements mature in December 1997.

C. Under the terms of the lines of credit, the commercial lending subsidiaries of the Company may borrow up to a maximum of $40,000,000 with interest at the bank's prime rate. The lines are limited to 100% of the outstanding balance of the guaranteed portion of SBA 7(a) loans, 80% of the outstanding balance of the unguaranteed portion of SBA 7(a) loans, 80% of asset-based loans, and 50% of SBA 504 loans as defined in the loan agreements. The agreements require, among other matters, minimum tangible net worth ratios, maximum ratios of total liabilities to tangible net worth, minimum interest coverage ratios, limitations on the amount of capital expenditures in any fiscal year, and restrictions on the payment of dividends. At December 31, 1996, management believes these subsidiaries were in substantial compliance with such restrictive covenants and $13,662,000 was available under these lines of credit. These agreements mature in December, 1998.

Annual aggregate maturities of notes payable at December 31, 1996 are as follows (in thousands):


             1997                   $46,774
             1998                     8,720
                                    -------
                                    $55,494



9.       SUBORDINATED INVESTOR SAVINGS

Subordinated investor savings are summarized as follows:

                                                    December 31,
                                           1995         1996
                                                   (in thousands)
A.  Notes payable to investors           $82,132      $ 97,987
B. Subordinated debentures                16,185        16,115
                                         -------      --------
                                         $98,317      $114,102
                                         =======      ========



A) Notes payable to investors are issued by a subsidiary company, Carolina Investors, Inc. ("CII"), in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes mature from one to three years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 7% to 9% at December 31, 1995, and 5% to 9% at December 31, 1996. The notes are subordinated to all bank debt, and are senior to the subordinated debentures.

B) Subordinated debentures are issued by CII in any denomination greater than $100 and are registered under the South Carolina Uniform Securities Act. The subordinated debentures normally mature in one year from date of issuance and have an interest rate ranging from 5% to 6% quarterly. The debentures are subordinated to all bank debt and notes payable to investors.

At December 31, 1995 and 1996, notes payable to investors and subordinated debentures include an aggregate of approximately $17,080,000 and $21,039,000, respectively, of individual investments exceeding $100,000.

The investor savings at December 31, 1996 mature as follows:



                                       (in thousands)
                                       --------------
                           1997             $110,441
                           1998                3,648
                           1999                   13
                                            --------
                                            $114,102
                                            ========


10.        LEASES

The Company leases various property and equipment, office space and automobiles under operating leases.

The following is a schedule by year of future minimum rental payments for all operating leases that have initial or remaining noncancellable terms in excess of one year (in thousands):

                           1997                 $1,689
                           1998                  1,433
                           1999                  1,144
                           2000                    892
                           2001                    615
                           2002                     15
                                                 -----
                                                $5,788
                                                ======


Total rental expense was approximately $974,000 in 1994, $901,000 in 1995 and $843,000 in 1996.

11.        MANAGEMENT AGREEMENTS

The Company manages a venture capital fund and a mezzanine level fund. The Company receives management fees equal to two and one-half percent of the total assets under management in each fund with a current aggregate minimum management fee of $445,000 annually. The Company received management fees of $320,000, $570,000, and $514,000 from the managed funds during 1994, 1995, and 1996 respectively. The Company may also receive incentive management fees of 15% and 20%, respectively, from the managed funds of the net portfolio profits of each managed fund, as defined.

The Company is a General Partner of one of the Venture Funds and, during 1995, made a $1,000,000 investment into the partnership. This partnership has significant common principals with the Company.

12.        SHAREHOLDERS' EQUITY

The Company has one class of capital stock:  Common Stock.

On May 21, 1981, the shareholders approved a stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No shares are available for grant under this stock option plan, and there are 89,342 unexercised options outstanding at December 31, 1996, of which 8,672 are exercisable.

On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,668 shares of common stock. Under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 566,668 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of market value at date of grant. The options expire five to ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 152,667 common stock options at December 31, 1996, and there are 391,636 unexercised options outstanding at December 31, 1996, of which 88,303 are exercisable.

Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 31 beginning in 1995 through 1999. Under the terms of the plan, the Company may grant options totaling 33,333. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. The remaining options available for grant under this plan consist of 26,673 common stock options at December 31, 1996, and there are 6,660 unexercised options outstanding at December 31, 1996, of which 1,998 are exercisable.

On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares which may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 1996, there were 10,500 options granted under this plan. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

The Company offered to buy from the shareholders up to 1,000,000 shares of common stock for the period March 31, through May 8, 1995 at a price of $1.15 per share. As a result of this offer, the Company purchased 486,665.34 shares of common stock at an aggregate cost of approximately $560,000.

On June 9, 1995 the shareholders of the Company approved a one-for-three reverse split of the Common Stock. The certificates for previously issued common stock were canceled and were forfeited by the holder in order for the holder to receive replacement certificates for the after reverse split shares. The shareholders also authorized the increase of post reverse split authorized shares of common stock to 4,000,000 shares. The Company issued to all shareholders certificates for one-third of their common shares as of June 9, 1995, upon the shareholder presenting their existing shares. No fractional shares were issued as a result of the one-for-three reverse stock split. All fractional shares were redeemed at an equivalent price of $1.25 per share.

The Articles of Incorporation of the Company were amended by vote of the shareholders at the Annual Meeting of Shareholders on April 18, 1996. The Class A Common Stock, $0.05 par value, was converted to common stock on a one-for-one basis effective April 19, 1996. All authorized but unissued shares of Class A Common Stock were canceled. The number of authorized shares of common stock was increased from 4,000,000 to 30,000,000 shares.

The Company filed a registration statement with the Securities and Exchange Commission on September 20, 1996, for the issuance of 3,000,000 shares of common stock of which 2,119,031 shares were offered by the Company and 880,969 shares were offered by certain selling shareholders. No officers or directors of the Company sold any shares in connection with the offering. The offering was effective on November 8, 1996, as the Company's common stock was listed on the NASDAQ Stock Market's National Market under the trading symbol, "EMER." On December 11, 1996, the underwriters of the public offering exercised the option to purchase an additional 400,000 shares of common stock in accordance with the terms of the registration statements. Total gross proceeds of approximately $28,969,000 were raised as a result of the issuance of stock, which was offset by approximately $2,769,000 in costs and expenses relating to the transaction.

Activity in stock options is as follows:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     1994          1995          1996
                                                                     ----          ----          ----
Options outstanding, beginning of year                               133,333      140,000       339,000
Issued at:                                     Date of Grant
 $1.0825 per share                             2-17-94                40,000         --            --
 $l.32 per share                               1-13-95                  --         80,006          --
 $4.625 per share                             10-31-95                  --        124,000          --
 $5.09 per share                              10-31-95                  --         32,000          --
 $9.435 per share                             12-18-95                  --          2,664          --
 $10.38 per share                             12-18-95                  --            666          --
 $12.25 per share                             11-11-96                  --            --        258,000
 $11.25 per share                             12-15-96                  --            --          3,330
                                                                      ------       ------        ------
       Total Granted                                                  40,000      239,336       261,330

Exercised:
 Expired or canceled                                                 (33,333)         --            --
 $1.0825 per share                                                      --        (29,800)      (74,197)
 $1.32 per share                                                        --         (1,336)      (29,335)
 $4.625 per share                                                       --         (3,200)       (9,160)
 $5.09 per share                                                        --         (6,000)          --
                                                                     -------      -------       -------
       Total exercised, expired or cancelled                         (33,333)      40,336       112,692
                                                                     -------      -------       -------
   Options outstanding, end of year                                  140,000      339,000       487,638
                                                                     =======      =======       =======
Exercisable, end of year                                              56,000       83,532        98,973
                                                                     =======      =======       =======
Available for grant, end of year                                      82,667      440,671       179,340
                                                                     =======      =======       =======



At December 31, 1995, 121,742 warrants were outstanding; 111,932 of these warrants were exercised during 1996 for $2.625 per share. The remaining warrants expired as of December 31, 1996. No warrants are outstanding at December 31, 1996.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1995             1996
                                -----------------------------------------
                                  (In thousands, except per share data)

Net income - as reported              $657              $10,095
Net income - pro forma                 616                9,875
Earnings per share - as reported      0.10                 1.42
Earnings per share - pro forma         .09                 1.39




The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 45.0%; risk-free interest rate of approximately 6.3%, and expected lives of 3 years. The proforma amounts disclosed above may not be representative of the effects on reported net income for future periods.

The Company plans to implement an Employee Stock Purchase Plan ("ESPP") in 1997. The ESPP will allow eligible employees the right to purchase common stock on a semi-annual basis at 85% of the lower of the market price at the beginning or ending of each six-month offering period. The ESPP will operate on a calendar basis beginning February 1, 1997. A liability will be recorded for ESPP withholdings not yet applied towards the purchase of common stock. The Company's Board of Directors has approved the reservation of 200,000 shares to be issued under the ESPP, subject to shareholder approval at the Company's annual meeting on May 22, 1997.

13.        SALE OF SUBSIDIARY

In connection with the Company's strategic plan to focus its business efforts on financial services, the Company divested its apparel segment operations, which was comprised solely of the operations of Young Generations, Inc. ("YGI"). On September 30, 1995, the Company sold all of the outstanding stock (the "stock sale") of YGI to fifteen individuals (the "Buyers"), who were members of YGI's management team. As a result, the loss on the sale of the stock and operating results of the apparel segment have been classified as discontinued operations. The results of operations for 1994 have been restated to exclude the Apparel Manufacturing segment from continuing operations.

The Company sold the stock for $600,000 under a non-recourse promissory note from the buyers. As a result of the sale, the Company wrote-off all amounts due from YGI resulting in a charge of $3,580,300, net of income taxes of $67,700, reported as a loss from discontinued operations. The Company remains contingently liable for the guaranty of certain bank loans and trade accounts payable which existed prior to the stock sale which do not exceed $396,000. Management does not anticipate any significant charges to future earnings as a result of these guarantees.

The apparel segment, which consists solely of the operations of YGI, had net losses of $31,000 in 1994 and $1.3 million for the nine months ended September 30, 1995. The net loss in 1994 was decreased by the receipt of $1.25 million in life insurance proceeds due to the death of YGI's president. YGI had revenues of $12.2 million in 1994 and $7.3 million for the nine months ended September 30, 1995.

14.        DISCONTINUED OPERATIONS

The Company's operations in the Apparel and Transportation segments were discontinued during 1995. The sale of the apparel segment is discussed further in Note 13. In July 1994 the Company sold an operating railroad for $940,000. In connection with this sale, the Company received $20,000 cash, and a note receivable of $920,000, payable in semi-annual payments over five years, with an interest rate of 10%. In November 1994, the Company assigned the rights to boxcars in a lease with a Class I railroad for $1,174,000 cash. The Company sold additional railcars in June 1995 for $111,000 cash.

At December 31, 1995, the Company had remaining net assets in the transportation segment of $77,000, the majority of which the Company sold during 1996.

The results of operations for 1994 have been restated to exclude these segments from continuing operations.

Revenues applicable to the discontinued operations were:

                                                  Years Ended December 31,
                                              ---------------------------------
                                              1994            1995         1996
                                              ----            ----         ----
                                                       (in thousands)

Apparel manufacturing                         $12,140         $7,263       $--
Transportation                                  1,407            390        --


Income from operations and gain (loss) on disposal attributable to the discontinued segments is reported net of income tax expense of:

                                                 Years Ended December 31,
                                              ---------------------------------
                                              1994            1995         1996
                                              ----            ----         ----
                                                     (in thousands)

Apparel manufacturing                         $(158)          $ (22)       $--
Transportation                                  306             (53)        --


Net assets of discontinued operations were comprised of the following:

                                                 December 31,
                                              --------------------
                                              1995            1996
                                              ----            ----
                                                (in thousands)
Assets:
   Property and equipment, net                $153            $ --
   Other assets                                 80              --
                                              ----            ----
                                               233              --
Liabilities:
   Other liabilities                           156              --
                                              ----            ----

Net assets of discontinued operations         $ 77            $ --

Gain (loss) from operations, net of income tax, consists of the following:

                                                   Years Ended December 31,
                                              ----------------------------------
                                              1994            1995          1996
                                              ----            ----          ----
                                                      (in thousands)
Apparel manufacturing segment                 $(1,949)        $(1,253)      $ --
Transportation segment                            (73)           (320)        --
                                              -------         -------       ----
                                              $(2,022)        $(1,573)      $ --
                                              =======         =======       ====

Gain (loss) on disposal of segments, net of income taxes, consists of the following:

                                                    Years Ended December 31,
                                              ----------------------------------
                                              1994            1995          1996
                                              ----            ----          ----
                                                     (in thousands)
Apparel manufacturing segment                 $  --           $(2,324)      $ --
Transportation segment                         2,568              (27)        --
                                              ------          -------       ----
                                              $2,568          $(2,351)      $ --
                                              ======          =======       ====


15.        INCOME TAXES

Total income tax expense was allocated as follows:

                                                   Years Ended December 31,
                                              ----------------------------------
                                              1994            1995          1996
                                              ----            ----          ----
                                                       (in thousands)
Income from continuing operations             $609            $ 190         $718
Discontinued operations                        148              (75)          --
                                              ----            -----         ----
                                              $757            $(115)        $718
                                              ====            =====         ====


A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                                 1994      1995      1996
                                                                 ----      ----      ----
                                                                      (in thousands)
Statutory Federal rate of 34% applied to pre-tax income
   from continuing operations before minority interest           $832      $1,650    $ 3,557
State income taxes, net of federal income tax benefit             311           3        350
Change in the beginning of the year balance of the
   valuation allowance for deferred tax assets allocated
   to income tax expense                                         (630)     (1,566)    (3,229)
Alternative Minimum Tax on proceeds from life insurance            25          --        --
Nondeductible expenses                                              3           5         17
Amortization of excess cost over net assets of acquired
   businesses                                                      69          62         64
Other, net                                                         (1)         36        (41)
                                                                 ----      ------    -------
                                                                 $609      $  190    $   718
                                                                 ====      ======    =======

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                                       Years Ended December 31,
                                       ------------------------
                                       1994      1995      1996
                                       ----      ----      ----
                                            (in thousands)
Current
   Federal                             $117      $100      $199
   State and local                      149        49       660
                                       ----      ----      ----
                                        266       149       859
Deferred
   Federal                              242        27       (11)
   State and local                      101        14      (130)
                                       ----      ----      ----
                                        343        41      (141)
Total
   Federal                              359       127       188
   State and local                      250        63       530
                                       ----      ----      ----
                                       $609      $190      $718
                                       ====      ====      ====


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                December 31,
                                                                               --------------
                                                                               1995      1996
                                                                               ----      ----
Deferred tax liabilities:                                                      (in thousands)

 Differences between book and tax basis of property                             $  (269)  $ (372)
                                                                                -------   ------

 Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles               165      205
   Allowance for credit losses                                                    1,202    1,672
   Write-off of notes receivable                                                  1,386       --
   AMT credit carryforward                                                          367      568
   Operating loss carryforward                                                    7,700    4,590
   Unrealized gain on loans to be sold                                              382    1,182
                                                                                -------   ------
     Total gross deferred tax assets                                             11,202    8,217
     Less valuation allowance                                                   (10,737)  (7,508)
                                                                                -------   ------
   Net deferred tax asset                                                       $   196   $  337
                                                                                =======   ======

The valuation allowance consists of Alternative Minimum Tax Credit carryforwards, net operating loss carryforwards, and deductible temporary differences primarily for Federal income tax purposes.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets.

As of December 31, 1996, the Company has available Federal net operating loss ("NOL") carryforwards of approximately $13,500,000 expiring in 1997 through 2001.

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

16.        OPERATIONS AND INDUSTRY SEGMENTS

The Financial Services segment was active in 1994, 1995 and 1996 in originating selling and servicing first and second mortgage loans, commercial loans, and pre-owned automobile loans.

The Apparel Manufacturing segment was active in 1994 in the design, manufacture and marketing of dresses for children. The Company sold YGI, the sole component of the segment as of September 30, 1995 and as a result, the Apparel Manufacturing segment is shown on the statements of income as discontinued operations.

The Transportation segment was active in 1994 in boxcar leasing, short-line railroad operations and railcar repair shop operations. The Company sold Peninsula Terminal Company in July 1994 and assigned the rights to boxcars in the lease with a Class I railroad in November 1994. The Company sold additional railcars in 1995 and as a result, the Transportation segment is shown on the statements of income as discontinued operations.

The Company's customers include investors within the State of South Carolina, first and second residential mortgage borrowers throughout the United States, commercial borrowers throughout the United States and preowned automobile borrowers principally in South Carolina.

17.    SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The quarterly results of operations for the year ended December 31, 1996, are as follows:

                                                                               Quarter Ended
                                                 -------------------------------------------------------------------------------
                                                   MARCH 31,            JUNE 30,         SEPTEMBER 30,           DECEMBER 31,
                                                     1996                 1996                 1996                  1996
                                                 --------------     -----------------    ------------------    -----------------
                                                                (in thousands, except share data)
REVENUES:
     Interest income                           $         4,324    $           4,051     $          4,219    $        5,314
     Servicing income                                      536                1,027                  924               787
     Gain on sale of loans                               3,018                4,450                7,870             8,478
     Loan fee and other income                             404                  498                1,557             2,931
                                               ---------------    -----------------     ----------------    --------------
     Total Revenues                                      8,282               10,026               14,570            17,510

EXPENSES:
     Interest                                            2,741                2,837                2,603             2,840
     Provision for credit losses                           911                  621                1,569             2,315
     General and administrative                          3,227                4,395                6,058             9,811
                                               ---------------    -----------------     ----------------    --------------
     Total expenses                                      6,879                7,853               10,230            14,966
                                               ---------------    -----------------     ----------------    --------------
Income before income taxes                               1,403                2,173                4,340             2,544
Provision for income taxes                                 (42)                 (77)                (129)             (470)
Minority interest in earnings of subsidiaries              (12)                 (10)                  90               285
                                               ---------------    -----------------     ----------------    --------------
Net income                                     $         1,349    $           2,086     $          4,301    $        2,359
                                               ===============    =================     ================    ==============
Earnings per share                             $           .20    $             .31     $            .63    $          .29
                                               ===============    =================     ================    ==============
Weighted average shares outstanding                  6,735,996            6,785,457            6,777,439         8,100,302
                                               ===============    =================     ================    ==============

The quarterly results of operations for the year ended December 31, 1995, are as follows:

                                                                              Quarter Ended
                                               -----------------------------------------------------------------------------
                                                 MARCH 31,          JUNE 30,          SEPTEMBER 30,          DECEMBER 31,
                                                    1995              1995                1995                   1995
                                               ---------------    -------------     ------------------ --- -----------------
                                                                    (in thousands, except share data)
REVENUES:
     Interest and servicing income             $         3,368    $           3,939     $          3,909    $        4,423
     Gain on sale of loans                               1,220                3,135                2,224             2,590
     Loan fee and other income                             234                  458                  526               252
                                               ---------------    -----------------     ----------------    --------------
     Total revenues                                      4,822                7,532                6,659             7,265

EXPENSES:
     Interest                                            1,727                2,053                2,161             2,586
     Provision for credit losses                           489                  751                  380               860
     General and administrative                          2,109                2,405                2,620             3,285
                                               ---------------    -----------------     ----------------    --------------
     Total expenses                                      4,325                5,209                5,161             6,731
                                               ---------------    -----------------     ----------------    --------------

Income before income taxes                                 497                2,323                1,498               534
Provision for income taxes                                  (4)                 (89)                 (87)              (10)
Minority interest in earnings of subsidiaries               (8)                 (23)                 (35)              (15)
                                               ---------------    -----------------     ----------------    --------------
Income from continuing operations                          485                2,211                1,376               509
Discontinued transportation and apparel
   manufacturing segments                                 (316)                (435)              (2,728)             (445)
                                               ---------------    -----------------     ----------------    --------------
Net income (loss)                              $           169    $           1,776     $         (1,352)   $           64
                                               ===============    =================     ================    ==============
Earnings (loss) per share:
     Continuing operations                     $           .07    $             .33     $            .21    $          .08
     Discontinued operations                              (.05)                (.06)                (.41)             (.07)
                                               ---------------    -----------------     ----------------    --------------
     Earnings (loss) per share                 $           .02    $             .27     $           (.20)   $          .01
                                               ===============    =================     ================    ==============
Weighted average shares outstanding                  6,699,266            6,690,608            6,705,140         6,705,140
                                               ===============    =================     ================    ==============

18.        TRANSACTIONS WITH RELATED PARTIES

The Company engaged in the following related party transactions:

The Company obtains legal services from a firm, certain members of which, when considered in the aggregate, may be deemed to beneficially own 596,351 shares of the Company's capital stock. Total charges for these services were $118,000 in 1994, $234,000 in 1995, and $756,000 in 1996. Approximately $17,000 in 1994, $0
in 1995 and $47,000 in 1996 of accounts payable are payable to this law firm.

The Company provided management services to a mezzanine level small business investment company partnership fund with significant common shareholders for which it received fees of $35,000 in 1994, $250,000 in 1995, and $175,000 in
1996.

Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $791,000, $873,000, and $694,000 at December 31, 1994, 1995, and 1996, respectively. The Company also has notes receivable from related parties. (Note 3)

19.        EMPLOYEE RETIREMENT PLAN

The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan provides for employee and Company contributions, subject to certain limitations. Company matching contributions are 35% of employee contributions to a maximum of 6% of compensation for each employee. The Company plans to increase its matching contribution to 50% in 1997. The Company's contributions under the plan totaled approximately $95,000 in 1994, $76,000 in 1995, and $60,000 in 1996. In 1997, the plan was amended to allow employees who have completed 30 days of service to participate in the plan, and the matching contribution was changed to 50%.

20.        RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the FASB issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB's objective is to develop consistent accounting standards for those transactions, including determining when financial assets should be considered sold and derecognized from the statement of financial position and when related revenues and expenses should be recognized. The approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. The statement is not expected to have a significant impact on the accounting practices of the Company and is generally effective for transactions entered into after December 31, 1996. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997.

21.        CONTINGENCIES AND LOAN COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1996 related to these items is summarized below:

                                                                                            Contract
                                                                                             Amount
                                                                                        -----------------
                                                                                         (in thousands)
Loan commitments:
   Approved loan commitments                                                            $         111,361
   Unadvanced portion of loans                                                                     18,070
                                                                                        -----------------
Total loan commitments                                                                  $         129,431
                                                                                        =================


Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

Commitments outstanding at December 31, 1996 consist of adjustable rate commercial loans and fixed rate residential mortgage loans of $45,680,000 and $83,751,000, respectively, at rates ranging from 8% to 18%. Commitments to originate loans generally expire within 30 days to 60 days.

From time to time, the Company or its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on the business, financial condition, results of operations or cash flows of the Company taken as a whole.

The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 1996, the Company had no outstanding forward commitment contracts.

The Company has accrued $51,000 for a former operating location to record the potential liability for environmental contamination at this site. The Company believes that the total cost for this environmental liability will not exceed the amount accrued.

22.       FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, property and equipment and other assets and liabilities.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

RECEIVABLES

For residential mortgage loans, commercial loans and automobile loans fair value is estimated using the market prices received on recent sales or securitizations of these loans in the secondary market.

MORTGAGE LOANS HELD FOR SALE

Fair value for mortgage loans held for sale is determined using the anticipated price to be derived from the sale of the mortgage loans in the secondary market.

EXCESS SERVICING RECEIVABLE

Fair value of the excess servicing receivable is determined based on the discounted present value of the remaining excess estimated future cash flows using estimated prepayment and default rates and discount rates anticipated in similar instruments.

INVESTMENT IN ASSET-BACKED SECURITIES

Fair value of the investment in asset-backed securities approximates the carrying amount. Fair value is determined based on the discounted present value of the remaining estimated future cash flows attributable to the related investment in asset-backed securities using estimated prepayment and default rates and discount rates anticipated in similar instruments.

INVESTOR SAVINGS

Due to their short-term maturity, usually one year, the fair value of the notes due investors and subordinated debentures is the current carrying amount.

NOTES PAYABLE TO BANKS AND OTHER

The fair value of notes payable to banks and other approximates the carrying amount. Rates with similar terms and maturities currently available to the Company are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT

The fair value of commitments to extend credit is determined by using the anticipated market prices that the loans will generate in the secondary market.

COMMON STOCK
===============================================================================
EMERGENT GROUP, INC. AND SUBSIDIARIES

Traded --

The Company's Common stock is traded on the NASDAQ National Market.

The Company is included in the National Association of Securities Dealers, Inc.
(NASD) Automated Quotation System. At March 14, 1997, the closing price was $14.50 for the Company's Common Stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.


                             HIGH AND LOW BID PRICES
-------------------------------------------------------------------------------
                           COMMON  BID                              COMMON BID
                           -----------                              ----------

QUARTER ENDED             HIGH       LOW     QUARTER ENDED        HIGH    LOW
-----------------------  ---------  ------   -------------------  ------  ------
First Quarter 1995        $1.13     $0.56    First Quarter 1996   $9.00   $4.00

Second Quarter 1995       $1.88     $0.75    Second Quarter 1996  $12.50  $9.00

Third Quarter 1995        $5.50     $1.75    Third Quarter 1996   $12.00  $7.50

Fourth Quarter 1995       $6.50     $2.00    Fourth Quarter 1996  $14.50  $10.50


OUTSTANDING -     9,144,430 shares Common as of March 14, 1997

SHAREHOLDERS
OF RECORD -       860 Common as of March 14, 1997

DIVIDENDS -       No dividends were paid or declared during 1996 or 1995
                  No cash dividends are expected to be paid on the Common Stock for the forseeable future

TRANSFER AGENT AND REGISTRAR:

                  First Union Bank of North Carolina
                  301 South Tryon Street, M-12
                  Charlotte, North Carolina 28288

GENERAL INFORMATION
=============================================================================
EMERGENT GROUP, INC.

BOARD OF DIRECTORS

JOHN M. STERLING, JR. - Chief Executive Officer and Chairman of the Board of
                        Emergent Group, Inc.

KEITH B. GIDDENS - President and Chief Operating Officer of Emergent Group,
                   Inc.

ROBERT S. DAVIS - Vice President -Administration of Emergent Group, Inc.

CLARENCE B. BAUKNIGHT - Chairman of the Board of Enterprise Computer Systems,
                        Inc.

TECUMSEH HOOPER, JR. - President, Mid-South Region of IKON Office Solutions,
                       Inc.

JACOB H. MARTIN - Retired, former Chairman of Standard Car Truck Company

BUCK MICKEL - Chairman of the Board and Chief Executive Officer of RSI Holdings,
              Inc.

PORTER B. ROSE - President of Liberty Insurance Services, Inc. and Liberty
                 Investment Group, Inc.; Chairman of Liberty
                 Capital Advisors, Inc. and Liberty Properties Group, Inc.


SEC FORM 10-K
Upon written request the Company will provide, without charge, a copy of its 1996 Annual Report to Shareholders on Form 10-K as filed with the Securities and Exchange Commission (including financial statements and schedules but excluding exhibits). Requests for this document should be directed to Robert S. Davis, Vice President - Administration, Emergent Group, Inc., P.O. Box 17526, Greenville, SC 29606.


INDEPENDENT AUDITORS
KPMG Peat Marwick LLP
Greenville, South Carolina

GENERAL COUNSEL
Wyche, Burgess, Freeman & Parham, P.A.
Greenville, South Carolina

ANNUAL MEETING
===============================================================================
EMERGENT GROUP, INC.

ANNUAL MEETING

The 1997 meeting of holders of Emergent Group, Inc. Common Stock is scheduled to be held on Tuesday, May 27, 1997 at 9:00 a.m. at the Hyatt Regency Hotel, 220 North Main Street, Greenville South Carolina.





  EXECUTIVE OFFICERS

  John M. Sterling, Jr.  Chairman and Chief Executive Officer

  Keith B. Giddens       President and Chief Operating Officer

  Kevin J. Mast          Vice President, Chief Financial Officer and Treasurer

  Robert S. Davis        Vice President - Administration

  C. Thomas Wyche        Secretary



  DIVISIONAL OFFICERS

  Dennis W. Canupp      Chief Operating Officer, Mortgage Loan Division

  Samuel J. Couvillion  Chief Operating Officer, Small Business Loan Division

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                1995                                  1996
                                                     ---------------------------            --------------------------
                                                     CARRYING            FAIR                CARRYING           FAIR
                                                      AMOUNT             VALUE                AMOUNT            VALUE
                                                     ---------------------------             --------------------------
                                                           (IN THOUSANDS)                          (IN  THOUSANDS)

Financial Assets:
   Cash and cash equivalents                         $   1,260           $  1,260            $  1,276           $  1,276
   Restricted cash                                         912                912               5,319              5,319
   Loans receivable, net                               103,865            107,520              84,966             89,493
   Mortgage loans held for sale                         22,593             23,526             100,063            104,066
   Excess servicing receivable, net                      2,054              2,054               4,315              4,700
   Investment in asset-backed securities, net              865                865               3,581              3,935

Financial Liabilities:
   Notes payable to banks and other                  $  31,633           $ 31,633            $ 55,494           $ 55,494
   Notes due to investors                               82,132             82,132              97,987             97,987
   Subordinated debentures                              16,185             16,185              16,115             16,115

Commitments to extend credit                            84,157             89,711             129,431            136,628


                          ANNUAL REPORT ON FORM 10-K


                         LIST OF FINANCIAL STATEMENTS


                               CERTAIN EXHIBITS
                         YEAR ENDED DECEMBER 31, 1996

                             EMERGENT GROUP, INC.

                          GREENVILLE, SOUTH CAROLINA

                                  Form 10-K

                    Emergent  Group, Inc. and Subsidiaries

                         List of Financial Statements


The following consolidated financial statements of Registration and subsidiaries included in the Company's Annual Report to the Shareholders for the year ended December 31, 1996 are incorporated herein by reference in item 8:

Consolidated Financial Statements of Emergent Group, Inc., and subsidiaries:

     Report of Independent Auditors for the year ended December 31, 1996 Report of Independent Auditors for each of the two years in the period ended
                              December 31, 1995

           Consolidated Balance Sheets - December 31, 1995 and 1996

 Consolidated Statement of Income - Years ended December 31, 1994, 1995, and
                                     1996

Consolidated Statement of Shareholders' Equity - Years ended December 31, 1994,
                                1995 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1995, and 1996


                  Notes to Consolidated Financial Statements

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMERGENT GROUP, INC.
                                        -------------------------------------
                                        Registrant

March 24, 1997                          \s\ John M. Sterling, Jr.
-----------------------------           --------------------------------------
(Date)                                  John M. Sterling, Jr.
                                        Board of Directors and Chief Executive
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

\s\ Robert  S. Davis                    \s\ Tecumseh Hooper, Jr.
----------------------------------      -------------------------------------
Robert S. Davis                         Tecumseh Hooper, Jr.
Vice President-Administration           Director
Director

\s\ John M. Sterling, Jr.               \s\ Clarence B. Bauknight
----------------------------------      -------------------------------------
John M. Sterling, Jr.                   Clarence B. Bauknight
Chairman of the Board of Directors      Director
and Chief Executive Officer

\s\ Buck Mickel                         \s\ Porter B. Rose
----------------------------------      -------------------------------------
Buck Mickel                             Porter B. Rose
Director                                Director

\s\ Jacob H. Martin                     \s\ Keith B. Giddens
----------------------------------      -------------------------------------
Jacob H. Martin                         Keith B. Giddens
Director                                President and Chief Operating Officer
                                        Director

March 24, 1997                          \s\ Kevin J. Mast
---------------------------------       -------------------------------------
(Date)                                  Kevin J. Mast
                                        Vice President, Chief Financial Officer
                                        and Treasurer