Form 10-K/A
period 1996-12-31
EMERGENT GROUP INC
filed 1997-04-11
CIK 277028

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                 FORM 10-K/A

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED December 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NO. 0-8909
                             ---------------------
                              EMERGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

               SOUTH CAROLINA                                   57-0513287
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

       15 SOUTH MAIN STREET, SUITE 750                             29601
         GREENVILLE, SOUTH CAROLINA                             (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code 864-235-8056

             Securities Registered Under Section 12(B) of the act:

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

                                      NONE

             Securities Registered Under Section 12(G) of the act:

                              TITLE OF EACH CLASS

                          COMMON STOCK, PAR VALUE $.05

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
     As of March 14, 1997, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $104,083,349.
     As of March 14, 1997, the shares outstanding of the issuer's class of common stock were as follows: 9,144,430.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 27, 1997 are incorporated by reference into
Part III hereof.
     Portions of the Company's Annual Report to the shareholders for the year ended December 31, 1996, are incorporated by reference into Part II hereof.

================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMERGENT GROUP, INC.
                                            ------------------------------------
                                            Registrant

                                            /s/ JOHN M. STERLING, JR.
                                            ------------------------------------
                                            John M. Sterling, Jr.
                                            Board of Directors and Chief
                                            Executive Officer

March 24, 1997
-----------------------------------------
(Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT S. DAVIS                                /s/ TECUMSEH HOOPER, JR.
--------------------------------------------       --------------------------------------------
Robert S. Davis                                    Tecumseh Hooper, Jr.
Vice President-Administration Director             Director

/s/ JOHN M. STERLING, JR.                          /s/ CLARENCE B. BAUKNIGHT
--------------------------------------------       --------------------------------------------
John M. Sterling, Jr.                              Clarence B. Bauknight
Chairman of the Board of Directors and Chief       Director
Executive Officer

/s/ BUCK MICKEL                                    /s/ PORTER B. ROSE
--------------------------------------------       --------------------------------------------
Buck Mickel                                        Porter B. Rose
Director                                           Director

/s/ JACOB H. MARTIN                                /s/ KEITH B. GIDDENS
--------------------------------------------       --------------------------------------------
Jacob H. Martin                                    Keith B. Giddens
Director                                           President and Chief Operating Officer
                                                   Director

                                                   /s/ KEVIN J. MAST
                                                   --------------------------------------------
                                                   Kevin J. Mast
                                                   Vice President, Chief Financial Officer and
                                                   Treasurer

March 24, 1997
-----------------------------------------
(Date)

Exhibit Index

11.1    --   Statement re. computation of earnings per share.