Form 10-Q
period 1997-03-31
EMERGENT GROUP INC
filed 1997-05-14
CIK 277028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .
                                                    ----------  -----------
                          COMMISSION FILE NUMBER 0-8909

                             -----------------------


                              EMERGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                                57-0513287
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                                 P. O. BOX 17526
                        GREENVILLE, SOUTH CAROLINA 29606
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   864-235-8056




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                             Outstanding at April 30, 1997
----------------------------------------         -----------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                    9,147,362

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997




                                      INDEX


PART I.             FINANCIAL INFORMATION                                                        Page

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of
                           December 31, 1996 and March 31, 1997                                    4

                    Consolidated Statements of Income
                           for  the three months ended March 31, 1996
                           and March 31, 1997                                                      6

                    Consolidated Statements of Cash Flows
                           for the three months ended March 31, 1996 and
                           March 31, 1997                                                          7

                    Notes to Consolidated Financial Statements                                     9

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          10

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             17
Item 2.             Changes in Securities                                                         17

Item 3.             Defaults Upon Senior Securities                                               17

Item 4.             Submission of Matters to a Vote of Security Holders                           17

Item 5.             Other Information                                                             17

Item 6.             Exhibits and Reports on Form 8-K                                              17

                          PART I. FINANCIAL INFORMATION

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         MARCH 31,
                                                                         DECEMBER 31,       1997
                                                                             1996       (UNAUDITED)
                                                                         ------------   -----------
                                     ASSETS
Cash and cash equivalents                                                 $   1,276      $   1,426

Restricted cash                                                               5,319          5,156

Loans receivable:
      Loans receivable                                                       89,469         92,963
      Mortgage loans held for sale                                          100,063        106,822
                                                                          ---------      ---------
                  Total loans receivable                                    189,532        199,785
      Less allowance for credit losses                                       (3,084)        (3,354)
      Less unearned discount, dealer reserves and deferred fee income        (1,419)        (1,407)
                                                                          ---------      ---------
                  Net loans receivable                                      185,029        195,024
Other receivables:
      Accrued interest receivable                                             2,087          2,114
      Other receivables                                                       4,459          1,695
                                                                          ---------      ---------
                  Total other receivables                                     6,546          3,809
Investment in asset-backed securities, net of allowance
      for losses of $354 in 1996 and $849 in 1997                             3,581          6,197
Interest-only strip security, net of allowance for losses of
      $848 in 1996 and $2,877 in 1997                                         4,315          9,930
Property and equipment                                                        8,875         11,604
Less accumulated depreciation                                                (1,698)        (2,118)
                                                                          ---------      ---------
                 Net property and equipment                                   7,177          9,486
Excess of cost over net assets of acquired
      businesses, net of accumulated amortization
      of $781 in 1996 and $828 in 1997                                        2,722          2,674

Real estate and personal property acquired through foreclosure                4,720          4,561
Other assets                                                                  3,464          4,376
                                                                          ---------      ---------

TOTAL ASSETS                                                              $ 224,149      $ 242,639
                                                                          =========      =========



See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                                               MARCH 31
                                                                                DECEMBER 31,    1997
                                                                                  1996       (UNAUDITED)
                                                                                -----------  -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable to banks                                                        $  55,494      $  69,459

  Subordinated investor savings:
    Notes payable to investors                                                     97,987        100,971

    Subordinated debentures                                                        16,115         17,994
                                                                                ---------      ---------

              Total subordinated investor savings                                 114,102        118,965

  Other accrued liabilities                                                         3,958          3,357
  Remittance due to loan participants                                               3,519          2,899
  Accrued interest payable                                                            597            766
                                                                                ---------      ---------

              Total other liabilities                                               8,074          7,022
                                                                                ---------      ---------

Total liabilities                                                                 177,670        195,446
Minority interest                                                                    (156)          --

Shareholders' equity:
  Common stock, par value $0.05 per share authorized 30,000,000 shares in
             1996 and 1997; issued and outstanding 9,141,131 shares
             in 1996 and 9,146,030 shares in 1997                                     457            457

  Capital in excess of par value                                                   33,150         33,305
  Retained earnings                                                                13,028         13,431
                                                                                ---------      ---------

Total shareholders' equity                                                         46,635         47,193
                                                                                ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 224,149      $ 242,639
                                                                                =========      =========


See Notes to Unaudited Financial Statements

                          EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (in thousands except share data)


                                                      Three Months Ended
                                                            March 31,
                                                       1996          1997
                                                   -----------    -----------
REVENUES:

Interest income                                    $     4,324    $     6,207
Servicing income                                           536          1,145
Gain on sale of loans                                    3,018          6,218
Management fees                                            111            128
Loan fee income                                            221          5,878
Other income                                                72            109
                                                   -----------    -----------
     Total revenues                                      8,282         19,685

EXPENSES:

Interest expense                                         2,741          3,727
Provision for credit losses                                911          2,073
Salaries, wages and employee benefits                    1,824          8,045
Depreciation                                               151            423
Amortization                                                81            144
Legal, audit and professional fees                         149            689
Travel and entertainment                                   140            524
Telephone                                                  107            398
Other general and administrative expense                   775          3,062
                                                   -----------    -----------
     Total expenses                                      6,879         19,085
                                                   -----------    -----------

Income before income taxes and minority interest         1,403            600

Provision for income taxes:
     Current                                                70            378
     Deferred                                              (28)          (336)
                                                   -----------    -----------
                                                            42             42
                                                   -----------    -----------
Income before minority interest                          1,361            558

Minority interest in (earnings) loss of
          subsidiaries                                     (12)          (156)
                                                   -----------    -----------
NET INCOME                                         $     1,349    $       402
                                                   ===========    ===========

Earnings per share                                 $      0.20    $      0.04
                                                   ===========    ===========

Weighted average shares outstanding                  6,735,996      9,351,096
                                                   ===========    ===========


See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      1996         1997
                                                                                   ---------    ---------
OPERATING ACTIVITIES:

 Net income                                                                        $   1,349    $     402
 Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
 Depreciation and amortization                                                           232          567
 Provision for deferred income taxes                                                     (28)        (336)
 Provision for credit losses                                                             911        2,073
 Loans originated with intent to sale                                                (69,672)    (198,392)
 Principal proceeds from loans sold                                                   65,844      101,576
 Proceeds from securitization of loans                                                13,489       79,825
 Other                                                                                   457          146
 Changes in operating assets and liabilities increasing (decreasing) cash:
     Restricted cash                                                                   2,072          163
     Other receivables                                                                   626        2,870
     Interest-only strip security                                                       (169)      (5,615)
     Accounts payable, income taxes payable,
          and other accrued liabilities                                               (1,178)        (601)
     Remittance due to loan participants                                                (176)        (620)
     Accrued interest payable                                                            (57)         169
     Accrued interest receivable                                                         (63)         (27)
     Other assets                                                                     (4,046)      (1,430)
                                                                                   ---------    ---------

Net cash provided by (used in) operating activities                                $   9,591    $ (19,230)

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited) - (Continued)
                                 (in thousands)

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                           1996         1997
                                                                                                         ---------    ---------
INVESTING ACTIVITIES:

 Loans originated for investment purposes                                                                $ (16,786)   $ (22,996)
 Principal collections on loans not sold                                                                    12,958       24,754
 Principal collections on asset-backed securities                                                               48          177
 Proceeds from sale of real estate and personal
          property acquired through foreclosure                                                                751        1,503
 Purchase of property and equipment                                                                           (395)      (2,736)
 Other                                                                                                         (28)        (162)
                                                                                                         ---------    ---------
Net cash provided by (used in) investing activities                                                         (3,452)         540
FINANCING ACTIVITIES:

Advances under notes payable to banks                                                                       76,861      225,997
Payments on notes payables to banks                                                                        (88,663)    (212,032)
Net increase in notes payable to investors                                                                   5,746        2,984
Net (decrease) increase in subordinated debentures                                                             (10)       1,879
Proceeds from exercise of stock options and warrants                                                           162           12
                                                                                                         ---------    ---------

Net cash provided by (used in) financing activities                                                         (5,904)      18,840
                                                                                                         ---------    ---------

Net increase in cash and cash equivalents                                                                      235          150

Cash and cash equivalents at beginning of year                                                               1,560        1,276
                                                                                                         ---------    ---------

Cash and cash equivalents at March 31                                                                    $   1,795    $   1,426
                                                                                                         =========    =========





See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income for the three-month periods ended March 31, 1996 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position results of operations, and cash flows of the Company.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1996, from which the consolidated balance sheet as of that date is derived.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE 2--INTEREST AND INCOME TAXES

For the three-month periods ended March 31, 1996 and 1997, the Company paid interest of $2,800,000 and $3,560,000, respectively.

For the three-month periods ended March 31, 1996 and 1997, the Company paid income taxes of $22,000 and $68,000, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1997, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $925,000. The investments were secured by U.S. Government securities pledged by the banks.

NOTE 4 - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of certain mortgage, SBA and auto loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE 5 - SECURITIZATION OF LOANS

In March of 1997, the Company securitized $77,526,000 of mortgage loans. The securitization was effected through a trust fund (the "Trust"), the ownership of which is represented by Class A and Class R certificates. The Trust serves as a real estate mortgage investment conduit ("REMIC") for federal income tax purposes. The Class A certificates were purchased by investors, while the Company retained the Class R certificate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein.

FORWARD-LOOKING INFORMATION

         Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, adverse consequences of changes in interest rate environment, uncreditworthiness of borrowers and risk of default, limited operating history of retail lending operations, termination of strategic alliance agreements and mortgage banker relationships, general economic conditions in the Company's markets, including inflation, recession, interest rates, and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, loss of operating loss carryforwards, impact of competition, regulation of lending activities, changes in the regulatory environment, and dependence on key executives.

GENERAL

         The Company is a diversified financial services company headquartered in Greenville, South Carolina, which originates, services, and sells mortgage loans, small business loans, including loans partially guaranteed by the U.S. Small Business Administration, ("SBA"), and auto loans.

FINANCIAL CONDITION

MARCH 31, 1997

         Net Loans receivable increased $10.0 million to $195.0 million at March 31, 1997, from $185.0 million at December 31, 1996. The increase in loans held for sale was due primarily to the fact that loans originated and purchased exceeded loan sales. The Company's total originations for the three months ended March 31, 1997, increased 141% to $205.2 million from $85.0 million in the comparable period last year. The Company's mortgage loan division accounted for 93% of the total loan originations, with 5% resulting from its small business loan division and the remaining 2% coming from its auto loan division. Retail mortgage loan production is continuing to grow at a faster pace than the wholesale mortgage loan distribution channel. The March retail production of $40.3 million exceeds December's retail production by more than 120% as the Company's expansion and marketing efforts relating to its HomeGold(TM) product continue to generate favorable results. The March wholesale production of $37.5 million exceeds December's wholesale production by more than 33%. Total retail mortgage loan production was $91.1 million for the first quarter of 1997, while mortgage loans originated through wholesale channels were $100.1 million for the quarter. The Company began its retail operations in April 1996. The Company sold or securitized a total of $125.8 million of loans in the first quarter of 1997. The loan sales consisted of $39.9 million in whole-loan, servicing-released cash sales of mortgage loans, $77.5 million associated with a mortgage loan securitization transaction, and $8.4 million of loans related to the Company's small business loan division, consisting of both the sale of the guaranteed portions of SBA loans into the secondary market as well as completing the pre-funding portion of the Company's November securitization of unguaranteed
SBA loans.

         The increase in investment in asset-backed securities of $2.6 million is due to the retention of the residual interest certificate to the Company's mortgage loan securitization completed in the first quarter of 1997.

         The Interest-only strip security increased by $5.6 million to $9.9 million at March 31, 1997, from $4.3 million at December 31, 1996. This increase was due to the estimated present value of the excess cash flow on loans sold with servicing retained of $5.8 million offset by amortization of $160,000.

         Property, plant, and equipment, net, increased by $2.3 million to $9.5 million at March 31, 1997, from $7.2 million at December 31, 1996. The Company purchased additional computer equipment to provide system improvements and equipment supporting electronic document generation, storage, and retrieval, and purchased additional furniture and office equipment in connection with the expansion of its retail operations and servicing center.

         The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements. At March 31, 1997, the Company had notes payable to banks of $69.5 million, which compares with $55.5 million at December 31, 1996, an increase of $14.0 million.

         Total shareholders' equity at March 31, 1997, was $47.2 million, which compares with $46.6 million at December 31, 1996, an increase of $558,000. This increase resulted from net income of $402,000 for the three months ended March 31, 1997, $12,000 in proceeds from the exercise of stock options, and $144,000 in partnership interests contributed to the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Total revenues increased $11.4 million, or 137%, from $8.3 million for the three-month period ended March 31, 1996, to $19.7 million for the three-month period ended March 31, 1997. The increase in revenues resulted principally from increases in interest and servicing revenue, gain on sale of loans, and loan fee income.

         Interest income increased $1.9 million, or 44%, from $4.3 million for the three-month period ended March 31, 1996, to $6.2 million for the three-month period ended March 31, 1997. This increase was due principally to the growth in the serviced loan portfolio in the mortgage loan division. Interest revenue earned by the mortgage loan division increased $1.9 million, or 61%, from $3.1 million for the three-month period ended March 31, 1996, to $5.0 million for the three-month period ended March 31, 1997. Total serviced loans for the mortgage loan division increased from $93.3 million at March 31, 1996, to $237.1 million at March 31, 1997, an increase of 154%.

         Servicing income increased $610,000, or 114%, from $536,000 for the three-month period ended March 31, 1996, to $1.1 million for the three-month period ended March 31, 1997. This increase was due to the securitization of the unguaranteed portion of SBA loans in November of 1996 and the securitization of mortgage loans in March of 1997. The Company's total serviced portfolio increased $173.9 million, or 75%, from $230.5 million at March 31, 1996, to $404.4 million at March 31, 1997.

         Gain on sale of loans increased $3.2 million, or 107%, from $3.0 million for the three-month period ended March 31, 1996, to $6.2 million for the three-month period ended March 31, 1997. This increase resulted mainly from the securitization of mortgage loans in March of 1997. The mortgage loan division securitized $77.5 million in mortgage loans and reported a gain of $3.6 million.

         Loan fee income increased $5.7 million, or 2,579%, from $221,000 for the three-month period ended March 31, 1996, to $5.9 million for the three-month period ended March 31, 1997. The increase was due principally to the increase in the Company's retail mortgage loan originations. The Company began its retail operations in April 1996, and generated $91.1 million in mortgage loans in the first quarter of 1997 through its retail operations.

         Management fees increased $17,000, or 15%, from $111,000 for the three-month period ended March 31, 1996, to $128,000 for the three-month period ended March 31, 1997. These management fees were paid to the Company by the venture capital and mezzanine level lending funds managed by the Company.

         Other revenues increased $37,000, or 51%, from $72,000 for the three-month period ended March 31, 1996, to $109,000 for the three-month period ended March 31, 1997. Other revenues are comprised principally of insurance commissions. The increase in other revenues resulted principally from the increase in the Company's loan originations.

         Total expenses increased $12.2 million, or $177%, from $6.9 million for the three-month period ended March 31, 1996, to $19.1 million for the three-month period ended March 31, 1997. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

         Interest expense increased $1.0 million, or 37%, from $2.7 million for the three-month period ended March 31, 1996, to $3.7 million for the three-month period ended March 31, 1997. The increase was due principally to increased borrowings by the mortgage loan division associated with increased loan originations. Borrowings attributable to the mortgage loan division, both under the credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $57.2 million, or 51%, from $111.2 million as of March 31, 1996, to $168.4 million as of March 31, 1997. Interest expense in the mortgage loan division increased $1.2 million, or 55%, from $2.2 million for the three-month period ended March 31, 1996, to $3.4 million for the three-month period ended March 31, 1997. Total borrowings attributable to the small business loan division increased $1.7 million, or 13%, from $12.7 million as of March 31, 1996, to $14.4 million as of March 31, 1997. The increase was due principally to the increase in loan originations over the past three quarters. Total borrowings attributable to the auto loan division increased $5.6 million from $0 as of March 31, 1996, to $5.6 million as of March 31, 1997. No debt existed as of March 31, 1996 in the auto loan division, due to the proceeds from the securitization of auto loans in March 1996.

         Provision for credit losses increased $1.2 million, or $128%, from $911,000 for the three-month period ended March 31, 1996, to $2.1 million for the three-month period ended March 31, 1997. The provision was made to maintain the general reserves for credit losses associated with loan originations, as well as to increase specific reserves for possible losses with particular loans.

         General and administrative expenses increased $10.1 million, or 315%, from $3.2 million for the three-month period ended March 31, 1996, to $13.3 million for the three-month period ended March 31, 1997. This is a result of increased personnel costs in the mortgage loan division due to the continued expansion in the servicing and production departments, and the increased expenses associated with the ten new retail locations which were not in operation on March 31, 1996. General and administrative expenses increased from 4.7% of average serviced loans at March 31, 1996, to 14.8% at March 31, 1997, principally as a result of the costs associated with the retail mortgage origination facilities and increased servicing capacity.

         Net income decreased $947,000, or 73%, from $1.3 million for the three-month period ended March 31, 1996, to $402,000 for the three-month period ended March 31, 1997. Prior to the first quarter of 1997, the Company sold a substantial majority of its mortgage loans on a whole-loan servicing-released basis for a cash gain of approximately 6%. In the first quarter of 1997, the Company securitized a $77.5 million pool of its mortgage loans, and recognized a gain of 4.6%. By securitizing these loans and building its servicing portfolio, the Company anticipates increasing its future servicing income.

CREDIT QUALITY

         Total delinquencies over 30 days have decreased from 8.41% of total unguaranteed serviced loans at December 31, 1996, to 7.19% at March 31, 1997. This decline in delinquencies is consistent across all three business units. Total mortgage loan delinquencies over 30 days decreased from 7.26% at December 31, 1996, to 7.19% at March 31, 1997; commercial loan delinquencies decreased from 7.92% to 5.80%; and auto loan delinquencies decreased from 17.09% to 10.11%. Total net loans charged off in the first quarter of 1997 remained fairly constant with the level experienced in 1996, increasing from 2.47% of average unguaranteed serviced loans outstanding for the year ended December 31, 1996, to 2.49% (annualized) for the first quarter of 1997. Net mortgage loans charged off in the first quarter of 1997 were $375,000 or 0.78% (annualized) of total serviced mortgage loans. Net small business loans charged off in the first quarter of 1997 were $184,000 or 1.61% (annualized) of unguaranteed serviced small business loans. Net auto loans charged off in the first quarter of 1997 were $1.1 million, or 18.97% (annualized) of total serviced auto loans. The allowance for possible losses in the serviced loan portfolio was increased from $4.3 million at December 31, 1996, to $7.1 million at March 31, 1997, which represents 2.02% and 2.31%, respectively, of the unguaranteed serviced loan portfolio outstanding.


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

         Cash and cash equivalents increased from $1.3 million at December 31, 1996, to $1.4 million at March 31, 1997. Cash provided by operating activities decreased from $9.6 million for the three-month period ended March 31, 1996, to net cash used of $19.2 million for the three-month period ended March 31, 1997; cash used in investing activities was $3.5 million for the three-month period ended March 31, 1996, compared to cash provided of $540,000 for the three-month period ended March 31, 1997; and cash from financing activities increased from a use of $5.9 million for the three-month period ended March 31, 1996, to a surplus of $18.8 million for the three-month period ended March 31, 1997. The decrease in cash provided by operations was due principally to the increase in loans originated during the first three-month period of 1997. The improvement in cash provided by investing activities was principally from the increase in principal collections on loans not sold. Cash provided by financing activities was due principally to the cash provided by the sale of subordinated debentures and notes to investors by the mortgage loan division. At March 31, 1997, the Company's credit facilities were comprised of credit facilities of $200 million for the mortgage loan division (the "Mortgage Loan Division Facility"), credit facilities of $50 million for the small business loan division (the "Small Business Loan Division Facility"), and credit facilities of $26 million for the auto loan division (the "Auto Loan Division Facility"). Based on the advance rates contained in the facilities, at March 31, 1997, the Company had aggregate borrowing availability of $107.8 million under the mortgage loan division facility ($49.4 of which was outstanding), $17.3 million under the Small Business Loan Division Facility ($14.4 million of which was outstanding), and $6.5 million of aggregate borrowing availability under the Auto Loan Division Facility ($5.6 million of which was outstanding). The Mortgage Loan Division Facility bears interest at the federal funds rate plus 1.875%, the Small Business Loan Division Facility bears interest at the lender's prime rate, and the Auto Loan Division Facility bears interest at .75% over the lender's prime rate. The credit facilities have terms ranging from one to three years and are renewable upon the mutual agreement of the Company and the respective lender.

         The credit facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, delinquent loans, and minimum adjusted tangible net worth. The credit facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company with respect to declaring or paying dividends, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. At March 31, 1997, the Company's two auto leading subsidiaries were in violation of certain ratios of their debt agreements. The bank has issued a waiver to the Company's auto lending subsidiaries for those violations. The Company believes that it is currently in material compliance with all other covenants.

         The Company sells or securitizes substantially all of its mortgage loans as well as its SBA Loans. The Company has also securitized auto loans. During the three months ended March 31, 1997, the Company securitized 47.5 million of mortgage loans, sold $39.9 million of mortgage loans and $3.8 million of the guaranteed portion of SBA loans, and securitized $4.6 milliion of the guaranteed portion of SBA loans and securitized $4.6 million of the unguaranteed portion of SBA loans relating to the pre-funding of the securitization completed in November, 1996.

         In March 1997, the Company securitized $77.5 million of mortgage loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk. Additional liquidity is not a material factor in the Company's determination to pursue securitizations. In connection with its mortgage loan, SBA loan, and auto loan securitizations, the Company has retained subordinated certificates. The retained subordinated certificates totaled approximately $6.2 million, net of allowances, at March 31, 1997.

         Carolina Investors, Inc. ("CII") engages in the sale of subordinated debentures to investors ("Subordinated Investor Savings"). The Subordinated Investor Savings are comprised of senior subordinated notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the debentures is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended. At March 31, 1997, CII had an aggregate of $101.0 million of senior subordinated notes outstanding bearing a weighted average interest rate of 8.2%, and an aggregate of $18.0 million of subordinated debentures bearing a weighted average interest rate of 5.5%. Both senior subordinated notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. Substantially all of the debentures have one year maturities.

         The Company plans to continue to enhance its management information systems in 1997, as well as to incur additional capital expenditures for the continued general expansion of the Company's business. The Company believes its capital requirements during 1997 will be met from retained earnings and current earnings, although additional capital may be required in the event that business expands significantly more than anticipated or in the event of a material adverse change in the Company's operations.

TAX CONSIDERATIONS

         As a result of the operating losses incurred by the Company under prior management, the Company generated a net operating loss carryforward (" NOL"). At March 31, 1997, the amount of the NOL remaining and available to the Company was approximately $9 million. As a result of the utilization of the NOL, the net income reported by the Company for the year ended December 31, 1996, and for the three months ended March 31, 1997, was approximately $3.4 million and $200,000, respectively, higher than if the NOL were not available to the Company. The NOL expires, to the extent that it is not utilized to offset income, in varying amounts annually through 2001.

         Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL.

         No net deferred tax asset was recognized with respect to the NOL for the year ended December 31, 1996, or for the three months ended March 31, 1997. A valuation allowance equal to the NOL was applied to the NOL in the year ended December 31, 1996, and for the three months ended March 31, 1997.

ACCOUNTING CONSIDERATIONS

         As a fundamental part of its business and financing strategy, the Company sells a substantial majority of its loans with the servicing retained. A portion of the Company's revenue is recognized as gain on sale of loans, which represents cash gains received on whole loan sales, cash gains from sale of the guaranteed portion of SBA loans, and gains representing the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan, or a certificate interest in a securitization trust, in excess of contractual loan servicing fees (the "Excess Cash Flow"). The Company recognizes such gain on sale of loans in the year that such loans are sold, although cash (representing the Excess Cash Flow and servicing fees) is received by the Company over the lives of the loans. Concurrently with recognizing such gain on sale, the Company records a corresponding asset on its consolidated statement of financial condition in an initial amount equal to the estimated present value of the Excess Cash Flow (the "I/O Strip Security"). The I/O Strip Security is computed, in part, based upon the estimated lives of the loans and amortized over the same period. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter.

         The I/O Strip Security is calculated utilizing certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based in part on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the I/O Strip Security may have to be written down through a charge to earnings in the period of adjustment.

INTEREST RATE SENSITIVITY

         Asset/liability managment is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purpose of asset/liability managment is to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities.

         The Company's asset/liability management varies by division. In general with respect to the mortgage loan division, the Company sells a significant portion of its mortgage loan production on a monthly basis and commitments for mortgage loans do not extend beyond 45 days. In the event that the economic conditions necessitate a change in rate, such rate change is communicated to potential borrowers and the Company's published rates are adjusted. In addition, the Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. The

Company's mortgage loans bear interest at a fixed rate. The mortgage loans generally have maturities of 15 to 30 years while the line of credit used to fund these loans has a one-year maturity and bears interest at a variable rate. Accordingly, the Company has duration risk and interest rate risk on its mortgage loans prior to sale or securitization. During the first quarter of 1997, the Company began securitizing a portion of its mortgage loan production, and plans to continue to do so on a quarterly basis, and accordingly a portion of its loans will be held in its portfolio for up to 90 days. This exposes the Company to increased interest rate risk during that holding period. Once the securitization is completed, the loans are sold and the Company no longer bears any interest rate risk or duration risk for the loans. The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held; ii) the Company from time to time enters into treasury lock agreements at agreed upon rates, or hedges through cash or futures to lock into treasury rates at a given point in time as the loans are originated.

         With respect to the small business loan division, the Company only originates variable rate loans, which adjust on the first day of each calendar quarter. The funding for these loans are variable rate, which adjust on the first day of each month. Therefore, interest rate risk exists for a maximum period of 60 days, due to the Small Business Loan Credit Facility having a variable rate which adjusts monthly. The SBA loans generally have maturities from 7 to 25 years, while the line of credit used to fund these loans has a much shorter maturity. Accordingly, the Company has duration risk on its SBA loans prior to sale or securitization. The Company bears no interest rate risk or duration risk relating to its securitized SBA loans or the sold guaranteed SBA loan participations.

         With respect to the auto loan division, the Company's spread is in excess of 15%. All of the Company's auto loans are fixed rate loans. The contractual terms of the loans are generally three to four years, but the actual life approximates 18 months after considering the estimated constant prepayment rate. Because the Company's funding for these loans are variable rate while the funded loans are fixed rate, the Company bears both interest rate risk and duration risk on its auto loans prior to securitization. The Company believes that this interest rate spread provides adequate margin to allow for any potential increase in interest rates, given the relatively short term of these loans. Further, the Company no longer bears any interest rate risk or duration risk relating to its securitized auto loans.

         The Company's average interest rates earned for the three months ended March 31, 1996 and 1997, were 16.04% and 14.20%, respectively, computed on a simple average monthly basis. The Company's average interest rates paid for the three months ended March 31, 1996 and 1997, were 8.11% and 7.32%, respectively, which resulted in an average interest rate spread of 7.93% and 6.88%, respectively.

                         PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                      None

Item 2.           Changes in Securities
                      None

Item 3.           Defaults Upon Senior Securities
                      None

Item 4.           Submission of Matters to a Vote of Security Holders
                      None

Item 5.           Other Information
                      None

Item 6.           Exhibits and Reports on Form 8-K
                      a)  Exhibits
                           10.22.   Amended and restated Mortgage Loan
                                    Warehousing Agreement dated March 20, 1997, between First Union National Bank of North Carolina and Emergent Mortgage Corp. (Any exhibits and schedules concerning exhibit
                                    10.22 that have been omitted will be
                                    provided to the Commission upon request).

                           27.      Financial Data Schedule (for SEC use only).

                      b)  Reports on Form 8-K
                             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EMERGENT GROUP, INC.

Date:  May 14, 1997
                                      By:    /s/ Kevin J. Mast
                                      -------------------------------
                                      Kevin J. Mast,
                                      Vice President, Chief Financial
                                      Officer, and Treasurer