Form 10-Q
period 1997-06-30
EMERGENT GROUP INC
filed 1997-08-13
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15 (d) of the Securities Exchange Act Of 1934 For The Period Ended JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                                Outstanding at July 31, 1997
---------------------------------------             ----------------------------
Common Stock, par value $0.05 per share                      9,650,691

                     EMERGENT GROUP, INC. AND SUBSIDIARIES
                                   Form 10-Q
                          Quarter Ended JUNE 30, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
                  December 31, 1996 and June 30, 1997                          4

         Consolidated Statements of Income
                  for  the six months and three months ended
                  June 30, 1996 and June 30, 1997                              6

         Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1996 and
                  June 30, 1997                                                7

         Notes to Consolidated Financial Statements                            9

Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition               12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities                                                26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     27


                                      (2)

PART I.  FINANCIAL INFORMATION

                                      (3)

                     EMERGENT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                     JUNE 30,
                                                 DECEMBER 31,         1997
                                                    1996           (Unaudited)
                                                 ____________      ____________

                                 ASSETS
                                 ______
Cash and cash equivalents                         $    1,276         $    2,445

Restricted cash                                        5,319              3,176

Loans receivable:

  Loans receivable                                    89,469            117,182

  Mortgage loans receivable held for sale            100,063            192,881
                                                     _______            _______
        Total loans receivable                       189,532            310,063

  Less allowance for credit losses                    (3,084)            (4,621)

  Less unearned discount, dealer reserves and
  deferred fee income                                 (1,419)            (3,803)
                                                    ________           ________
        Net loans receivable                         185,029            301,639

Other receivables:

  Accrued interest receivable                          2,087              3,225

  Other receivables                                    4,459              4,280
                                                     _______            _______
        Total other receivables                        6,546              7,505

Investment in asset-backed securities, net of
 allowance for losses of $354 in 1996 and $764 in
 1997                                                  3,581              6,959

Interest-only strip security, net of allowance for
 losses of $848 in 1996 and $5,450 in 1997             4,315             18,942

Property and equipment                                 8,875             12,961

Less accumulated depreciation                         (1,698)            (2,613)
                                                     ________           ________
        Net property and equipment                     7,177             10,348

Excess of cost over net assets of acquired
 business, net of accumulated amortization of
 $781 in 1996 and $876 in 1997                         2,722              2,627

Real estate and personal property acquired
 through foreclosure                                   4,720              4,063

Other assets                                           3,464              7,284
                                                      ______             ______
Total Assets                                      $  224,149         $  364,988
                                                  ==========         ==========



See Notes to Unaudited Financial Statements

                     EMERGENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (in thousands)

                                                                     JUNE 30,
                                                 DECEMBER 31,          1997
                                                     1996          (Unaudited)
                                                 ____________      ____________

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ____________________________________

Liabilities:

  Notes payable to banks                          $    55,494       $   174,353

  Subordinated investor savings:
   Notes payable to investors                          97,987           105,730

   Subordinated debentures                             16,115            19,160
                                                      _______           ________
          Total subordinated investor savings         114,102           124,890

Other accrued liabilities                               3,958             4,262

Remittance due to loan participants                     3,519             2,544

Accrued interest payable                                  597             1,784
                                                       ______            ______
          Total other liabilities                       8,074             8,590
                                                       ______            ______

Total liabilities                                     177,670           307,833
Minority interest                                        (156)               -

Shareholders' equity:

  Common stock, par value $0.05 per share-
   authorized 30,000,000 shares in 1996 and
   100,000,000 shares in 1997; issued and
   outstanding 9,141,131 shares in 1996 and
   9,643,157 shares in 1997                                457              482

  Capital in excess of par value                        33,150           38,479
  Retained earnings                                     13,028           18,194
                                                       _______          _______
Total shareholders' equity                              46,635           57,155
                                                       _______          _______
Total Liabilities and Shareholders' Equity        $    224,149       $  364,988
                                                  ============       ==========



See Notes to Unaudited Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                        (in thousands except share data)

                                                  Three months ended         Six Months Ended
                                                       June 30,                  June 30,
                                             1996               1997       1996              1997
                                          ______________   _____________  _____________   _____________
Revenues:
-------------
Interest income                           $   4,051        $    8,817     $   8,375       $   15,024
Servicing income                              1,026             1,940         1,563            3,085
Gain on sale of loans                         4,450            11,889         7,468           18,107
Management fees                                 146               129           257              257
Loan fee income                                 205             7,337           426           13,215
Other income                                    148                67           220              176
                                          __________       ___________    __________      ___________
   Total revenues                            10,026            30,179        18,309           49,864

Expenses:
__________
Interest expense                              2,836             6,055         5,576            9,782
Provision for credit losses                     622             2,599         1,532            4,671
Salaries, wages and employee benefits         2,497            10,715         4,321           18,761
Depreciation                                    182               525           333              947
Amortization                                     81               143           163              288
Advertising and promotional                     199             1,781           290            2,979
Legal, audit and professional fees              191             1,435           340            2,124
Travel and entertainment                        190               663           330            1,187
Telephone                                       123               662           230            1,061
Other general and administrative expense        931             2,505         1,615            4,368
                                             _______           _______       _______          ________
    Total expenses                            7,852            27,083        14,730           46,168
                                             _______           _______       _______          ________
Income before income taxes and minority
 interest                                     2,174             3,096         3,579            3,696

Provision (benefit) for income taxes:
_____________________________________
  Current                                        82               454           154              833
  Deferred                                       (5)           (2,121)          (33)          (2,458)
                                             _______           ________      ________         ________
    Total provision (benefit) for income
     taxes                                       77            (1,667)          121           (1,625)
                                             _______           ________      ________         ________
Income before minority interest               2,097             4,763         3,458            5,321

Minority interest in earnings of
 subsidaries                                    (10)               -            (22)            (156)
                                             ________          ________      _________        _________

Net income                                $   2,087        $    4,763     $   3,436       $    5,165
                                          ----------       -----------    -------------   -------------
Earnings per share                        $    0.31        $     0.51     $    0.51       $     0.55
                                          ----------       -----------   --------------   -------------
Weighted average shares,
 options and warrants outstanding         6,785,457         9,310,153     6,727,674        9,318,050
                                          ===========      ============   =============   =============

See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                             Six Months Ended
                                                                  June 30,
                                                           1996              1997
                                                        __________       ___________
Operating Activities:
______________________

Net income                                            $     3,436      $     5,165

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                                 496            1,235

Provision for deferred income taxes                           (33)          (2,458)

Provision for credit losses                                 1,532            4,672

Loans originated with intent to sell                     (137,940)        (494,857)

Principal proceeds from loans sold                        173,343          175,767

Proceeds from securitization of loans                      14,102          201,034

Payments to securitization certificate holders for
 loan losses                                                   -              (723)

Other                                                       1,136            1,225

Changes in operating assets and liabilities increasing
 (decreasing) cash:

  Restricted cash                                          (2,318)           2,143

  Other receivables                                           922              262

  Interest-only strip security                               (472)         (14,627)

  Accounts payable, income taxes payable, and other
   accrued liabilities                                     (1,039)             189

  Remittance due to loan participants                         639             (975)

  Accrued interest payable                                     70            1,186

  Accrued interest receivable                                 104           (1,110)

  Other assets                                             (1,008)          (1,901)
                                                       _____________     ____________
Net cash provided by (used in) operating
 activities                                           $    52,970      $  (123,773)

See Notes to Unaudited Financial Statements

                        EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) - (Continued)
                                  (In thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                         1996                   1997
                                                      _____________          ___________
Investing Activities:
_______________________

Loans originated for investment purposes             $   (54,289)            $  (62,324)

Principal collections on loans not sold                   23,373                 57,569

Principal collections on asset-backed securities             421                    337

Proceeds from sale of real estate and personal
 property acquired through foreclosure                     1,898                  3,271

Purchase of property and equipment                        (1,271)                (4,136)

Other                                                       (228)                  (280)
                                                    _______________        _______________

Net cash used in investing activities                    (30,096)                (5,563)

Financing Activities:
_____________________
Advances under notes payable to banks                    209,636                535,895

Payments on notes payable to banks                      (221,008)              (417,036)

Net increase in notes payable to investors                 9,230                  7,743

Net increase in subordinated debentures                      526                  3,046

Proceeds from issuance of stock                              213                    857
                                                     ______________        _______________
Net cash (used in) provided by financing activities       (1,403)               130,505
                                                     ______________        _______________
Net increase in cash and cash equivalents                 21,471                  1,169

Cash and cash equivalents at begining of year              1,260                  1,276
                                                     ______________        _______________
Cash and cash equivalents at June 30                 $    22,731           $      2,445
                                                     ______________        _______________

See Notes to Unaudited Financial Statements

                  EMERGENT GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1- BASIS OF PREPARATION

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

The consolidated balance sheet as of June 30, 1997, and the consolidated statements of income for the six-month periods and three-month periods ended June 30, 1996 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1996, from which the consolidated balance sheet as of that date is derived.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

NOTE 2-INTEREST AND INCOME TAXES

For the six-month periods ended June 30, 1996 and 1997, the Company paid interest of $5,506,000 and $8,596,000, respectively.

For the six-month periods ended June 30, 1996 and 1997, the Company paid income taxes of $30,000 and $566,000 respectively.

NOTE 3- CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1997, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $925,000. The investments were secured by U.S. Government securities pledged by the banks.

NOTE 4-RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitizaton of certain mortgage, SBA and auto loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE 5-SECURITIZATION OF LOANS

In March and June of 1997, the Company securitized $77,526,000 and $121,214,000 of mortgage loans, respectively. The securitizations were effected through a trust fund (the "Trust"), the ownership of which is represented by Class A and Class R certificates. The Trust serves as a real estate mortgage investment conduit ("REMIC") for federal income tax purposes. The Class A certificates were purchased by investors, while the Company retained the Class R certificates.

NOTE 6- INCOME TAXES

Total income tax expense was allocated as follows:

                                                                         Six Months
                                    Years Ended December 31,           Ended June 30,
                                        1995        1996              1996       1997
                                       ______      ______            ______     ______
                                                   (in thousands)
Income from continuing operations   $     190   $    718            $   121    $(1,625)
Discontinued operations                   (75)        -                  -          -
                                    ---------   --------            -------    -------

                                    $     115   $    718            $   121    $(1,625)
                                    =========   ========            =======    =======

A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:

                                                                        Six Months
                                    Years Ended December 31,           Ended June 30,
                                       1995         1996              1996       1997
                                      ______       ______            ______     ______
                                                  (in thousands)

Statutory Federal rate of 34% applied
 to pre-tax income from continuing
 operations before minority interest$   1,650   $  3,557            $ 1,220    $ 1,256

State income taxes, net of federal
 income tax benefit                         3        350                 36         81

Change in the beginning of the year
 balance of the valuation allowance
 for deferred tax assets allocated
 to income tax expense                 (1,566)    (3,229)            (1,181)    (3,059)

Nondeductible expenses                      5         17                  5         34

Amoritization of excess cost over
 net assets of acquired businesses         62         64                 22         33

Other, net                                 36        (41)                19         28
                                     ___________ _________          ___________ ________
                                          190        718                121     (1,625)
                                     =========== =========          =========== ========

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                                        Six Months
                                    Years Ended December 31,           Ended June 30,
                                       1995         1996              1996       1997
                                      ______       ______            ______     ______
                                                     (in thousands)

Current
  Federal                           $  100      $   199             $  88    $   260
  State and Local                       49          660                66        573
                                    ______      _______             _____    _______
                                       149          859               154        833

Deferred
  Federal                               27          (11)              (22)    (2,008)
  State and Local                       14         (130)              (11)      (450)
                                    ______      _______              _____   _______
                                        41         (141)              (33)    (2,458)

Total
  Federal                              127          188                66     (1,748)
  State and Local                       63          530                55        123
                                    ______      _______             _____    _______
                                    $  190      $   718             $ 121    $(1,625)
                                    ======      =======             =====    =======

                                   10

Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                       December 31,              June 30,
                                    1995         1996              1997
                                   ______       ______            ______
                                               (in thousands)

Deferred tax liabilities:

 Difference between book and tax
  basis of property              $  (269)      $  (372)          $  (547)

Deferred tax assets:

Differences between book and tax
 basis of deposit base intangibles   165           205               223

Allowance for credit losses        1,202         1,672             4,226

Write-off of notes receivable      1,386           -                  -

AMT credit carryforward              367           586               848

Operating loss carryforward        7,700         4,590               181

Unrealized gain on loans to be
 sold                                382         1,182             2,313
                                 _________    __________         _________
Total gross deferred tax assets   11,202         8,217             7,244

Less valuation allowance         (10,737)       (7,508)           (4,449)
                                 _________    __________         _________
  Net deferred tax asset         $   196      $    337           $ 2,795
                                 =========    ==========         =========
The Valuation Allowance consists of Alternative Minimum Tax Credit carryforwards, net operating loss carryforwards, and deductible temporary differences primarily for Federal income tax purposes.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets.

As of June 30, 1997, the Company has available Federal net operating loss ("NOL") carryforwards of approximately $ 564,000 expiring in 1998 through 2001.

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

In the second quarter, the company reduced its valuation allowance resulting in a net deferred tax asset of $2.8 million. Management based the decision to reduce the valuation allowance by $1.9 million on the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. Two main factors contributed to the current projections for future taxable income. First was the substantial increase in the number of mortgage loans originated in the new Greenville and Phoenix offices. The Indianapolis office continues to show a sizable increase in mortgage loans, also. Together, loan production for the three offices has increased to $50 million per month. Second, the company had a large NOL remaining at the end of 1996. By the second quarter, the Company believed that it would have taxable income for 1997 well in excess of the remaining NOL and that it was no longer necessary to maintain a valuation allowance against the majority of the asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjuction with the Consolidated Financial Statements of the Company appearing elsewhere herein.

General

The Company is a diversified financial services company headquartered in Greenville, South Carolina, which makes mortgage loans, small business loans, and auto loans. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. Since such acquisition through December 31, 1996, the Company has experienced a compounded annual growth rate of 86% in loan originations. Since 1996, the Company has been focused principally on expanding its mortgage loan division and small business loan division, and has recently determined to pursue the divestiture of its auto loan division. The auto loan division has historically originated only a small percentage of total Company loans and is not believed to have the profit potential of the Company's mortgage and small business loan divisions.

The Company's total serviced loans increased from $157.4 million at December 31, 1994, to $214.5 million at December 31, 1995, to $309.1 million at December 31, 1996, and to $636.9 million at June 30, 1997. Mortgage loans have increased during all such periods principally as a result of an increase in the number of mortgage bankers originating loans through the mortgage loan division, as well as increased loan volume from existing mortgage bankers and due to the startup and growth of the retail division. Small business loans have increased due to the opening of additional offices, an increase in the number of commercial loan brokers, which refer loans to the small business loan division, and new product offerings. However, in 1995, the U.S. Small Business Administration ("SBA") adopted certain policies, such as the temporary implementation of a maximum SBA loan amount of $500,000 and the temporary prohibition of the use of SBA loan proceeds for certain refinancings (which temporary limitations were removed in October 1995). Consequently, small business loan volume in 1995 was relatively unchanged from the 1994 level. Auto loans increased during all such periods, prior to 1997, principally as a result of an increase in the number of loan production offices and successful efforts at establishing additional dealer relationships. Beginning in September 1996, the Company curtailed the expansion of its auto loan operations and, consequently, has experienced a decline in auto loan originations since that time.

The following table sets forth certain data relating to the Company's loans at and for the periods indicated:

                                                       Year Ended                Six Months Ended
                                                      December 31,                   June 30,
                                         1994          1995          1996        1996       1997
                                        ______        ______        ______      ______     ______
                                                                (Dollars in thousands)
Mortgage Loans:
Mortgage loans originated             $ 99,373       $ 192,800     $ 328,649    $ 153,802  $ 474,261
Mortgage loans sold                     54,565         127,632       284,794      143,924    158,480
Mortgage loans securitized                 -                -            -            -      198,740
Total mortgage loans (period end)       60,151          88,165       146,231       70,430    247,892
Total serviced mortgage loans (period
 end)                                   60,151          88,165       146,231       70,430    444,472
Average mortgage loans(1)               51,243          74,158        97,281       92,188    215,304
Average serviced mortgage loans (1)     51,243          74,158        97,281       92,188    286,618
Average interest earned (1)              12.37%          12.10%        11.97%       12.24%     10.19%

                                                         Year Ended                Six Months Ended
                                                        December 31,                   June 30,
                                             1994        1995       1996          1996           1997
                                            ______      ______     ______        ______         ______
                                                             (Dollars in thousands)
Small Business Loans:
Small business loans origianted           $  43,123    $  39,560  $  68,210      $  30,583      $  30,996
Small business loans sold                    31,207       25,423     33,060         15,909         17,646
Small business loans securitized                 -        17,063     12,851              -          4,626
Total small business loans (period end)      26,764       20,620     29,386         24,013         44,491
Total serviced small business loans
 (period end)                                88,809      108,696    140,809        125,687        169,891
Total serviced unguaranteed small
 business loans (period end) (2)             18,771       24,867     44,017         32,219         63,043
Average small business loans (1)             22,348       23,692     26,700         20,839         29,652
Average serviced small business loans (1)    73,681       98,753    125,723        116,038        150,249
Average serviced unguaranteed small
 business loans (2) (3)                      15,004       21,819     34,442         28,201         51,030
Average interest earned (1)                   10.11%       10.39%     12.61%         12.61%         14.15%

Auto Loans:
Auto loans originated                     $   7,547    $  17,148   $ 18,287      $  10,052      $   8,488
Auto loans securitized                           -            -      16,107         16,107             -
Total auto loans (period end)                 8,483       17,673     13,916          8,822         17,680
Total serviced auto loans (period end)        8,483       17,673     22,035         21,865         22,556
Average auto loans (1)                        7,247       13,078     11,917         12,138         15,869
Average serviced auto loans (1)               7,247       13,078     21,277         19,883         22,435
Average interest earned (1)                   28.28%      27.40%     23.57%         22.72%         24.12%

Total Loans:
Total loans recievable (period end)      $   95,398    $ 126,458   $189,532      $ 103,265      $ 310,063
Total serviced loans (period end)           157,443      214,534    309,073        217,982        636,919

__________________________________
(1) Averages are computed using beginning and ending balances for the period presented, except that the 1996 and 1997 averages are calculated based on the daily averages for small business loan division and auto loan division and monthly averages for mortgage loan division (rather than the beginning and ending balances).

(2)  Excludes guaranteed protion of SBA loans.

(3) Averages are computed using beginning and ending balances for the period presented.

Operating Cash Flow

The Company expects to operate on a negative cash flow basis due to increases in the volume of loans purchased and originated and due to the growth of its securitization program. The Company's primary operating sources of cash are
(i) excess cash flow received in each period with respect to interest only and residual certificates, (ii) cash payments of contractual an ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances,
(iv) fee income received in connection with its retail mortgage loan originations, and (v) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales. Currently, the Company's primary operating cash uses include the funding of (i) mortgage originations and purchases pending their securitization or sale, (ii) interest expense on CII notes and on warehouse and other financing, (iii) fees, expenses and tax payments incurred in connection with the securitization program, and (iv) ongoing administrative and other operating expenses.

The Company reduces the negative cash flow impact of securitizatons by its ongoing sale of whole loans, the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy.

The table below summarizes cash flows provided by and used in operating activities.

                                        Year Ended              Six Months Ended
                                        December 31,                June 30,
                                   1994      1995     1996       1996      1997
                                   _____      ____    ____       ____      ____
                                             (Dollars in thousands)
Operating Cash Income:
   Servicing fees received and
     excess cash flow from
     securitization trusts       $   694   $ 1,259   $ 3,782  $ 1,757  $ 3,652
   Interest received              10,498    14,549    17,392    8,501   13,913
   Cash gain on sale of loans      4,990     8,987    21,554    6,996    7,295
   Cash loan origination fees
     received                        729      --       4,961    1,463   15,599
   Other cash income                 637       491     1,267      554      447
                                   _____    ______     _____   ______   ______
     Total operating cash income  17,548    25,286    48,956   19,271   40,906

Operating Cash Expenses:
   Securitization costs               --      (266)     (639)    (639)  (1,664)
   Securitization hedge losses        --        --        --       --   (1,606)
   Cash operating expenses        (6,576)   (9,480)  (22,156)  (7,125) (30,480)
   Interest on CII notes and
     warehouse financing          (5,849)   (8,424)  (11,045)  (5,506)  (8,596)
   Taxes paid                       (214)     (267)     (322)     (30)    (566)
                                 ________   _______   _______   ______   ______
     Total operating cash
       expenses                  (12,639)  (18,437)  (34,162) (13,300) (42,912)

    Cash flow due to operating
       cash income and expenses    4,909     6,849    14,794    5,971   (2,006)

    Other Cash Flows:
       Cash (used in) provided
         by other payables and
         receivables               1,080    (4,850)   (6,580)  (2,583)   (2,988)
       Cash provided by (used in)
         loans held for sale      11,984   (13,767)  (67,819)  49,505  (118,779)
       Net cash provided by
         (used in) operating
         activities of
         discontinued operations  (1,253)    1,592        77       77        --
       Net cash provided by
         (used in) operating
         activities               $16,720 $(10,176) $(59,528) $52,970 $(123,773)
                                  ======= ========= ========  ======= =========
Profitability

The principal components of the Company's profitability are (i) net interest revenues associated with the Company's loans receivable, (ii) servicing revenues associated with the Company's loans serviced for others, (iii) gain on sale of mortgage loans associated with securitizations and whole loan sales, (iv) gains resulting from the sale of the SBA loan participations, and (v) loan origination fees generated by the company's retail mortgage loan operation.

The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Financial Statements.

                                        Year Ended              Six Months Ended
                                        December 31,                June 30,
                                   1994      1995     1996       1996      1997
                                   _____      ____    ____       ____      ____
                                           (Percentage of total revenue)

Interest revenue                  58.8%       57.8%   35.5%     45.8%      30.1%
Servicing revenue                  1.1         1.7     6.5       8.5        6.2
Cash gain on sale of loans        27.4        34.2    42.8      38.2       14.6

Non-cash gain on sale of loans     8.0         0.7     4.5       2.6       21.7
Loan fee income                    1.5         2.2     8.2       2.3       26.5
Other Revenues                     3.2         3.4     2.5       2.6        0.9
                                  ----         ----   ----      ----       ----
   Total revenues                100.0%      100.0%  100.0%    100.0%     100.0%
                                 =====       =====   =====     =====      =====
Interest expense                  32.3%       32.5%    21.9%    30.5%      19.6%
General and administrative
   expenses                       40.4        39.6     46.6     41.6       63.6
Provision for credit losses       13.8         9.4     10.7      8.4        9.4
                                 ----         ----     ----      ----      -----
Income from continuing
  operations before income
  taxes                           13.5        18.5     20.8     19.5        7.4
Income tax expense                 2.9         0.8      1.4      0.6       (3.3)
Minority interest                 (0.3)       (0.3)     0.7     (0.1)      (0.3)
Income (loss) from
  discontinued operations          2.6       (14.9)      --       --         --
                                 -----        ------    ----    ----      ------
Net income                        12.9%        2.5%    20.1%    18.8%      10.4%
                                 =====        ======   =====    =====     ======

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Total revenues increased $31.6 million, or 173%, from $18.3 million for the six month period ended June 30, 1996, to $49.9 million for the six month period ended June 30, 1997. The increase in revenues resulted principally from increases in interest revenue, servicing revenue and gain on sale of loans.

    Interest revenue increased $6.6 million, or 79%, from $8.4 million for the six month period ended June 30, 1996, to $15.0 million for the six month period ended June 30, 1997. This increase was due principally to the growth in the serviced loan portfolio of the mortgage loan division. Interest revenue earned by the mortgage loan division increased $5.7 million, or 88%, from $6.5 million for the six month period ended June 30, 1996, to $12.2 million for the six month period ended June 30, 1997.

    Servicing revenue increased $1.5 million, or 94%, from $1.6 million for the six month period ended June 30, 1996, to $3.1 million for the six month period ended June 30, 1997. The increase was due to the securitization of the unguaranteed portion of the SBA loans in November of 1996 and the securitizations of mortgage loans in March 1997 and June 1997. The Company's total serviced portfolio increased $418.9 million, or 192%, from $218.0 million at June 30, 1996, to $636.9 million at June 30, 1997.

    Cash gain on sale of loans increased $299,000, or 4%, from $7.0 million for the six month period ended June 30, 1996, to $7.3 million for the six month period ended June 30, 1997. Non-cash gain on sale of loans increased $10.3 million from $472,000 for the six month period ended June 30, 1996, to $10.8 million for the six month period ended June 30, 1997. The increase resulted primarily from the securitization of mortgage loans in the first and second quarters.

    Loan fee income increased $12.8 million from $426,000 for the six month period ended June 30, 1996, to $13.2 million for the six month period ended
June 30, 1997. The increase was due principally to the increase in the Company's retail mortgage loan originations. The Company began its retail operations in April 1996 and generated $239.6 million in mortgage loans in the first six months of 1997 through its retail operations.

    Other revenues decreased $44,000, or 9%, from $477,000 for the six month period ended June 30, 1996, to $433,000 for the six month period ended June 30, 1997. Other revenues are comprised principally of insurance commissions.

    Total expenses increased $31.5 million, or 214%, from $14.7 million for the six month period ended June 30, 1996, to $46.2 million for the six month period ended June 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

    Interest expense increased $4.2 million, or 75%, from $5.6 million for the six month period ended June 30, 1996, to $9.8 million for the six month period ended June 30, 1997. The increase was due principally to increased borrowings by the mortgage loan division associated with increased loan originations. Borrowings attributable to the mortgage loan division, both under the Credit Facilities and in conneciton with the sales of CII subordinated investor savings, totaled $264.7 million as of June 30, 1997, which represented an increase of

145%, compared to $108.1 million as of June 30, 1996. Borrowings attributable to the small business loan division totaled $28.4 million as of June 30, 1997, which respresented an increase of 78%, compared to $16.0 million as of June 30, 1996. This increase in debt resulted principally from the loan origination activity for the six month period ended June 30, 1997, as compared to the same period in 1996.

    Provision for credit losses increased $3.2 million, or 213%, from $1.5 million for the six month period ended June 30, 1996, to $4.7 million for the six month period ended June 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loan growth, as well as to fund specific reserves for possible losses associated with particular loans.

    General and administrative expenses increased $24.1 million, or 317%, from $7.6 million for the six month period ended June 30, 1996 to $31.7 million for the six month period ended June 30, 1997. This primarily resulted from increased personnel and other costs which increased from $4.3 million in the first six months of 1996 to $18.8 million in the first months of 1997 and resulted principally from the continued expansion in the servicing and underwriting areas and increased expenses associated with nine new retail locations. In addition, advertising and promotion expenses increased $2.7 million to $3.0 million in the first half of 1997 as compared to prior year's period, also as a result of the continued expansion of the retail operations.

    Income taxes decreased $1.7 million from $121,000 for the six month period ended June 30, 1996 to a tax benefit of $1.6 million for the six month period ended June 30, 1997, as a result of the reduction in the valuation allowance associated with the Company's net operating loss carryforward and deferred tax assets.

    Net income increased $1.8 million, or 53%, from $3.4 million for the six month period ended June 30, 1996, to $5.2 million for the six month period ended June 30, 1997. Net income as a percentage of total revenues decreased from 18.8% for the six months ended June 30, 1996 to 10.4% for the six months ended June 30, 1997 as a result of the Company's investment in expansion and infrastructure to facilitate its rapid growth.

Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

    Total revenues increased $20.2 million, or 202%, from $10.0 million for the three-month period ended June 30, 1996, to $30.2 million for the three-month period ended June 30, 1997. The increase in revenues resulted principally from increase in interest and servicing revenue, gain on sale of loans, and loan fee income.

    Interest income increased $4.7 million, or 115%, from $4.1 million for the three-month period ended June 30, 1996, to $8.8 million for the three-month period ended June 30, 1997. The increase was due principally to growth in the serviced loan portfolio in the mortgage loan division. Interest revenue earned by the mortgage loan division increased $3.8 million, or 112% from $3.4 million for the three-month period ended June 30, 1996, to $7.2 million for the three-month period ended June 30, 1997.

    Servicing income increased $900,000, or 90%, from $1.0 million for the three month period ended June 30, 1996, to $1.9 million for the three-month period ended June 30, 1997. This increase was due to the securitization of the unguaranteed portion of the SBA loans in November of 1996 and the securitization of mortgage loans in March in June of 1997. The Company's total serviced portfolio increased $418.9 million, or 192%, from $218.0 million at June 30, 1996, to $636.9 million at June 30, 1997.

    Gain on sale of loans increased $7.5 million, or 170%, from $4.4 million for the three-month period ended June 30, 1996, to $11.9 million for the three-month period ended June 30, 1997. This increase resulted mainly from the securitization of mortgage loans in June of 1997. The mortgage loan division securitized $121.2 million in mortgage loans and reported a gain of $6.4 million.

    Loan fee income increased $7.1 million from $205,000 for the three-month period ended June 30, 1996, to $7.3 million for the three-month period ended June 30, 1997. The increase was due principally to the increase in the Company's retail mortgage loan originations.

    Management fees decreased $17,000, or 12%, from $146,000 for the three-month period ended June 30, 1996, to $129,000 for the three-month period ended June 30, 1997. These management fees were paid to the Company by the venture capital and mezzanine level lending funds managed by the Company.

     Other revenues decreased $81,000, or 55% from $148,000 for the three-month period ended June 30, 1996, to $67,000 for the three-month period ended June 30, 1997. Other revenues are comprised principally of insurance commissions.

     Total expenses increased $19.2 million, or $243%, from $7.9 million for the three-month period ended June 30, 1996, to $27.1 million for the three-month period ended June 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

     Interest expense increased $3.3 million, or 118%, from $2.8 million for the three-month period ended June 30, 1996, to $6.1 million for the three-month period ended June 30, 1997. The increase was due principally to increased borrowings by the mortgage loan division associated with increased loan originations. Borrowings attributable to the mortgage loan division, both under the credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $156.6 million, or 145%, from $108.1 million as of June 30, 1996, to $264.7 million as of June 30, 1997. Total borrowings attributable to the small business loan division increased $11.8 million, or 78%, from $16.6 million as of June 30, 1996, to $28.4 million as of June 30, 1997. The increase resulted principally from the loan origination activity for the six month period ended June 30, 1997 as compared to the same period in 1996.

     Provision for credit losses increased $2.0 million, or 318%, from $622,000 for the three-month period ended June 30, 1996, to $2.6 million for the three-month period ended June 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loan originations, as well as to increase specific reserves for possible losses with particular loans.

     General and administrative expenses increased $14.0 million, or 318%, from $4.4 million for the three-month period ended June 30, 1996, to $18.4 million for the three-month period ended June 30, 1997. This is a result of increased personnel costs in the mortgage loan division due to the continued expansion in the servicing and production departments, and the increased expenses associated with the nine retail locations which were not in operation on June 30, 1996. General and administrative expenses increased from 7.1% of average serviced loans at June 30, 1996, to 13.5% at June 30, 1997, principally as a result of the costs associated with the retail mortgage origination facilities and increased servicing capacity.

    Net income increased $2.7 million, or 129&, from $2.1 million for the three-month period ended June 30, 1996, to $4.8 for the three-month period ended June 30, 1997.

FINANCIAL CONDITION

Net loans receivable increased $116.6 million to $301.6 million at June 30, 1997 from $185.0 million at December 31, 1996. The increase in investment in asset-backed securities of $3.4 million was due to the retention of the residual interest certificates in the Company's mortgage loan securitizations completed in March 1997 and June 1997. The interest only strip security increased by $14.6 million to $18.9 million at June 30, 1997, from $4.3 million at December 31, 1996. This increase was due to the estimated present value of the excess cash flow on loans sold with servicing retained of $15.2 million, offset by amortization of $566,000.

Net property, plant and equipment increased by $3.1 million to $10.3 million at June 30, 1997, from $7.2 million at December 31, 1996. The Company purchased additional computer equipment to provide system improvements and equipment supporting electronic document generation, storage, and retrieval, and purchased additional furniture and office equipment in connection with the expansion of its retail operations and servicing center.

The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse credit facilities and the CII subordinated investor savings). At June 30, 1997, the Company had notes payable to banks of $174.4 million, which compares with $55.5 million at December 31, 1996, for an increase of $118.9 million. At June 30, 1997, the Company had $124.9 million of CII subordinated investor savings outstanding, which compares with $114.1 million at December 31, 1996, for an increase of $10.8 million.

Total stockholders' equity at June 30, 1997 was $57.2 million, which compares to $46.6 million at December 31, 1996, an increase of $10.6 million. This increase resulted from net income of $5.2 million for the six months ended June 30, 1997 and the issuance of stock in the amount of $5.2 million related to the acquisition of Reedy River Ventures.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

The Company is exposed to the risk of loan delinquencies and defaults, particularly with respect to loans retained in its portfolio. With respect to loans to be sold on a non-recourse basis, the Company is at risk for loan delinquencies and defaults on such loans while they are held by the Company pending such sale. Following the sale of such loans, the Company's loan delinquency and default risk with respect to such loans is limited to those circumstances in which it is required to repurchase such loans due to a breach of a representation or warranty in connection with the whole loan sale. This risk with respect to breaches of representations or warranties also exists for loans sold through securitization. In addition, in securitization transactions, the subordinate and/or residual certificates bear the risk of default for the entire pool of securitized loans to the extent of such certificates' value. Accordingly, the value of the subordinate and/or residual certificates retained by the Company would be impaired to the extent of losses on the securitized loans.

To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover future losses of principal on its portfolio loans and its interest only and residual asset-backed certificates held as a result of its securitizations of loans (which represent all loans for which the Company bears credit risk). At June 30, 1997, the total allowance for credit losses for the Company was $10.8 million, including $6.2 million reserved for potential losses relating to the Company's securitized mortgage, SBA, and auto loans. This compares to an allowance for credit losses at December 31, 1996 of $4.3 million, which included $1.2 million reserved for potential losses relating to the Company's securitized SBA loans.

The Company does not currently service any loans for which it does not have credit risk other than the guaranteed portion of its SBA loans. However, the Company's credit risk on its securitized loans is limited to its investment in its interest only and residual asset-backed certificates.

The table below summarizes certain information with respect to the Company's allowance for credit losses and the composition of charge-offs and recoveries for each of the periods indicated.

SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                                             Six Months
                                                        Year ended                             Ended
                                                       December 31,                           June 30,
                                                   1994           1995             1996         1997
                                                 -------        -------        ---------      ---------
                                                                     (Dollars in thousands)
Allowances for credit losses at beginning
 of period                                        $   952        $  1,730       $  2,647       $  4,286
Total loans charged-off                           (1,808)         (1,718)        (4,223)        (3,197)
Total loans recovered                                  76             155            446            308
                                                 --------        --------       --------       --------
Net charge-offs                                   (1,732)         (1,563)        (3,777)        (2,889)
Provision charged to expense                        2,510           2,480          5,416          4,671
Provision netted against gain on
 securitizations                                       --              --             --          4,767
                                                 --------        --------       --------       --------
Allowance for credit losses at end of period     $  1,730        $  2,647       $  4,286       $ 10,835
                                                 ========        ========       ========       ========

The total allowance for credit losses as shown on the balance sheet is as follows:

                                                         December 31,         June 30,
                                                  1994      1995      1996      1997
                                                  ----      ----      ----    -------
                                                            (Dollars in thousands)
Allowance for losses on investment in
 asset-backed securities                          $     --  $    773  $    354  $    764
Allowance for losses on I/O strip security              --        --       848     5,450
Allowance for credit losses on loans                 1,730     1,874     3,084     4,621
                                                  --------  --------  --------  --------
Allowance for credit losses at end of period      $  1,730  $  2,647  $  4,286  $ 10,835
                                                  ========  ========  ========  ========

The Company considers its allowance for credit losses to be adequate in view of the Company's loss experience and the secured nature of most of the Company's outstanding loans. Although management considers the allowance appropriate and adequate to cover possible losses, management's judgement is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible credit losses or that additional increases in the allowance for possible credit losses will not be required.

Management closely monitors delinquency to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. The Company's policy is to place a loan on non-accrual status after it becomes 90 days past due, or sooner if the interest is deemed uncollectable. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts will exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

The following table sets forth the Company's allowance for credit losses at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                                             Six Months
                                                                 Year ended                    Ended
                                                                December 31,                  June 30,
                                                   1994           1995             1996         1997
                                                                     (Dollars in thousands)
Allowance for Credit Losses as a % of
  Serviced Loans (1):
Mortgage loan division                         1.23%            0.93%           0.80%          1.55%
Small business loan division                   3.91             4.50            3.84           4.33
Auto loan division                             3.00             4.03            6.45           5.30
   Total                                       1.98             2.03            2.02           2.04

Net Charge-Offs as a % of Average
  Serviced Loans (2):
Mortgage loan division                         2.96 (3)         1.04            0.81           0.38
Small business loan division                   0.21             1.43            2.71           2.42
Auto loan division                             2.53             3.68            9.65          15.40
   Total                                       2.36             1.43            2.47           1.60

Loans Receivable Past Due 30 Days
   or more as a % of Serviced Loans (1):
Mortgage loan division                        17.66            14.43            7.26           5.78
Small business loan division                   1.11             9.69            7.92           3.20
Auto loan division                             3.72            12.83           17.09          10.82
    Total                                     12.75            13.31            8.41           5.69

Total Allowance for Credit Losses as a %
   of Serviced Loans Past Due 90 Days
   or More (1)                                94.20%           73.21%          88.71%         91.38%

--------------
(1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio mortgage loans and auto loans, all securitized loans, and the small business loans, but excludes the guaranteed portion of the SBA loans.

(2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996 and 1997 averages are calculated based on the daily averages for small business loan division and auto loan division and monthly averages for mortgage loan division (rather than the beginning and ending balances). Net charge-offs as a % of average serviced loans for the six month period ended June 30, 1997, have been annualized.

(3) Approximately 90% of the amount in 1994 relates to the writedown to market of certain foreclosed properties associated with speculative construction loans made by the mortgage loan division prior to its acquisition by the Company. The Company no longer makes speculative construction loans.

Liquidity and Capital Resources

The Company's business requires continued access to short-and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are cash flow from operations, sales of the loans it originates and purchases, proceeds form the sale of CII investor savings notes ("CII Notes"), borrowings under the warehouse credit facilities ("Credit Facilities") and proceeds from securitizations of loans. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

Shareholders' equity increased form $9.7 million at December 31, 1994, to $9.9 million at December 31, 1995, to $46.6 million at December 31, 1996, to $57.2 million at June 30, 1997. Each of these increases resulted principally from the retention of income by the Company and, for 1996, the public stock offering with proceeds of $26.2 million and, for 1997, the issuance of 494,000 additional shares of common stock at a value of $5.2 million related to the acquisition of the mezzanine lending operations.

Cash and cash equivalents were $1.3 million at December 31, 1995, $1.3 million at December 31, 1996, and $2.4 million at June 30, 1997. Cash provided by (used in) operating activities decreased from $53.0 million for the six month period ended June 30, 1996, to ($123.8) million for the six month period ended June 30, 1997; cash used in investing activities decreased from $30.0 million for the six month period ended June 30, 1996, to $5.6 million for the six month period ended June 30, 1997; and cash (used in) provided by financing activities increased from ($1.4) million for the six month period ended June 30, 1996, to $130.5 million for the six month period ended June 30, 1997. The increase in cash provided by operations was due principally to the increase in loans sold and securitized during the first six month period of 1997 and the increase in net income. Cash used in investing activities was principally for the net increase in loans originated with the expectation of holding the loans until maturity. Cash used in financing activities was due principally to the repayment of the Credit Facilities, principally from the proceeds of the securitization of $16.1 million in auto loans in March 1996, partially offset by the cash provided by the sale of CII Notes by the mortgage loan division. At June 30, 1997, the Company's Credit Facilities were comprised of credit facilities of $345.0 million for the mortgage loan division (the "Mortgage Loan Division Facility"), credit facilities of $50.0 million for the small business loan division (the "Small Business Loan Division Facility"), and credit facilities of $6.5 million for the Auto Loan division (the "Auto Loan Division"). Based on the borrowing base limitations contained in the Credit Facilities, at June 30, 1997, the Company had aggregate outstanding borrowings of $139.8 million and aggregate borrowing availability of $30.2 million under the Mortgage Loan Division Facility, aggregate outstanding borrowings of $28.4 million and aggregate borrowing availability of $2.9 million under the Small Business Loan Division Facility, and aggregate outstanding borrowings of $6.1 million and aggregate borrowing availability of $360,000 under the Auto Loan Division Facility. The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at variable rates, ranging from Fed Funds plus 1.875% to the bank's prime rate, while the Auto Loan Division Facility bears interest at 0.75% over the lender's prime rate. The Credit Facilities have original terms ranging from three months to three years and are renewable upon the mutual agreement of the Company and the respective lender.

The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, borrowing base calculations and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company with respect to declaring or paying dividends, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Company has obtained waivers for certain covenant violations and believes that it is currently in material compliance with the other covenants not covered under the waivers.

CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At June 30, 1997, CII had an aggregate of $105.7 million of senior notes outstanding bearing a weighted average interest rate of 7.2%, and an aggregate of $19.2 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The senior notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. Substantially all of the CII Notes have one year maturities. The Company expects that after the Offering, CII will continue the offering of CII Notes.

Loan Sales and Securitizations

The Company sells or securitizes substantially all of its mortgage loans and SBA loans. During 1995 and 1996, the Company sold $127.6 million and $284.8 million, respectively, of mortgage loans and $25.4 million and $33.1 million, respectively, of SBA loan participations. During the six months ended June 30, 1997, the Company sold $158.5 million of mortgage loans and $17.6 million of SBA loan participations.

In March 1997 and June 1997, the Company securitized $77.5 and $121.2 million, respectively, of mortgage loans. Since 1995, the Company has securitized $34.6 million, of loans representing the unguaranteed portions of the SBA loans and $16.1 million of auto loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its mortgage loan, SBA loan, and auto loan securitizations, the Company has retained interest only and residual certificates representing residual interests in the trusts. These securities totaled approximately $25.9 million, net of allowances, at June 30, 1997.

In securitizations, the Company sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and
(i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates (as "Interest-Only Strip Securities" and "Investments in Asset-backed Securities"), and are aggregated and reported on the income statement as gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge losses (gains).

The following sets forth facts and assumptions used by the Company in arriving at the gain on sale relating to its Mortgage Loan securitizations:



                                                                                        March 1997            June 1997
                                                                                        ----------            ---------
Loans securitized..............................................................         $77,526,090          $121,214,000
Average stated principal balance...............................................              63,288                63,190
Weighted average coupon on loans...............................................               11.01%                10.80%
Weighted average original term to stated maturity..............................          209 months            200 months
Weighted average LTV...........................................................               80.62                 75.94
% or first mortgage loans......................................................              100.00                100.00
% secured by primary residence.................................................               98.60                 98.80
Weighted average pass-through rate to bondholders.............................                 7.40                  7.06
Spread of pass-through rate over comparable treasury rate.....................                 0.89                  0.78
Estimated annual losses........................................................                0.50                  0.50
Annual servicing fee...........................................................                0.50                  0.50
Discount rate implicit in cash flow before overcollateralization...............               26.00                 22.00
Discount rate applied to cash flow after overcollateralization.................               12.00                 12.00
Discount rate applied to losses................................................                0.00                  0.00
Prepayment speed (1)...........................................................              18 HEP                18 HEP
Annual wrap fee and trustee fee................................................               0.285%                0.205%
Initial overcollateralization (2)..............................................                3.25                  0.00
Final overcollateralization (2)................................................                6.50                  3.75

---------------

(1) Prepayments on Mortgage Loans are commonly measured relative to a prepayment standard or model. The variable the Company used in its securitization model to indicate rate at prepayment was Home Equity Prepayment ("HEP"). For example 18 HEP assumes that the pool of loans prepays in the first month at a constant prepayment rate of 1.8% and increases by an additional 1.8% each month thereafter until the tenth month, where it remains at constant annual prepayment rate equal to 18% (the "Prepayment Assumption"). HEP represents an assumed annualized rate of prepayment relative to the then outstanding principal balance on a pool of new mortgage loans.

(2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

      The gains recognized into become resulting from securitization transactions can vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable.

Each of the Company's mortgage loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of "Aaa" from Moody's Investor Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. ("Standard & Poor's"). The Company plans to continue to pursue securitizations in the future, including the quarterly securitization of a substantial portion of its mortgage loans, principally because the Company believes that securitization is potentially more profitable than whole loan sales and because the Company (as servicer) wants to maintain the relationship with its loan customers.

The Company expects to begin receiving Excess Cash Flow on its mortgage loan securitizations approximately 16 months from the date of securitization, although this time period may be shorter or longer depending upon the structure and performance of the securitization. Prior to such time, the monoline insurer requires a reserve provision to be created within the securitization trust which uses Excess Cash Flow to retire the securitization bond debt until the spread between the outstanding principal balance of the loans in the securitization trust and the securitization bond debt equals a percentage (depending on the structure of the securitization) of the initial securitization principal balance (the "overcollateralization limit"). Once this overcollateralization limit is met, excess cash flows are distributed to the Company. The Company begins to receive regular monthly servicing fees in the month following securitization.

The Company also sells on a whole loan basis all of its SBA loan participations (servicing retained) and a minority of its mortgage loans (servicing released), including substantially all of its mortgage loans secured by second liens and loans originated through strategic alliance mortgage bankers, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans.

In addition to the Excess Cash Flow from securitizations and proceeds from whole loan sales, the Company earns the net interest spread on loans receivable held in its portfolio, origination fees on its mortgage loans and servicing fees of 0.50% per annum on the mortgage loans, 0.40% per annum on the SBA loans and 3.00% per annum on the auto loans it services for others.

ACCOUNTING CONSIDERATIONS

In June 1996, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after December 31, 1996, and is to be applied prospectively. Effective January 1, 1997, the Company adopted SFAS No. 125, which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights."

Securitization of a financial asset, a portion of a financial asset, or a pool of financial assets in which the transferor surrenders control over the assets transferred, is accounted for as a sale. If the transfer does not qualify as a sale, the transferred assets will remain on the balance sheet and the proceeds raised will be accounted for as a secured borrowing with no gain or loss recognition. Because the Company's transfers of loans made in connection with its securitizations qualify as sales under this pronouncement, the required accounting will be an allocation of basis approach.

After the securitization of mortgage loans held for sale, the asset-backed securities retained by the Company (whether they are subordinate classes or interest-only or residual certificates) are classified as trading securities and reported at fair value under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Servicing assets created in a securitization (contractually specified servicing fees which are due the servicer in exchange for servicing those assets) are initially measured at their allocated carrying amount, based upon the relative fair value at the date of securitization. Servicing assets are to be amortized in proportion to, and over the period of, estimated net servicing income (the excess of servicing revenues over servicing costs).

SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans with the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. The assumptions used to calculate fair value are the same assumptions used to determine the fair value of the interest-only strip. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income.

SFAS No. 125 also requires impairment evaluations of all amounts capitalized as servicing rights, including those purchased before the adoption of SFAS No. 125, based upon the fair value of the underlying servicing rights. The continuing effects of SFAS No. 125 on the Company's financial position and results of operations will depend on several factors, including among other things, the amount of acquired or originated loans sold or securitized, the type, term and credit quality of loans and estimates of future prepayment rates.

TAX CONSIDERATIONS -- THE NOL

As a result of the operating losses incurred by the Company under prior management in its discontinued transportation segment operations, the Company generated a net operating loss carryforward ("NOL"). Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. Although the calculation of the "change of control" is factually difficult to determine, the Company believes that it has had a maximum cumulative change of control of 33% during the relevant three-year period.


No net deferred tax asset was recognized with respect to the NOL for the years ended December 31, 1994, 1995, and 1996. Deferred tax assets of approximately $7.2 million, less a valuation allowance of $4.4 million, were recorded as of June 30, 1997. At June 30, 1997, the Company reduced its valuation allowance associated with its deferred tax assets by $1.9 million based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $13.5 million remaining at December 31, 1996. By June 30, 1997, the Company had generated enough taxable income to use all of the remaining NOL except for approximately $564,000. The expected taxable income for the remainder of 1997 is projected to allow the Company to fully utilize all remaining NOLs in 1997. In assessing the realizability of deferred tax assets, the Company determined that it is more likely than not that all of the deferred tax assets will be realized. The Company continues to carry a valuation allowance against its deferred tax asset relating to the current year temporary differences generated by the difference in book and taxable income.

As a result of the reduction of the valuation allowance for deferred tax assets in 1996, the Company expects that, based on current projections, the effective tax rate on its earnings for the remainder of 1997 will be 4.7%. The Company expects that the effective tax rate on its earnings for 1998 will be 37%.

INFLATION AND INTEREST RATES

Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights, interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights, interest-only and residual certificates, adversely impacting earnings. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

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

Item 1.           Legal Proceedings
                           None

Item 2.           Changes in Securities
                           None

Item 3.           Defaults Upon Senior Securities
                           None

Item 4.           Submission of Matters to a Vote of Security Holders

                           The shareholders of the Company voted on the election
of directors and eight proposals at the Annual Meeting of Shareholders held on May 27, 1997.

                  1.       Election of Directors Approved.


                                                                         For               Against
                    Porter B. Rose                                    7,184,514             37,946
                    John M. Sterling, Jr.                             7,184,514             37,946
                    Clarence B. Bauknight                             7,184,978             37,482
                    Keith B. Giddens                                  7,184,978             37,482
                    Tecumseh Hooper, Jr.                              7,184,978             37,482
                    Larry G. Blackwell                                7,184,978             37,482
                    Buck Mickel                                       7,184,978             37,482
                    J. Robert Philpot, Jr.                            7,184,978             37,482

                  2. Proposal to Amend the Company's Articles of Incorporation to Increase the Authorized Shares of Common Stock to 100,000,000 shares. Approved.


                    For                      6,896,458
                    Against                    320,248
                    Abstained                    5,754

                  3. Proposal to Amend the Company's Articles of Incorporation to Authorize and Issue Preferred Stock. Not Approved (required affirmative vote of holders of 2/3 of Common Stock outstanding on the record date).

                    For                      4,617,892
                    Against                  1,302,603
                    Abstained                    6,412

                  4. Proposal to Amend the Company's Articles of Incorporation to Provide for a Staggered Board and that a Director May be Removed Only for Cause. Not Approved (required affirmative vote of holders of 2/3 of Common Stock outstanding on the record date).

                    For                      4,696,636
                    Against                  1,238,602
                    Abstained                    5,849

                  5. Proposal to Amend the Company's Articles of Incorporation to Eliminate Cumulative Voting. Not Approved (required affirmative vote of holders of 2/3 of Common Stock outstanding on the record date).

                    For                      4,785,948
                    Against                  1,136,517
                    Abstained                    5,042

                  6. Proposal to Amend the Company's Articles of Incorporation to require an 80% supermajority vote of the shareholders to approve any business combinations between the Company and any other Corporation. Not Approved (required affirmative vote of holders of 80% of the Company's Common Stock outstanding).

                    For                      4,687,530
                    Against                  1,266,090
                    Abstained                    3,863

                  7. Proposal to Amend the Company's Articles of Incorporation to provide that in evaluating potential acquisitions of the Company by third parties, the Board can consider the impact of the transaction on local employees, customers, and local community, in addition to monetary considerations. Not Approved (required affirmative vote of holders of 2/3 of Common Stock outstanding on the record date).

                    For                      4,690,366
                    Against                  1,229,031
                    Abstained                    7,510

                  8. Proposal to Amend the 1995 Employee and Officer Stock Option Plan. Approved.

                    For                      7,142,717
                    Against                     75,025
                    Abstained                    4,718

                  9.       Proposal to Adopt the Employee Stock Purchase Plan.
                           Approved.

                    For                      7,169,395
                    Against                     49,667
                    Abstained                    3,398

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K
                  a)       Exhibits

                  10.23. Amended and restated loan and security agreement dated June 13, 1997, between NationsBank, N.A. and Emergent Financial Corp.

                  10.24. Amended and restated loan and security agreement dated June 13, 1997, between NationsBank, N.A. and Emergent Commercial Mortgage.

                  10.25. Amended and restated Interim Warehouse Agreement dated July 25, 1997, between Prudential Securities Credit Corporation and Emergent Mortgage Corp.

                  10.26. Amendment No. 3 to Loan and Security Agreement between BankAmerica Business Credit, Inc. and The Loan Pro$, Inc. dated July 30, 1997.

                  10.27. Amendment No. 5 to Loan and Security Agreement between BankAmerica Business Credit, Inc. and Premier Financial Services, Inc. dated August 1, 1997.

                  b)       Reports on From 8-K
                           None
                                                   27

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EMERGENT GROUP, INC.

Date:    August 13, 1997
                               By:  ______________________________________
                                        Kevin J. Mast,
                                        Vice President, Chief Financial Officer,
                                        and Treasurer