Form 10-Q
period 1997-09-30
EMERGENT GROUP INC
filed 1997-11-14
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                                           COMMISSION FILE NUMBER 0-8909


                    ========================================


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


TITLE OF EACH CLASS:                             OUTSTANDING AT OCTOBER 31, 1997
--------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $0.05 PER SHARE                    9,677,761

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997




                                      INDEX



PART I.       FINANCIAL INFORMATION                                                              PAGE

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of
                           December 31, 1996 and September 30, 1997                                4

                    Consolidated Statements of Income
                           for  the nine months and three months ended
                           September 30, 1996 and September 30, 1997                               6

                    Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 1996 and
                           September 30, 1997                                                      7

                    Notes to Consolidated Financial Statements                                     8

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          17

PART II.       OTHER INFORMATION

Item 1.             Legal Proceedings                                                             31

Item 2.             Changes in Securities                                                         31

Item 3.             Defaults Upon Senior Securities                                               31

Item 4.             Submission of Matters to a Vote of Security Holders                           31

Item 5.             Other Information                                                             31

Item 6.             Exhibits and Reports on Form 8-K                                              31

                          PART I. FINANCIAL INFORMATION

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                             December 31,           September 30,
                                                                                 1996                    1997
                                                                          -------------------    ---------------------
                                                                                                     (UNAUDITED)

                             ASSETS
Cash and cash equivalents                                                         $    1,276               $    1,242
Restricted cash                                                                        5,319                    3,059

Loans receivable:
      Loans receivable                                                                89,469                  138,071
      Mortgage loans receivable held for sale                                        100,063                  139,455
                                                                          -------------------    ---------------------
                  Total loans receivable                                             189,532                  277,526
      Less allowance for credit losses                                               (3,084)                  (5,221)
      Less unearned  discount,  dealer  reserves and deferred fee                    (1,419)                  (4,980)
income
                                                                          -------------------    ---------------------
                  Net loans receivable                                               185,029                  267,325

Other receivables:
      Accrued interest receivable                                                      2,087                    4,306
      Other receivables                                                                4,459                   10,357
                                                                          -------------------    ---------------------
                  Total other receivables                                              6,546                   14,663

Investment in asset-backed securities, net of allowance
      for credit losses of $354 in 1996 and $728 in 1997                               3,581                    9,717
Interest-only strip security,  net of allowance for credit losses
  of $848 in 1996 and $8,226 in 1997                                                   4,315                   30,046

Property and equipment                                                                 8,875                   14,620
Less accumulated depreciation                                                        (1,698)                  (3,133)
                                                                          -------------------    ---------------------
                 Net property and equipment                                            7,177                   11,487

Excess of cost over net assets of acquired
      businesses, net of accumulated amortization
      of $781 in 1996 and $927 in 1997                                                 2,722                    2,925

Real estate and personal property acquired through foreclosure                         4,720                    4,492

Other assets                                                                           3,464                   13,759
                                                                          -------------------    ---------------------

Total assets                                                                     $   224,149             $    358,715
                                                                          ===================    =====================




         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)



                                                                            December 31,              September 30,
                                                                                1996                      1997
                                                                        ---------------------     ---------------------
                                                                                                      (UNAUDITED)
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable to banks                                                           $  55,494                $   31,353
  Senior unsecured debt                                                                    -                   125,000
Investor savings:
    Notes payable to investors                                                                                 110,894

    Subordinated debentures                                                           16,115                    19,260
                                                                        ---------------------     ---------------------

         Total investor savings                                                      114,102                   130,154

  Other accrued liabilities                                                            3,958                     4,481
  Remittance due to loan participants                                                  3,519                     4,339
  Accrued interest payable                                                               597                     1,539
                                                                        ---------------------     ---------------------

         Total other liabilities                                                       8,074                    10,359
                                                                        ---------------------     ---------------------

Total liabilities                                                                    177,670                   296,866

Minority interest                                                                      ( 156 )                       -

Shareholders' equity:
  Common stock, par value $0.05 per share authorized 30,000,000 shares in 1996 and 100,000,000 shares in 1997; issued and outstanding 9,141,131 shares
    in 1996 and 9,652,291 shares in 1997                                                 457                       483

  Capital in excess of par value                                                      33,150                    38,552
  Retained earnings                                                                   13,028                    22,814
                                                                        ---------------------    ---------------------

Total shareholders' equity                                                            46,635                    61,849
                                                                        ---------------------     ---------------------

Total liabilities and shareholders' equity                                          $224,149                  $358,715
                                                                        =====================     =====================




         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        (In thousands except share data)



                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                      1996                 1997                 1996                 1997
                                                 ----------------     ----------------     ----------------    -----------------
REVENUES:
Interest income                                          $ 4,219             $ 10,842             $ 12,594             $ 25,866
Servicing income                                             924                2,920                2,487                6,005
Gain on sale of loans                                      7,870               14,674               15,338               32,781
Loan fee income                                              902                8,852                1,328               22,067
Management fees                                              129                   84                  385                  341
Other income                                                 526                  244                  746                  420
                                                 ----------------     ----------------     ----------------    -----------------
       Total revenues                                     14,570               37,616               32,878               87,480

EXPENSES:
Interest expense                                           2,603                6,953                8,181               16,735
Provision for credit losses                                1,569                2,415                3,101                7,087
Salaries, wages and employee benefits                      3,791               13,825                8,112               32,585
Depreciation                                                 262                  584                  595                1,533
Amortization                                                 127                  102                  290                  389
Advertising and promotional                                  432                1,961                  722                4,940
Legal, audit and professional fees                           191                2,097                  531                4,221
Travel and entertainment                                     223                  930                  552                2,114
Telephone and data lines                                     165                  861                  396                1,922
Other general and administrative expense                     867                3,618                2,482                7,988
                                                 ----------------     ----------------     ----------------    -----------------
       Total expenses                                     10,230               33,346               24,962               79,514
                                                 ----------------     ----------------     ----------------    -----------------

Income  before  income  taxes and  minority
  interest                                                 4,340                4,270                7,916                7,966

Provision (benefit) for income taxes:
        Current                                               85                  164                  237                  996
         Deferred                                             44                 (514)                  11               (2,971)
                                                 ----------------     ----------------     ----------------    -----------------
              Total   provision   (benefit)
                 for income taxes                            129                 (350)                 248               (1,975)
                                                 ----------------     ----------------     ----------------    -----------------

Income before minority interest                            4,211                4,620                7,668                9,941

Minority interest in earnings of subsidiaries                 90                    -                   68                 (156)
                                                 ----------------     ----------------     ----------------    -----------------

Net income                                               $ 4,301              $ 4,620              $ 7,736              $ 9,785
                                                 ================     ================     ================    =================

Earnings per share                                       $  0.63              $  0.47              $  1.14              $  1.03
                                                 ================     ================     ================    =================

Weighted average shares, options and
         warrants outstanding                          6,777,494            9,861,816            6,773,583            9,501,372
                                                 ================     ================     ================    =================





         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                Nine Months Ended September 30,
                                                                                 1996                     1997
                                                                         ---------------------    ---------------------
OPERATING ACTIVITIES:
Net income                                                                         $    7,736               $    9,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                             885                    1,922
Provision for deferred income taxes                                                        11                  (2,971)
Provision for credit losses                                                             3,101                    7,087
Loans originated with intent to sell                                                (192,969)                (808,165)
Principal proceeds from loans sold                                                    223,692                  393,458
Proceeds from securitization of loans                                                  14,140                  332,156
Payments to securitization certificate holders for loan losses                              -                  (1,137)
Other                                                                                   1,082                    3,785
Changes in operating assets and liabilities increasing (decreasing) cash:
         Restricted cash                                                              (2,081)                    2,260
         Other receivables                                                                691                  (5,881)
         Interest-only strip security                                                   (522)                 (25,731)
         Accounts payable, income taxes payable,
              and other accrued liabilities                                             (615)                      408
         Remittance due to loan participants                                              900                      820
         Accrued interest payable                                                         (8)                      941
         Accrued interest receivable                                                       44                  (2,191)
         Other assets                                                                 (1,533)                  (3,949)
                                                                         ---------------------    ---------------------

Net cash provided by (used in) operating activities                                    54,554                 (97,403)

INVESTING ACTIVITIES:
Loans originated for investment purposes                                             (99,170)                (102,189)
Principal collections on loans not sold                                                45,415                   91,121
Principal collections on asset-backed securities                                          563                      536
Increase in overcollateralization from excess spread                                       --                  (4,378)
Proceeds from sale of real estate and personal
         property acquired through foreclosure                                          3,084                    4,850
Purchase of property and equipment                                                    (2,262)                  (5,935)
Other                                                                                   (299)                    (326)
                                                                         ---------------------    ---------------------
Net cash used in investing activities                                                (52,669)                 (16,321)

FINANCING ACTIVITIES:
Advances under notes payable to banks                                                 368,410                  817,222
Payments on notes payable to banks                                                  (370,384)                (841,363)
Net increase in notes payable to investors                                             12,757                   12,907
Net increase in subordinated debentures                                                 1,327                    3,146
Proceeds from issuance of senior unsecured debt                                             -                  120,630
Proceeds from issuance of stock and exercise of options                                   213                    1,148
                                                                         ---------------------    ---------------------
Net cash provided by financing activities                                              12,323                  113,690
                                                                         ---------------------    ---------------------
Net increase (decrease) in cash and cash equivalents                                   14,208                     (34)
Cash and cash equivalents at beginning of year                                          1,260                    1,276
                                                                         =====================    =====================
Cash and cash equivalents at September 30                                         $    15,468              $     1,242
                                                                         =====================    =====================




         SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's ("SEC") rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

The consolidated balance sheet as of September 30, 1997, and the consolidated statements of income for the nine-month periods and three-month periods ended September 30, 1996 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1996, from which the consolidated balance sheet as of that date is derived.

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity.

The Company considers all highly liquid investments readily convertible to known amounts of cash or having an original maturity of three months or less to be cash equivalents.

NOTE 2 - ADOPTION OF NEW ACCOUNTING POLICIES

Effective January 1, 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 125, which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

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

SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to the Mortgage Servicing Rights and the mortgage loans without the Mortgage Servicing Rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. The assumptions used to calculate fair value are the same assumptions used to determine the fair value of the interest-only strip.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine-month periods ended September 30, 1996 and 1997, the Company paid interest of $8,190,000 and $15,794,000 respectively.

For the nine-month periods ended September 30, 1996 and 1997, the Company paid income taxes of $93,000 and $1,112,000 respectively.

In the purchase of Reedy River Ventures, the Company issued 494,195 shares of common stock in the amount of $5,189,000 in exchange for loans receivable, other assets, and assumed liabilities totalling $4,136,000 and cash proceeds of $1,053,000.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 1997, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $834,000.
The investments were secured by U.S. Government securities pledged by the banks.

NOTE 5 - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of certain mortgage, U.S. Small Business Administration ("SBA") and auto loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE 6 - SECURITIZATION OF LOANS

In March, June, and September of 1997, the Company securitized $77,526,000, $121,214,000, and $131,121,000 of mortgage loans, respectively. The securitizations were effected through trust funds (the "Trust"), the ownership of which is represented by Class A and Class R certificates. Each Trust is qualified as a real estate mortgage investment conduit ("REMIC") for federal income tax purposes. The Class A certificates were purchased by investors, while the Company retained the Class R certificates.

NOTE 7 - INCOME TAXES

A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                        1996            1997
                                                                                     ------------    ------------
                                                                                           (In thousands)
      Statutory Federal rate of 34% applied to pre-tax income from continuing
           operations before minority interest                                          $  2,691        $  2,708
      State income taxes, net of Federal income tax benefit                                   30             168
      Change in the beginning of the year balance of the valuation allowance
           for deferred tax assets allocated to income tax expense                       (2,657)         (4,806)
      Nondeductible expenses                                                                   5              63
      Amortization of excess cost over net assets of acquired businesses                      47              50
      Other, net                                                                             132             160
                                                                                     ------------    ------------
                                                                                        $   248       $   (1,975)
                                                                                     ============    ============


Provision (benefit) for income taxes from continuing operations is comprised of the following:



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                        1996            1997
                                                                                     ------------    ------------
                                                                                           (In thousands)
      Current
           Federal                                                                         $ 193      $      394
           State and Local                                                                    44             602
                                                                                     ------------    ------------
                                                                                             237             996
      Deferred
           Federal                                                                             9         (2,625)
           State and Local                                                                     2           (346)
                                                                                     ------------    ------------
                                                                                              11         (2,971)
      Total
           Federal                                                                           202         (2,231)
           State and Local                                                                    46             256
                                                                                     ------------    ------------
                                                                                           $ 248    $   (1,975)
                                                                                     ============    ============


Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:


                                                                                      December 31,        September 30,
                                                                                     ---------------     ----------------
                                                                                          1996                1997
                                                                                     ---------------     ----------------
                                                                                               (In thousands)
      Deferred tax liabilities:
           Difference between book and tax basis of property                               $   (372)             $  (611)

      Deferred tax assets:
           Differences between book and tax basis of deposit base intangibles                   205                  232
           Allowance for credit losses                                                        1,672                6,189
           Write-off of notes receivable                                                         --                   --
           AMT credit carryforward                                                              586                   --
           Operating loss carryforward                                                        4,590                   --
           Unrealized gain on loans to be sold                                                1,182                  202
                                                                                     ---------------     ----------------
      Total gross deferred tax assets                                                         8,217                6,623
      Less valuation allowance                                                               (7,508)              (2,702)
                                                                                     ===============     ================
           Net deferred tax asset                                                          $    337             $  3,310
                                                                                     ===============     ================

The Valuation Allowance consists of deductible temporary differences primarily for Federal income tax purposes.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets.

As of September 30, 1997, the Company has utilized all available Federal net operating loss ("NOL") carryforwards. However, the Company is currently evaluating various tax planning strategies that may reduce its current taxable income and extend the NOL.

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

In 1997, the Company reduced its valuation allowance resulting in a net deferred tax asset of $3.3 million. Management based the decision to reduce the valuation allowance by $4.8 million on the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. Two main factors contributed to the current projections for future taxable income. First was the substantial increase in the number of mortgage loans originated in the new Greenville and Phoenix offices. The Indianapolis office also continues to show a sizable increase in mortgage loans. Together, loan production for the three offices has increased to $50 million per month. Second, the Company had a large NOL remaining at the end of 1996. By the second quarter, the company believed that it would have taxable income for 1997 well in excess of the remaining NOL and that it was no longer necessary to maintain a valuation allowance against the majority of the asset.

NOTE 8 - SUBSIDIARY GUARANTORS

In September, 1997 the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes will constitute unsecured indebtedness of the Company. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is a senior subordinated obligation of CII, subordinated in right of payment to all existing and future senior indebtedness of CII (which, as of September 30, 1997, totaled $420,000, all of which was secured), and ranks pari passu in right of payment with all existing and future senior subordinated indebtedness of CII (which, as of September 30, 1997, totaled $110.9 million) and senior in right of payment to all subordinated indebtedness of CII (which, as of September 30, 1997, totaled $19.3 million).

The following consolidating condensed financial data illustrate the composition of the combined Subsidiary Guarantors. The Company believes that providing the condensed consolidating information is of material interest to potential investors in the Senior Notes and has not presented separate financial statements for each of the Subsidiary Guarantors, because it was deemed that such financial statements would not provide potential investors with any material additional information.

Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantor's investment accounts and earnings.

                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                               SEPTEMBER 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)




                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                            --------------    --------------   --------------    --------------    -------------
                ASSETS
Cash and cash equivalents                         $    24         $   1,011          $   207         $      --         $  1,242
Restricted cash                                        --                --            3,059                --            3,059

Loans receivable:
   Loans receivable                                    --           131,821            6,250                --          138,071
   Mortgage loans held for sale                        --           139,455               --                --          139,455
   Notes receivable from affiliates                87,085            10,520               11          (97,616)               --
                                            --------------    --------------   --------------    --------------    -------------
         Total loans receivable                    87,085           281,796            6,261          (97,616)          277,526

   Less  allowance for credit losses on
    loans                                              --           (5,221)               --                --           (5,221)
   Less   unearned   discount,   dealer
    reserves, and deferrals
    net of deferred loan costs                         --           (4,821)            (159)                --           (4,980)
                                            --------------    --------------   --------------    --------------    -------------
         Net loans receivable                      87,085           271,754            6,102          (97,616)          267,325

Other Receivables:
   Accrued interest receivable                          0             4,250               56                --            4,306
   Other receivables                                   45            10,312               --                --           10,357
                                            --------------    --------------   --------------    --------------    -------------
      Total other receivables                          45            14,562               56                --           14,663

Investment in subsidiaries                         94,335                --               --          (94,335)               --

Investment in asset-backed securities                  --             6,992            3,453                --           10,445
Less allowance for losses                              --             (728)               --                --            (728)
                                            --------------    --------------   --------------    --------------    -------------
      Net investment  for  asset-backed
        securities                                     --             6,264            3,453                --            9,717

Interest-only strip security                           --            38,272               --                --           38,272
Less allowance for losses                              --           (8,226)               --                --          (8,226)
                                            --------------    --------------   --------------    --------------    -------------
      Net interest-only strip security                 --            30,046               --                --           30,046

Net property and equipment                          1,437            10,050               --                --           11,487

Net  excess of cost over net  assets of
  acquired businesses                                  44             3,819               --             (938)            2,925
Real  estate  and   personal   property
  acquired through foreclosure                         --             4,492               --                --            4,492
Other assets                                        5,469             7,945              345                --           13,759
                                            --------------    --------------   --------------    --------------    -------------
Total assets                                      188,439           349,943           13,222         (192,889)          358,715
                                            ==============    ==============   ==============    ==============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable to banks                              --            31,353               --                --           31,353
   Senior unsecured debt                          125,000                --               --                --          125,000

   Investor savings:
      Notes payable to investors                       --           110,894               --                --          110,894
      Subordinated debentures                          --            19,260               --                --           19,260
                                            --------------    --------------   --------------    --------------    -------------
         Total investor savings                        --           130,154               --                --          130,154

   Accounts    payable    and   accrued
    liabilities                                       783             3,697                1                --            4,481
   Accrued interest payable                           258             1,281               --                --            1,539
   Due to affiliates                                  251                --            6,173           (6,424)               --
   Remittances payable                                 --             4,000              339                --            4,339
                                            --------------    --------------   --------------    --------------    -------------
      Total other liabilities                       1,292             8,978            6,513           (6,424)           10,359

   Subordinated debt to affiliates                    298            84,085            3,500          (87,883)               --
                                            --------------    --------------   --------------    --------------    -------------

Total liabilities                                 126,590           254,570           10,013          (94,307)          296,866

Minority interest                                      --                --               --                --               --

Shareholders' equity:
   Common stock                                       483             4,259               10           (4,269)              483
   Preferred stock                                     --             6,821               --           (6,821)               --
   Capital in excess of par value                  38,552            52,323            3,099          (55,422)           38,552
   Retained earnings                               22,814            31,970              100          (32,070)           22,814
                                            --------------    --------------   --------------    --------------    -------------
Total shareholders' equity                         61,849            95,373            3,209          (98,582)           61,849
                                            --------------    --------------   --------------    --------------    -------------
Total liabilities and shareholders' equity      $ 188,439        $  349,943        $  13,222       $ (192,889)        $ 358,715
                                            ==============    ==============   ==============    ==============    =============

                        CONSOLIDATED STATEMENTS OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)
                             (Dollars in thousands)



                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                            --------------    --------------   --------------    --------------    -------------
REVENUES:
   Interest income                                $    19          $  5,429           $   --        $   (1,229)        $  4,219
   Servicing income                                    --               924               --                --              924
   Gain on sale of loans                               --             7,870               --                --            7,870
   Management fees                                      5               124               --                --              129
   Loan fee income                                     --               902               --                --              902
   Other revenues                                     332               209               --              (15)              526
                                            --------------    --------------   --------------    --------------    -------------
      Total revenues                                  356            15,458               --           (1,244)           14,570

EXPENSES:
   Interest                                           139             3,693               --           (1,229)            2,603
   Provision for credit losses                         --             1,569               --                --            1,569
   Salaries, wages and employee benefits              721             3,070               --                --            3,791
   Other general and administrative expense          (747)             3,032               --              (18)            2,267
                                            --------------    --------------   --------------    --------------    -------------
      Total expenses                                  113            11,364               --           (1,247)           10,230
                                            --------------    --------------   --------------    --------------    -------------

   Income before income taxes, minority
      interest, and equity in
      undistributed earnings of subsidiaries          243             4,094               --                 3            4,340
   Equity in undistributed earnings of
      subsidiaries                                  3,967                --               --           (3,967)               --
                                            --------------    --------------   --------------    --------------    -------------
   Income before income taxes and
      minority interest                             4,210             4,094               --           (3,964)            4,340

Provision (benefit) for income taxes:
   Current                                           (80)               165               --                --               85
   Deferred                                            81              (37)               --                --               44
                                            --------------    --------------   --------------    --------------    -------------
   Total provision (benefit) for
      income taxes                                      1               128               --                --              129
                                            --------------    --------------   --------------    --------------    -------------
   Income before minority interest                  4,209             3,966               --           (3,964)            4,211

Minority  interest in  (earnings)  loss                90                --               --                --               90
of subsidiaries
                                            --------------    --------------   --------------    --------------    -------------
NET INCOME                                       $  4,299          $  3,966            $  --        $  (3,964)         $  4,301
                                            ==============    ==============   ==============    ==============    =============




                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)



                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
REVENUES:
   Interest income                                   $270           $12,223             $184          $(1,835)          $10,842
   Servicing income                                    --             2,920               --                --            2,920
   Gain on sale of loans                               --            14,674               --                --           14,674
   Management fees                                      5                79               --                --               84
   Loan fee income                                     --             8,822               30                --            8,852
   Other revenues                                     143               100               19              (18)              244
                                            --------------    --------------   --------------    --------------    -------------
      Total revenues                                  418            38,818              233           (1,853)           37,616

EXPENSES:
   Interest                                           482             8,224               82           (1,835)            6,953
   Provision for credit losses                         --             2,415               --                --            2,415
   Salaries, wages and employee benefits            1,245            12,580               --                --           13,825
   Other general and administrative expense          (834)            10,957               51              (21)           10,153
                                            --------------    --------------   --------------    --------------    -------------
      Total expenses                                  893            34,176              133           (1,856)           33,346
                                            --------------    --------------   --------------    --------------    -------------

   Income before income taxes, minority
      interest, and equity in undistributed
      earnings of subsidiaries                       (475)             4,642              100                 3            4,270
   Equity in undistributed earnings of
      subsidiaries                                  4,545                --               --           (4,545)               --
                                            --------------    --------------   --------------    --------------    -------------
   Income before income taxes and
      minority interest                             4,070             4,642              100           (4,542)            4,270

Provision (benefit) for income taxes:
   Current                                            108                56               --                --              164
   Deferred                                         (659)               145               --                --            (514)
                                            --------------    --------------   --------------    --------------    -------------
   Total provision (benefit) for income taxes       (551)               201               --                --            (350)
                                            --------------    --------------   --------------    --------------    -------------
   Income before minority interest                  4,621             4,441              100           (4,542)            4,620

Minority  interest in  (earnings)  loss
of subsidiaries                                        --                --               --                --               --
                                            --------------    --------------   --------------    --------------    -------------
NET INCOME                                       $  4,621          $  4,441           $  100        $  (4,542)         $  4,620
                                            ==============    ==============   ==============    ==============    =============


                        CONSOLIDATED STATEMENTS OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)
                             (Dollars in thousands)




                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                               -------        ------------     ------------      ------------      ------------
REVENUES:
   Interest income                                $    59         $  14,033            $  --        $   (1,498)       $  12,594
   Servicing income                                    --             2,487               --                --            2,487
   Gain on sale of loans                               --            15,338               --                --           15,338
   Management fees                                     14               371               --                --              385
   Loan fee income                                     --             1,328               --                --            1,328
   Other revenues                                     322               439               --              (15)              746
                                            --------------    --------------   --------------    --------------    -------------
      Total revenues                                  395            33,996               --           (1,513)           32,878

EXPENSES:
   Interest                                           408             9,271               --           (1,498)            8,181
   Provision for credit losses                         --             3,101               --                --            3,101
   Salaries, wages and employee benefits            1,324             6,788               --                --            8,112
   Other general and  administrative
       expense                                     (1,279)            6,865               --              (18)            5,568
                                            --------------    --------------   --------------    --------------    -------------
      Total expenses                                  453            26,025               --           (1,516)           24,962
                                            --------------    --------------   --------------    --------------    -------------

   Income before income taxes, minority
      interest, and equity in undistributed
      earnings of subsidiaries                        (58)             7,971               --                3            7,916
   Equity in undistributed  earnings of
      subsidiaries                                  7,724                --               --           (7,724)               --
                                            --------------    --------------   --------------    --------------    -------------
   Income before income taxes and
      minority interest                             7,666             7,971               --           (7,721)            7,916

Provision (benefit) for income taxes:
   Current                                           (79)               316               --                --              237
   Deferred                                           78                (67)              --                --               11
                                            --------------    --------------   --------------    --------------    -------------
   Total provision (benefit) for
      income taxes                                    (1)               249               --                --              248
                                            --------------    --------------   --------------    --------------    -------------
   Income before minority interest                  7,667             7,722               --            (7,721)           7,668

Minority interest in (earnings) loss
  of subsidiaries                                      68                --               --                --               68
                                            --------------    --------------   --------------    --------------    -------------

NET INCOME                                      $   7,735       $     7,722         $     --       $    (7,721)    $      7,736
                                            ==============    ==============   ==============    ==============    =============





                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                               -------        ------------     ------------      ------------      ------------
REVENUES:
   Interest income                           $     309        $   27,420      $       184         $  (2,047)      $   25,866
   Servicing income                                 --             6,005               --                --            6,005
   Gain on sale of loans                            --            32,781               --                --           32,781
   Management fees                                  14               327               --                --              341
   Loan fee income                                  --            22,037               30                --           22,067
   Other revenues                                  176               243               19              (18)              420
                                            -----------    --------------   --------------    --------------    -------------
      Total revenues                               499            88,813              233           (2,065)           87,480

EXPENSES:
   Interest                                        694            18,006               82           (2,047)           16,735
   Provision for credit losses                      --             7,087               --                --            7,087
   Salaries, wages and employee
     benefits                                    2,800            29,785               --                --           32,585
   Other  general  and   administrative
     expense                                    (2,633)           25,710               51              (21)           23,107
                                             -----------    --------------   --------------    --------------    -------------
      Total expenses                               861            80,588              133           (2,068)           79,514
                                            -----------    --------------   --------------    --------------    -------------

   Income before income taxes,
      minority interest, and
      equity in undistributed
      earnings of subsidiaries                    (362)            8,225              100                3             7,966
   Equity in undistributed earnings of
     subsidiaries                                9,534                --               --           (9,534)               --
                                            -----------    --------------   --------------    --------------    -------------
    Income before income taxes and
     minority interest                           9,172             8,225              100           (9,531)            7,966

Provision (benefit) for income taxes:
   Current                                          60               936               --                --              996
   Deferred                                       (657)           (2,314)              --                --           (2,971)
                                            -----------    --------------   --------------    --------------    -------------
   Total provision (benefit) for
    income taxes                                 (597)           (1,378)               --                --           (1,975)
                                            -----------    --------------   --------------    --------------    -------------
   Income before minority interest               9,769             9,603              100           (9,531)            9,941

Minority  interest in  (earnings)  loss
  of subsidiaries                                   17              (173)               --                --            (156)
                                            -----------    --------------   --------------    --------------    -------------
NET INCOME                                   $   9,786       $     9,430     $        100      $    (9,531)      $     9,785
                                            ===========    ==============   ==============    ==============    =============

                                                          14

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                       NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                    (Unaudited)
                                              (Dollars in thousands)


                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                               -------        ------------     ------------      ------------     ------------
OPERATING ACTIVITIES:
   Net income                                 7,736             7,721               --           (7,721)           7,736
   Adjustments to reconcile net income
      to net cash provided
      by (used in) operating
     activities:
      Equity in undistributed earnings
       of subsidiaries                       (7,724)              --                --            7,724               --
      Depreciation and amortization              39               849               --               (3)             885
      Provision for deferred income
        taxes                                    78               (67)              --                --              11
      Provision for credit losses                --             3,101               --                --           3,101
      Loans  originated with intent to
       sell                                      --          (192,969)              --                --        (192,969)
      Principal proceeds from sold
       loans                                     --           223,692               --                --         223,692
      Proceeds from  securitization  of
        loans                                    --            14,140               --                --          14,140
      Other                                     (68)            1,150               --                --           1,082
      Changes in operating assets and
        liabilities
         increasing (decreasing) cash:
         Restricted cash                          --              --            (2,081)               --          (2,081)
         Other receivables                       (63)             754               --                --             691
         Interest only strip security              --            (522)              --                --            (522)
         Accrued interest receivable               36               8               --                --              44
         Other assets                           (532)          (1,001)              --                --          (1,533)
         Remittance due loan
           participants                           --              900               --                --             900
         Accrued interest payable                918               (8)              --             (918)              (8)
         Other liabilities                      (303)            (312)              --                --            (615)
         Intercompany transfers               (4,308)           2,790            1,518                --              --
                                           -----------    --------------   --------------    --------------    -------------
            Net cash  provided by (used
             in) operating activities         (4,191)          60,226             (563)             (918)         54,554

INVESTING ACTIVITIES:
   Loans originated for investment
    purposes                                      --         (99,170)              --                --         (99,170)
   Principal collections on loans not
     sold                                         --          45,415               --                --          45,415
   Principal collections on
    asset-backed securities                       --              --              563                --             563
   Additional investment in subsidiary        (7,181)             --               --             7,181              --
   Proceeds from  sale of real estate
      and personal property
      acquired through foreclosure                 --           3,084               --                --           3,084
   Purchase of property and equipment           (228)          (2,034)              --                --          (2,262)
   Other                                           --            (299)              --                --            (299)
                                           -----------    --------------   --------------    --------------    ----------
   Net cash used in investing
     activities                               (7,409)         (53,004)              563             7,181        (52,669)

FINANCING ACTIVITIES:
   Advances on notes payable to banks              --         368,410               --                --         368,410
   Payments on notes payable to banks              --        (370,384)              --                --        (370,384)
   Net  increase in notes payable  to
     investors                                     --          12,757               --                --          12,757
   Net (decrease) increase in
     subordinated debentures                       --           1,327               --                --           1,327
   Advances (to) from subsidiary               11,225         (12,143)              --              918               --
   Proceeds from issuance of
     additional common stock                      213           7,181               --           (7,181)             213
                                           -----------    --------------   --------------    --------------    -------------
   Net cash provided by (used in)
     financing activities                      11,438           7,148               --           (6,263)          12,323
                                           -----------    --------------   --------------    --------------    -------------
   Net increase  (decrease) in cash and
     cash equivalents                            (162)         14,370               --               --           14,208
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                         363             897               --               --            1,260
                                           ===========    ==============   ==============    ==============    =============
CASH AND CASH EQUIVALENTS, END OF YEAR            201          15,267               --               --           15,468
                                           ===========    ==============   ==============    ==============    =============



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)


                                                                Combined         Combined
                                               Parent           Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                               -------        ------------     ------------      ------------      ------------
OPERATING ACTIVITIES:
   Net income                                    9,785             9,431              100             (9,531)            9,785
   Adjustments  to reconcile net income
     to net cash provided
      by (used in) operating
      activities:
      Equity in undistributed  earnings
         of subsidiaries                        (9,534)               --                --             9,534               --
      Depreciation and amortization                198             1,724                3                 (3)            1,922
      Provision for deferred income
        taxes                                     (657)           (2,314)               --                --            (2,971)
      Provision for credit losses                   --             7,087                --                --             7,087
      Loans originated with intent to
      sell                                          --          (808,165)               --                --          (808,165)
      Principal proceeds from sold
       loans                                        --           393,458                --                --           393,458
      Proceeds from securitization  of
        loans                                       --           332,156                --                --           332,156
      Payments to securitization
        certificate holders for credit
         losses                                     --            (1,137)               --                --            (1,137)
      Other                                         --             3,721               64                 --             3,785
      Changes in  operating  assets and
        liabilities
         increasing (decreasing) cash:
         Restricted cash                            --                --            2,260                 --             2,260
         Interest only strip security               --           (25,731)               --                --           (25,731)
         Accrued interest receivable                --            (2,162)             (29)                --            (2,191)
         Other assets                              863           (10,693)               --                --            (9,830)
         Remittance due loan
           participants                             --             1,427             (607)                --               820
         Accrued interest payable                  258               683               --                --                941
         Other liabilities                         237               190              (19)                --               408
         Intercompany transfers                   (107)            2,295           (2,188)                --                --
                                            -----------    --------------   --------------    --------------     -------------
            Net cash provided by (used
              in) operating activities           1,043           (98,030)            (416)                --           (97,403)

INVESTING ACTIVITIES:
   Loans originated   for  investment
     purposes                                     --            (100,939)          (1,250)                --          (102,189)
   Principal collections on loans not
     sold                                         --              91,121               --                --             91,121
   Principal collections on
     asset-backed securities                      --                --                536                --                536
   Increase in  overcollateralization
     from excess spread                           --              (4,378)              --                --             (4,378)
   Additional investment in subsidiary         (38,031)              --                --            38,031               --
   Proceeds from sale of real estate
      and personal property
      acquired through foreclosure                 --              4,850                --                --            4,850
   Purchase of property and equipment           (1,134)           (4,801)               --                --           (5,935)
   Other                                           163              (489)               --                --             (326)
   Net cash used in investing
     activities                                -----------    --------------   --------------    --------------    -------------
                                               (39,002)          (14,636)            (714)            38,031          (16,321)

FINANCING ACTIVITIES:
   Advances on notes payable to banks               --           817,222               --                --           817,222
   Payments on notes payable to banks               --          (841,363)              --                --          (841,363)
   Net increase in notes payable  to
    investors                                       --            12,907               --                --            12,907
   Net (decrease) increase in
    subordinated debentures                         --             3,146               --                --             3,146
   Advances (to) from subsidiary               (83,987)           82,650            1,337                --               --
   Proceeds  received  from issuance of
    senior unsecured debt                      120,630                --               --                --           120,630
   Proceeds from issuance of
    additional common stock                      1,148            38,031               --          (38,031)             1,148
                                            -----------    --------------   --------------    --------------    -------------
   Net cash provided by (used  in)
     financing activities                       37,791           112,593            1,337          (38,031)           113,690
                                            -----------    --------------   --------------    --------------    -------------
   Net increase  (decrease) in cash and
     cash equivalents                             (168)              (73)             207                --               (34)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                          192             1,084               --                --             1,276
                                            -----------    --------------   --------------    --------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR              24             1,011              207                --             1,242
                                            ===========    ==============   ==============    ==============    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company appearing elsewhere herein.

FORWARD-LOOKING INFORMATION

Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, adverse consequences of changes in interest rate environment, uncreditworthiness of borrowers and risk of default, limited operating history of retail lending operations, termination of strategic alliance agreements and Mortgage Banker relationships, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, loss of operating loss carryforwards, impact of competition, regulation of lending activities, and changes in the regulatory environment and dependence on key executives.

GENERAL

The Company is a diversified financial services company headquartered in Greenville, South Carolina, which makes mortgage loans, small business loans, and auto loans. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. Since such acquisition through December 31, 1996, the Company has experienced a compounded annual growth rate of 86% in loan originations. Since 1996, the Company has been focused principally on expanding its mortgage loan division and small business loan division. The Company opened two new retail offices in the third quarter, and has continued expansion of its existing offices. On October 1, 1997, its principal retail operation opened its fourth retail operating center in Houston, Texas. As a result of this expansion, the Company will incur significant start-up costs in the fourth quarter. The Company also has recently determined to pursue the divestiture of its auto loan division. The auto loan division has historically originated only a small percentage of total Company loans and is not believed to have the profit potential of the Company's mortgage and small business loan divisions.

The Company's total serviced loans increased from $157.4 million at December 31, 1994, to $214.5 million at December 31, 1995, to $309.1 million at December 31, 1996 and to $835.4 million at September 30, 1997. Mortgage loans have increased during all such periods principally as a result of an increase in the number of mortgage bankers originating loans through the mortgage loan division, as well as increased loan volume from existing mortgage bankers and due to the startup and growth of the retail division. Small business loans have increased due to the opening of additional offices, an increase in the number of commercial loan brokers, which refer loans to the small business loan division, and new product offerings. However, in 1995, the SBA adopted certain policies, such as the temporary implementation of a maximum SBA loan amount of $500,000 and the temporary prohibition of the use of SBA loan proceeds for certain refinancings (which temporary limitations were removed in October 1995). Consequently, small business loan volume in 1995 was relatively unchanged from the 1994 level. Auto loans increased during all such periods, prior to 1997, principally as a result of an increase in the number of loan production offices and successful efforts at establishing additional dealer relationships. Beginning in September 1996, in anticipation of divestiture, the Company curtailed the expansion of its auto loan operations and, consequently, has experienced a decline in auto loan originations since that time.

The following table sets forth certain data relating to the Company's loans at and for the periods indicated:


                                              Years Ended December 31,                     Nine Months Ended September 30,
                                 ---------------------------------------------------    --------------------------------------
                                     1994              1995               1996                1996                 1997
                                 -------------     --------------    ---------------    -----------------    -----------------
                                                                    (Dollars in thousands)

MORTGAGE LOANS:
Mortgage loans originated        $    99,373      $     192,800      $     328,649          $   220,569         $    774,457

Mortgage loans sold                   54,565            127,632            284,794              189,741              326,043
Mortgage loans securitized                --                 --                 --                   --              329,861
Total mortgage loans
 (period end)                         60,151             88,165            146,231               82,140              204,225
Total serviced mortgage
  loans (period end)                  60,151             88,165            146,231               82,140              625,796

Total serviced unguaranteed
     mortgage loans (period
     end)(1)                          60,151             88,165            146,231               82,140              527,256
Average mortgage loans(2)             51,243             74,158             97,281               92,225              234,722
Average serviced  mortgage
  loans(2)                            51,243             74,158             97,281               92,225              348,532
Average serviced
     unguaranteed
     mortgage loans(1)                51,243             74,158             97,281               92,225              336,600
Average interest earned(2)             12.37%             12.10%             11.97%               11.93%               10.74%





                                              Years Ended December 31,                     Nine Months Ended September 30,
                                 ---------------------------------------------------    --------------------------------------
                                     1994              1995               1996                1996                 1997
                                 -------------     --------------    ---------------    -----------------    -----------------
                                                                    (Dollars in thousands)



SMALL BUSINESS LOANS:
Small business loans
  originated                     $     43,123           $ 39,560       $     68,210            $  48,429         $     55,949
Small business loans sold              31,207             25,423             33,060               22,171               27,383
Small business loans
  securitized                              --             17,063             12,851                   --                4,626
Total small business
  loans (period end)                   26,764             20,620             29,386               34,706               54,912
Total serviced small
  business loans
     (period end)                      88,809            108,696            140,809              134,110              187,500
Total serviced  unguaranteed
  small business loans (period
  end)(3)                              18,771             24,867             44,017               39,325               73,624
Average small business
  loans(2)                             22,348             23,692             26,700               25,311               34,065
Average serviced small
  business loans(2)                    73,681             98,753            125,723              122,498              157,867
Average serviced
     unguaranteed small
     business loans(2)(3)              15,004             21,819             34,442               32,096               58,820
Average interest earned(2)              10.11%             10.39%             12.61%               11.40%               15.44%

AUTO LOANS:
Auto loans originated               $   7,547           $ 17,148       $     14,482             $ 12,260            $  18,287

Auto loans securitized                     --                 --             16,107               16,107                   --
Total auto loans(period end)            8,483             17,673             13,916               11,966               18,389
Total serviced auto
  loans(period end)                     8,483             17,673             22,035               22,487               22,078
Average auto loans(2)                   7,247             13,078             11,917               11,545               16,576
Average serviced auto
  loans(2)                              7,247             13,078             21,277               20,754               22,426
Average interest earned(2)              28.28%             27.40%             23.57%               23.29%               24.05%

TOTAL LOANS:
Total loans
  receivable(period end)          $    95,398      $     126,458      $     189,532            $ 128,811            $ 277,526
Total serviced loans (period end)     157,443            214,534            309,073              238,737              835,374




   -----------------------------------
(1)    Excludes loans serviced for others with no recourse to the Company.

(2) Averages are computed using beginning and ending balances for the period presented, except that the 1996 and 1997 averages are calculated based on the daily averages for small business loan division and auto loan division and monthly averages for mortgage loan division (rather than the beginning and ending balances).

(3)    Excludes guaranteed portion of SBA loans.

OPERATING CASH FLOW

The Company expects to operate on a negative cash flow basis due to increases in the volume of loans purchased and originated and due to the growth of its securitization program. Currently, the Company's primary operating cash uses include the funding of (i) mortgage originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes") and its warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) excess cash flow received in each period with respect to interest only and residual certificates, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales.

The Company reduces the negative cash flow impact of securitizations by its ongoing sale of whole loans, the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy.

The table below summarizes cash flows provided by and used in operating activities:

                                                                             Nine Months Ended September 30,
                                                                          --------------------------------------
                                                                                1996                 1997
                                                                          -----------------    -----------------
                                                                                 (Dollars in thousands)

OPERATING CASH INCOME:
     Servicing fees received and excess cash flow from
          securitization trusts                                                   $  2,487            $   7,414

     Interest received                                                              12,638               23,675
     Cash gain on sale of loans                                                     15,483               10,969
     Cash loan origination fees received                                             1,951               24,707
     Other cash income                                                                 990                  829
                                                                          -----------------    -----------------
          Total operating cash income                                               33,549               67,594

OPERATING CASH EXPENSES:
     Securitization costs                                                               --              (2,411)
     Securitization hedge losses                                                        --              (1,996)
     Cash operating expenses                                                      (12,796)             (53,770)
     Interest paid                                                                 (8,190)             (15,794)
     Taxes paid                                                                       (93)              (1,112)
                                                                          -----------------    -----------------
          Total operating cash expenses                                           (21,079)             (75,083)

     CASH FLOW (DEFICIT) DUE TO OPERATING CASH INCOME AND EXPENSES                  12,470              (7,489)

OTHER CASH FLOWS:
     Cash provided by (used in) other payables and receivables                     (2,856)              (6,226)
     Cash provided by (used in) loans held for sale                                 44,863             (83,688)
     Net cash (used in) provided by operating activities of
          discontinued operations                                                       77                   --
                                                                          -----------------    -----------------
     Net cash provided by (used in) operating activities                        $   54,554       $     (97,403)
                                                                          =================    =================



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

The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Financial Statements.

                                                                          Nine Months Ended September 30,
                                                                       ---------------------------------------
                                                                             1996                 1997
                                                                       -----------------    ------------------
                                                                           (Percentage of total revenues)

Interest revenue                                                               38.3%              29.6%
Servicing revenue                                                               7.6                6.8
Cash gain on sale of loans                                                     46.7               12.5
Non-cash gain on sale of loans                                                  0.0               25.0
Loan fee income                                                                 4.0               25.6
Other revenues                                                                  3.4                0.5
                                                                       -------------    ---------------
     Total revenues                                                           100.0%             100.0%
                                                                       =============    ===============

Interest expense                                                               24.9%              19.1%
General and administrative expenses                                            41.6               63.7
Provision for credit losses                                                     9.4                8.1
                                                                       -------------    ---------------
Income from continuing operations before income taxes                          24.1                9.1
Income tax expense (benefit)                                                    0.8              (2.3)
Minority interest                                                               0.2              (0.2)
Income (loss) from discontinued operations                                       --                 --
                                                                       -------------    ---------------
Net income                                                                    23.5%              11.2%
                                                                       =============    ===============


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues increased $54.6 million, or 166%, from $32.9 million for the nine month period ended September 30, 1996, to $87.5 million for the nine month period ended September 30, 1997. The increase in revenues resulted principally from increases in interest revenue, servicing revenue, gain on sale of loans and loan fee income.

Interest revenue increased $13.3 million, or 106%, from $12.6 million for the nine month period ended September 30, 1996, to $25.9 million for the nine month period ended September 30, 1997. This increase was due principally to the growth in the loan portfolio of the mortgage loan division. Interest revenue earned by the mortgage loan division increased $10.9 million, or 111%, from $9.8 million for the nine month period ended September 30, 1996, to $20.7 million for the nine month period ended September 30, 1997. The mortgage loan portfolio increased $122.1 million, or 149%, from $82.1 million at September 30, 1996 to $204.2 million at September 30, 1997.

Servicing revenue increased $3.5 million, or 140%, from $2.5 million for the nine month period ended September 30, 1996, to $6.0 million for the nine month period ended September 30, 1997. The increase was due to the securitization of the unguaranteed portion of SBA loans in November of 1996 and the securitizations of mortgage loans in March 1997, June 1997 and September 1997. The Company's total serviced portfolio increased $596.7 million, or 250%, from $238.7 million at September 30, 1996, to $835.4 million at September 30, 1997.

Cash gain on sale of loans decreased $4.5 million or 29%, from $15.5 million for the nine month period ended September 30, 1996, to $11.0 million for the nine month period ended September 30, 1997. The 1996 amount includes the recoupment of shared premiums on a terminated strategic alliance with a third-party mortgage broker. Non-cash gain on sale of loans increased $21.8 million from $0 for the nine month period ended September 30, 1996, to $21.8 million for the nine month period ended September 30, 1997. The increase resulted primarily from the securitization of mortgage loans in the first, second, and third quarters.

Loan fee income increased $20.8 million from $1.3 million for the nine month period ended September 30, 1996, to $22.1 million for the nine month period ended September 30, 1997. The increase was due principally to the increase in the Company's retail mortgage loan originations. The Company began its retail operations in April 1996 and generated $403.4 million in mortgage loans in the first nine months of 1997 through its retail operations compared to $68.8 million in the last nine months of 1996.

Other revenues decreased $326,000, or 44%, from $746,000 for the nine month period ended September 30, 1996, to $420,000 for the nine month period ended September 30, 1997. Other revenues are comprised principally of insurance commissions related to the auto loan division.

Total expenses increased $54.5 million, or 218%, from $25.0 million for the nine month period ended September 30, 1996, to $79.5 million for the nine month period ended September 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses, all of which increased as a result of the general expansion of the Company's business.

Interest expense increased $8.5 million, or 104%, from $8.2 million for the nine month period ended September 30, 1996, to $16.7 million for the nine month period ended September 30, 1997. The increase was due principally to increased borrowings by the mortgage loan division associated with increased loan originations. Average borrowings attributable to the mortgage loan division, both under the Credit Facilities and in connection with the sales of CII Notes, totaled $272.1 million as of September 30, 1997, which represented an increase of 158%, compared to $105.3 million as of September 30, 1996. Average borrowings attributable to the small business loan division totaled $19.4 million as of September 30, 1997, which represented an increase of 36%, compared to $14.3 million as of September 30, 1996. This increase in debt resulted principally from the loan origination activity for the nine month period ended September 30, 1997, as compared to the same period in 1996.

Provision for credit losses increased $4.0 million, or 129%, from $3.1 million for the nine month period ended September 30, 1996, to $7.1 million for the nine month period ended September 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loan growth, as well as to fund specific reserves for possible losses associated with particular loans.

General and administrative expenses increased $42.0 million, or 307%, from $13.7 million for the nine month period ended September 30, 1996, to $55.7 million for the nine month period ended September 30, 1997. This primarily resulted from increased salaries, wages, and employee benefits, which increased from $8.1 million in the first nine months of 1996 to $32.6 million in the first nine months of 1997 and resulted principally from the continued expansion in the servicing and underwriting areas and increased expenses associated with nine new retail locations. In addition, advertising and promotion expenses increased $4.2 million, from $722,000 to $4.9 million in the first nine months of 1997 as compared to the prior year's period, also as a result of the continued expansion of the retail operations. General and administrative expenses increased from 7.8% of average serviced loans at September 30, 1996, to 14.0% at September 30, 1997, principally as a result of the costs associated with the retail mortgage origination facilities and increased servicing capacity.

Income taxes decreased $2.2 million from $248,000 for the nine month period ended September 30, 1996 to a tax benefit of $2.0 million for the nine month period ended September 30, 1997, as a result of the reduction in the valuation allowance associated with the Company's net operating loss carryforward.

Net income increased $2.1 million, or 27%, from $7.7 million for the nine month period ended September 30, 1996, to $9.8 million for the nine month period ended September 30, 1997. Net income as a percentage of total revenues decreased from 23.5% for the nine months ended September 30, 1996 to 11.2% for the nine months ended September 30, 1997 as a result of the Company's investment in expansions and infrastructure to facilitate its rapid growth.

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues increased $23.0 million, or 158%, from $14.6 million for the three-month period ended September 30, 1996, to $37.6 million for the three-month period ended September 30, 1997. The increase in revenues resulted principally from increases in interest and servicing revenue, gain on sale of loans, and loan fee income.

Interest income increased $6.6 million, or 157%, from $4.2 million for the three-month period ended September 30, 1996, to $10.8 million for the three-month period ended September 30, 1997. This increase was due principally to the growth in the loan portfolio in the mortgage loan division. Interest revenue earned by the mortgage loan division increased $5.2 million, or 158%, from $3.3 million for the three-month period ended September 30, 1996, to $8.5 million for the three-month period ended September 30, 1997. The mortgage loan portfolio increased $122.1 million, or 149%, from $82.1 million at September 30, 1996 to $204.2 million at September 30, 1997.

Servicing income increased $2.0 million, or 222%, from $924,000 for the three-month period ended September 30, 1996, to $2.9 million for the three-month period ended September 30, 1997. This increase was due to the securitization of the unguaranteed portion of SBA loans in November of 1996 and the securitization of mortgage loans in March, June and September of 1997. The Company's total serviced portfolio increased $596.7 million, or 250%, from $238.7 million at September 30, 1996, to $835.4 million at September 30, 1997.

Gain on sale of loans increased $6.8 million, or 86%, from $7.9 million for the three-month period ended September 30, 1996, to $14.7 million for the three-month period ended September 30, 1997. The 1996 amount includes the recoupment of shared premiums on a terminated strategic alliance with a third-party mortgage broker. This increase resulted mainly from the securitization of mortgage loans in September of 1997. The mortgage loan division securitized $131.1 million in mortgage loans and reported a gain of $10.1 million related to the transaction.

Loan fee income increased $8.0 million from $902,000 for the three-month period ended September 30, 1996, to $8.9 million for the three-month period ended September 30, 1997. The increase was due principally to the increase in the Company's retail mortgage loan originations.

Management fees decreased $45,000, or 35%, from $129,000 for the three-month period ended September 30, 1996, to $84,000 for the three-month period ended September 30, 1997. These management fees were paid to the Company by the venture capital funds managed by the Company.

Other revenues decreased $282,000, or 54%, from $526,000 for the three-month period ended September 30, 1996, to $244,000 for the three-month period ended September 30, 1997. Other revenues are comprised principally of insurance commissions related to the auto loan division.

Total expenses increased $23.1 million, or 226%, from $10.2 million for the three-month period ended September 30, 1996, to $33.3 million for the three-month period ended September 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, and general and administrative expenses.

Interest expense increased $4.4 million, or 169%, from $2.6 million for the three-month period ended September 30, 1996, to $7.0 million for the three-month period ended September 30, 1997. The increase was due principally to increased borrowings by the mortgage loan division associated with increased loan originations. Average borrowings attributable to the mortgage loan division, both under the Credit Facilities and in connection with the sales of CII Notes, increased $166.8 million, or 158%, from $105.3 million as of September 30, 1996, to $272.1 million as of September 30, 1997. Total average borrowings attributable to the small business loan division increased $5.1 million, or 36%, from $14.3 million as of September 30, 1996, to $19.4 million as of September 30, 1997. The increase resulted principally from the loan origination activity for the nine month period ended September 30, 1997 as compared to the same period in 1996.

Provision for credit losses increased $800,000, or 50%, from $1.6 million for the three-month period ended September 30, 1996, to $2.4 million for the three-month period ended September 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loan originations, as well as to increase specific reserves for possible losses with particular loans.

General and administrative expenses increased $17.9 million, or 298%, from $6.0 million for the three-month period ended September 30, 1996, to $23.9 million for the three-month period ended September 30, 1997. This is a result of increased personnel costs in the mortgage loan division due to the continued expansion in the servicing and production departments, and the increased expenses associated with the nine new retail locations which were not in operation on September 30, 1996.

Net income increased $300,000, or 7%, from $4.3 million for the three-month period ended September 30, 1996, to $4.6 million for the three-month period ended September 30, 1997.

FINANCIAL CONDITION

Net loans receivable increased $82.3 million to $267.3 million at September 30, 1997 from $185.0 million at December 31, 1996. The increase in investment in asset-backed securities of $6.1 million was due to the retention of the residual interest certificates ("Class R") in the Company's mortgage loan securitizations completed in March 1997, June 1997 and September 1997. The interest only strip security increased by $25.7 million to $30.0 million at September 30, 1997, from $4.3 million at December 31, 1996. This increase was due to the estimated present value of the excess cash flow on loans sold with servicing retained of $27.1 million, offset by amortization of $1.4 million.

Net property, plant and equipment increased by $4.3 million to $11.5 million at September 30, 1997, from $7.2 million at December 31, 1996. The Company purchased additional computer equipment to provide system improvements and equipment supporting electronic document generation, storage, and retrieval. The Company also purchased additional furniture and office equipment in connection with the expansion of its retail operations and servicing center.

Other assets increased by $10.3 to $13.8 million at September 30, 1997 from $3.5 million at December 31, 1996. The increase results primarily from $4.4 million in debt origination costs incurred in the offering of the Company's Senior Notes due 2004 and approximately $1.5 million incurred in capitalizable costs associated with the implementation of a new loan origination and processing system.

The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes due 2004). At September 30, 1997, the Company had notes payable to banks of $31.4 million, which compares with $55.5 million at December 31, 1996, for a decrease of $24.1 million. During September 1997, the Company issued $125.0 million of Senior Notes due 2004, which allowed the Company to reduce amounts outstanding under existing warehouse credit facilities. At September 30, 1997, the Company had $130.2 million of CII Notes outstanding, which compares with $114.1 million at December 31, 1996, for an increase of $16.1 million.

Total stockholders' equity at September 30, 1997 was $61.8 million, which compares to $46.6 million at December 31, 1996, an increase of $15.2 million. This increase resulted from net income of $9.8 million for the nine months ended September 30, 1997, the issuance of stock in the amount of $5.2 million related to the acquisition of Reedy River Ventures, and the exercise of stock options for $200,000.

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

To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover future losses of principal on its portfolio loans and its interest only and residual asset-backed certificates held as a result of its securitizations of loans (which represent all loans for which the Company bears credit risk). At September 30, 1997, the total allowance for credit losses for the Company was $14.2 million, including $9.0 million reserved for potential losses relating to the Company's securitized mortgage, SBA, and auto loans. This compares to an allowance for credit losses at December 31, 1996 of $4.3 million, which included $1.2 million reserved for potential losses relating to the Company's securitized SBA loans.

The table below summarizes certain information with respect to the Company's allowance for credit losses and the composition of charge-offs and recoveries for each of the periods indicated.


                                                               Year Ended             Nine Months Ended
                                                              December 31,              September 30,
                                                         ------------------------   -----------------------
                                                                  1996                      1997
                                                         ------------------------   -----------------------
                                                                        (Dollars in thousands)

    Allowance for credit losses at
         beginning of period                                    $   2,647                $  4,286

    Total loans charged-off                                        (4,223)                 (5,218)
    Total loans recovered                                              446                     466
                                                         ------------------     -------------------
    Net charge-offs                                                (3,777)                 (4,752)
    Provision charged to expense                                     5,416                   7,087
    Provision netted against securitization gains                       --                   7,554
                                                         ------------------     -------------------
    Allowance for credit losses at end of period                   $ 4,286              $   14,175
                                                         ==================     ===================




The total allowance for credit losses as shown on the balance sheet is as follows:


                                                      December 31,        September 30,
                                                  -----------------     -----------------
                                                          1996                1997
                                                  --------------       ------------------
                                                       (Dollars in thousands)

    Allowance for credit losses on investment
         in asset-backed securities                       $ 354                $ 728

    Allowance for credit losses on
         I/O strip security                                 848                8,226
    Allowance for credit losses on loans                  3,084                5,221
                                                  --------------     ----------------
    Allowance for credit losses at end of period        $ 4,286             $ 14,175
                                                  ==============     ================



The Company considers its allowance for credit losses to be adequate in view of the Company's loss experience and the secured nature of most of the Company's outstanding loans. Although management considers the allowance appropriate and adequate to cover possible losses, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible credit losses or that additional increases in the allowance for possible credit losses will not be required.

Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. The Company's policy is to place a loan on non-accrual status after it becomes 90 days past due, or sooner if the interest is deemed uncollectible. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts will exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

The following table sets forth the Company's allowance for credit losses at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                        Year Ended                 Nine Months Ended
                                                                       December 31,                  September 30,
                                                                 -------------------------       ----------------------
                                                                           1996                          1997
                                                                 -------------------------       ----------------------

ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS(1):
Mortgage loan division                                                         0.80%                          1.85%
Small business loan division                                                    3.84                           4.28
Auto loan division                                                              6.45                           5.83
                                                                 --------------------             ------------------
     Total                                                                     2.02%                          2.28%
                                                                 ====================             ==================

NET CHARGE-OFFS AS A % OF AVERAGE SERVICED LOANS(2):
Mortgage loan division                                                         0.81%                          0.39%
Small business loan division                                                    2.71                           2.60
Auto loan division                                                              9.65                          15.61
                                                                 --------------------             ------------------
     Total                                                                     2.47%                          1.52%
                                                                 ====================             ==================

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF
  SERVICED LOANS(1):
Mortgage loan division                                                          7.26%                          7.97%
Small business loan division                                                    7.92                           4.11
Auto loan division                                                             17.09                           8.77
                                                                 --------------------             ------------------
     Total                                                                     8.41%                          7.54%
                                                                 ====================             ==================

TOTAL ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS
     PAST DUE 90 DAYS OR MORE(1)                                              88.71%                         88.83%


    --------------------------

(1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio mortgage loans and auto loans, all securitized loans, and the small business loans, but excludes the guaranteed portion of the SBA loans and mortgage loans serviced without credit risk.

(2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996 and 1997 averages are calculated based on the daily averages for small business loan division and auto loan division and monthly averages for mortgage loan division (rather than the beginning and ending balances). Net charge-offs as a % of average serviced loans for the nine month period ended September 30, 1997, have been annualized.

(3) Approximately 90% of the amount in 1994 relates to the writedown to market of certain foreclosed properties associated with speculative construction loans made by the mortgage loan division prior to its acquisition by the Company. The Company no longer makes speculative construction loans.



Over the last several years, and more acutely in the most recent nine month period, the Company has expanded rapidly. The reduction to loans past due as a percentage of total serviced mortgage loans is due, in part, to the increased origination volume. The Company anticipates that its total delinquencies will generally be higher than they were at September 30, 1997 as the portfolio becomes more seasoned.

The Company has terminated its relationship with one of its strategic alliance joint venture partners due to concerns over the credit quality of loans generated by that partner. The Company had included approximately $10.5 million of such loans in its first mortgage securitization, and has another $6.8 million of exposure on loans from that partner which may require a write-down of up to $4.5 million during the fourth quarter, depending on the outcome of the sale of such loans and the assessment of the strategic alliance partner's ability to repay any shortfalls to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are cash flow from operations, sales of the loans it originates and purchases, proceeds from the sale of CII Notes, borrowings under the Credit Facilities and proceeds from securitizations of loans. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

Shareholders' equity increased from $9.7 million at December 31, 1994, to $9.9 million at December 31, 1995, to $46.6 million at December 31, 1996, to $61.8 million at September 30, 1997. Each of these increases resulted principally from the retention of income by the Company and, for 1996, the public stock offering with proceeds of $26.2 million and, for 1997, the issuance of 494,000 additional shares of common stock at a value of $5.2 million related to the acquisition of the mezzanine lending operations.

Cash and cash equivalents were $1.3 million at December 31, 1995, $1.3 million at December 31, 1996, and $1.2 million at September 30, 1997. Cash provided by (used in) operating activities decreased from $54.6 million for the nine month period ended September 30, 1996, to ($97.4) million for the nine month period ended September 30, 1997; cash used in investing activities decreased from $52.7 million for the nine month period ended September 30, 1996, to $16.3 million for the nine month period ended September 30, 1997; and cash provided by financing activities increased from $12.3 million for the nine month period ended September 30, 1996, to $113.7 million for the nine month period ended September 30, 1997. The decrease in cash provided by (used in) operations was due principally to the increase in loan originations during the first nine month period of 1997. Cash used in investing activities was principally for the net increase in loans originated with the expectation of holding the loans until maturity. The increase in cash provided by financing activities was due principally to the receipt of approximately $120.5 million in proceeds from the offering of the Company's Senior Notes due 2004 completed in September of 1997. At September 30, 1997, the Company's Credit Facilities were comprised principally of credit facilities of $395.0 million for the mortgage loan division (the "Mortgage Loan Division Facility") and credit facilities of $50.0 million for the small business loan division (the "Small Business Loan Division Facility"). Based on the borrowing base limitations contained in the Credit Facilities, at September 30, 1997, the Company had aggregate outstanding borrowings of $25.3 million and aggregate borrowing availability of $86.5 million under the Mortgage Loan Division Facility and aggregate outstanding borrowings of $6.1 million and aggregate borrowing availability of $30.7 million under the Small Business Loan Division Facility. The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at variable rates, ranging from Fed Funds plus 1.875% to the bank's prime rate. The Credit Facilities have original terms ranging from three months to three years and are renewable upon the mutual agreement of the Company and the respective lender.

The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, borrowing base calculations and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company with respect to declaring or paying dividends, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Company believes that it is currently in material compliance with the loan covenants.

CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At September 30, 1997, CII had an aggregate of $110.9 million of senior notes outstanding bearing a weighted average interest rate of 7.3%, and an aggregate of $19.3 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The senior notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. Substantially all of the CII Notes have one year maturities.

LOAN SALES AND SECURITIZATIONS

The Company sells or securitizes substantially all of its mortgage loans and SBA loans. During 1995 and 1996, the Company sold $127.6 million and $284.8 million, respectively, of mortgage loans and $25.4 million and $33.1 million, respectively, of SBA loan participations. During the nine months ended September 30, 1997, the Company sold $326.0 million of mortgage loans and $27.4 million of SBA loan participations.

In March, June and September 1997, the Company securitized $77.5 million, $121.2 million, and $131.1 million, respectively, of mortgage loans. Since 1995, the Company has securitized $34.6 million of loans representing the unguaranteed portions of the SBA loans and $16.1 million of auto loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its mortgage loan, SBA loan, and auto loan securitizations, the Company has retained interest only and residual certificates representing residual interests in the trusts. These securities totaled approximately $39.8 million, net of allowances, at September 30, 1997.

In securitizations, the Company sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and
(i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates (as "Interest-Only Strip Securities" and "Investment in Asset-backed Securities"), and are aggregated and reported on the income statement as gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge losses (gains).

The following sets forth facts and assumptions used by the Company in arriving at the gain on sale relating to its mortgage loan securitizations:

                                                                      MARCH 1997              JUNE 1997         SEPTEMBER 1997
                                                                      ----------              ---------         --------------
Loans securitized                                                    $77,526,090         $  121,214,000         $   131,121,432
Average stated principal balance                                          63,288                 63,190                 68,328
Weighted average coupon on loans                                          11.01%                 10.80%                 11.19%
Weighted average original term to stated maturity                     209 months             200 months             200 months
Weighted average loan-to-value ("LTV")                                     80.62                  75.94                  77.38
% of first mortgage loans                                                 100.00                 100.00                 100.00
% secured by primary residence                                             98.60                  98.80                  96.19
Weighted average pass-through rate to bondholders                           7.40                   7.06                   6.99
Spread of  pass-through  rate over  comparable  treasury
  rate                                                                      0.89                   0.78                   0.81
Estimated annual losses                                                     0.50                   0.50                   0.50
Annual servicing fee                                                        0.50                   0.50                   0.50
Discount rate implicit in cash flow before
  overcollateralization                                                    26.00                  22.00                  20.00
Discount rate applied  to cash flow  after
  overcollateralization                                                    12.00                  12.00                  12.00
Discount rate applied to losses                                             0.00                   0.00                   0.00
Prepayment speed (1)                                                      18 HEP                 18 HEP                 17 HEP
Annual wrap fee and trustee fee                                           0.285%                 0.205%                 0.195%
Initial overcollateralization (2)                                           3.25                   0.00                   0.00
Final overcollateralization (2)                                             6.50                   3.75                   3.75

(1) Prepayments on mortgage loans are commonly measured relative to a prepayment standard or model. The variable the Company used in its securitization model to indicate rate at prepayment was Home Equity Prepayment ("HEP"). For example, 18 HEP assumes that the pool of loans prepays in the first month at a constant prepayment rate of 1.8% and increases by an additional 1.8% each month thereafter until the tenth month, where it remains at a constant annual prepayment rate equal to 18% (the "Prepayment Assumption"). HEP represents an assumed annualized rate of prepayment relative to the then outstanding principal balance on a pool of new mortgage loans. A substantial part of the Company's product is a "piggy-back" loan with two components - an underlying 70% to 80%
       LTV first mortgage lien and a second mortgage lien that raises the combined LTV to approximately 100%. Emergent sells the second mortgage lien on a whole loan, servicing-released basis, and sells the first mortgage lien in its securitization transactions. As a result, while the deliquency and loss factors of its securitizations pools should resemble traditional home equity loans, the prepayment behavior of the Company's pools is priced slower due to the prepayment experience demonstrated historically by the industry on higher LTV loans.

(2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

       The gains recognized into income resulting from securitization transactions can vary depending on the assumptions used, the specific characterisitics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable.


Each of the Company's mortgage loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's"). The Company plans to continue to pursue securitizations in the future, including the quarterly securitization of a substantial portion of its mortgage loans, principally because the Company believes that securitization is potentially more profitable than whole loan sales and because the Company (as servicer) wants to maintain the relationship with its loan customers.

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

ACCOUNTING CONSIDERATIONS

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

TAX CONSIDERATIONS--THE NOL

As a result of the operating losses incurred by the Company under prior management in its discontinued transportation segment operations, the Company generated an NOL. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. Although the calculation of the "change of control" is factually difficult to determine, the Company believes that it has had a maximum cumulative change of control of 33% during the relevant three-year period.

No net deferred tax asset was recognized with respect to the NOL for the years ended December 31, 1994, 1995, and 1996. Deferred tax assets of approximately $6.6 million, less a valuation allowance of $2.7 million, were recorded as of September 30, 1997. During 1997, the Company reduced its valuation allowance associated with its deferred tax assets by $4.8 million based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $13.5 million remaining at December 31, 1996. By September 30, 1997, the Company had generated enough taxable income to use all of the remaining NOL. However, the Company is currently evaluating various tax planning strategies that may reduce its current taxable income and extend the NOL. In assessing the realizability of deferred tax assets, the Company determined that it is more likely than not that all of the deferred tax assets will be realized. The Company continues to carry a valuation allowance against its deferred tax asset relating to the current year temporary differences generated by the difference in book and taxable income.

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

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION

Item 1.                  Legal Proceedings
                                  In July, 1997, an action was commenced against
                         the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a confidentiality agreement with the plaintiff concerning the possibility of commencing residential mortgage loan operations in Puerto Rico. The complaint also alleges that the Company breached an employment agreement with plaintiff and a development agreement with him to begin operations in Puerto Rico. The Company has retained counsel in Puerto Rico and intends to vigorously defend against this action, which the Company believes is without merit.

Item 2.                  Changes in Securities
                                  None

Item 3.                  Defaults Upon Senior Securities
                                  None

Item 4.                  Submission of Matters to a Vote of Security Holders
                                  None

Item 5.                  Other Information
                                  None

Item 6.                  Exhibits and Reports on Form 8-K

                          a.)     Exhibits
10.1.                             Amended and restated mortgage loan warehousing
                                  agreement dated September 30, 1997, between First Union National Bank and Carolina
                                  Investors, Inc.
10.2.                             First amendment to amended and restated
                                  mortgage loan warehousing agreement dated July
                                  31, 1997, between First Union National Bank and Emergent Mortgage Corporation.
10.3.                             Annex 1 to the master repurchase agreement
                                  dated August 1, 1997, between First
                                  Union National Bank and Emergent Mortgage
                                  Corporation.
10.4.                             Amended  and  restated loan and security
                                  agreement dated August 12, 1997, between NationsBank, N.A. and Hibernia National Bank and Emergent Business Capital, Inc.
10.5.                             Amendment No. 1, dated September 19, 1997, to
                                  the loan and security agreement between
                                  NationsBank, N.A. and Hibernia National Bank and Emergent Business Capital, Inc.
10.6.                             Amendment No. 1, dated September 19, 1997, to
                                  the loan and security agreement between
                                  NationsBank, N.A.
                                  and Hibernia National Bank and Emergent
                                  Financial Corp.
10.7.                             Amendment No. 1, dated September 19, 1997, to
                                  the loan and security agreement between
                                  NationsBank, N.A. and Hibernia National Bank and Emergent Commercial Mortgage, Inc.

                         b.)      Reports on Form 8-K
                                  On August 29, 1997, the Company filed a Form
                                  8-K with respect to the proposed placement of Senior Notes due 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EMERGENT GROUP, INC.

Date:  November 14, 1997
                                  By: ________________________________________
                                        Kevin J. Mast,
                                        Vice President, Chief Financial Officer
                                            and Treasurer