Form 10-K
period 1997-12-31
EMERGENT GROUP INC
filed 1998-04-15
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31,1997
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
_______________________

Commission File No. 0-8909

                              EMERGENT GROUP, INC.
             (Exact name of registrant as specified in its charter)


                          South Carolina                                                  57-0513287
-------------------------------------------------------------------        ------------------------------------------
  (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


15 South Main Street  Suite 750 Greenville, South Carolina             29601
        (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    864-235-8056

Securities registered under Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on which registered
---------------------------------   ------------------------------------------
                None                               None

              Securities registered under Section 12(g) of the Act:

                               Title of Each Class
--------------------------------------------------------------------------------
                          Common Stock, par value $.05


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1998, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $61,362,134.

As of March 20, 1998, 9,708,083 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for June 10, 1998 to be filed not later than 120 days after December 31, 1997 is incorporated by reference into Part III hereof.

                                                      PART I


ITEM 1.         BUSINESS

GENERAL

                  Emergent Group, Inc. is a diversified financial services company that originates, services, sells and securitizes mortgage loans ("Mortgage Loans"), small business loans ("Small Business Loans") and, to a lesser extent until March 1998, auto loans ("Auto Loans"). The Company makes substantially all of its loans to non-prime borrowers who have limited access to credit or who may be considered credit-impaired by conventional lending standards. Based on industry publications, the Company believes that it is among the top 25 originators of non-prime Mortgage Loans in the United States. According to a leading industry publication, the Company was the eighth largest originator of SBA loans ("SBA Loans") in the United States, by principal amount of SBA Loans approved, for the SBA's fiscal year ended September 30, 1997.

                  The Company commenced its lending operations in 1991 with the acquisition of Carolina Investors, Inc. ("CII"), a South Carolina non-prime mortgage lender, which had been in business since 1963. Since such acquisition, the Company has significantly expanded its lending operations and through December 31, 1997 experienced a compounded annual growth rate in total loan originations of 84%. During the years 1997, 1996 and 1995, the Company originated $1.2 billion, $415.1 million, and $249.5 million in loans, respectively. This loan growth has been accelerated by the successful implementation during 1996 and 1997 of the Company's retail Mortgage Loan origination strategy. See " -- Mortgage Loan Division." Of the Company's loan originations for the year ended December 31, 1997, 92% were Mortgage Loans, 7% were Small Business Loans and 1% were Auto Loans. The Auto Loan Division was sold in the first quarter of 1998.

                  The Company believes the rapid market penetration and growth of its retail Mortgage Loan operation results in part from its philosophy of encouraging its retail Mortgage Loan customers to become debt free in the shortest practicable time-frame. The Company believes that this approach is unique among its competitors. By providing coupled first and second lien Mortgage Loans, which typically have terms of 15 years and are used to consolidate higher interest rate consumer debt, the Company provides customers with similar monthly payments, but more rapid debt reduction, than typical 30 year mortgages. The Company's originators are trained to emphasize the benefits of both rapid debt repayment and monthly debt service reduction. In addition, borrowers are provided access to a free financial counseling program, known as REAL REWARDS(R), which was developed by the Company to help individual borrowers accelerate debt repayment and improve their credit ratings.

                  The Company markets its Small Business Loan operation as a commercial lender offering a variety of loan products capable of meeting substantially all of the commercial credit needs of small businesses in various stages of development. The Company believes it is one of only a few national, non-bank lending operations which focuses on smaller businesses with debt needs of generally less than $2.0 million.

                  The following chart sets forth the Company's major operating subsidiaries by division. All operating subsidiaries are wholly-owned, unless otherwise indicated.

(Flow chart appears here with the following text.)

                              --------------------
                              Emergent Group, Inc.
                              --------------------

--------------------------------  ----------------------------------------   --------------------------------
Mortgage Loan Division            Small Business Loan Division               Auto Loan Division (1)
Carolina Investors, Inc.          Emergent Business Capital, Inc.            The Loan Pro$, Inc.
Emergent Mortgage Corp.           Emergent Commercial Mortgage, Inc.         Premier Financial Services, Inc.
Sterling Lending Corporation (2)  Emergent Financial Corp.
                                  Emergent Equity Advisors, Inc.
                                  Reedy River Ventures Limited Partnership
--------------------------------  ----------------------------------------   --------------------------------


--------------------------------------------------------------------------------
(1)   The Auto Division was sold in March 1998.
(2)   80% owned subsidiary


MORTGAGE LOAN DIVISION

OVERVIEW

                  The Company's Mortgage Loan Division makes Mortgage Loans primarily to owners of single family residences who use the loan proceeds for such purposes as refinancing, debt consolidation, home improvements and educational expenditures. The Company believes the non-prime mortgage market is highly fragmented and growing rapidly. A leading industry publication estimates that total loan originations for the non-prime mortgage industry grew approximately 39% to $125.0 billion in 1997 from $90.0 billion in 1996. In addition, it estimates that the top 25 lenders to the non-prime mortgage loan industry represented, in aggregate, approximately 57.2% of 1997 loan originations, with the largest lender representing approximately 5.6% of the total. A principal component of the Company's strategy is to capture market share from independent brokers who generally cannot provide the level of service, rapid response time and operating efficiencies typically associated with larger lending entities such as the Company.

                  Substantially all of the Mortgage Loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines and generally require a longer period of time, as compared to the Company, to approve and fund loans. Loan applications of non-prime borrowers are generally characterized by one or more of the following: (1) limited or unfavorable credit history, including bankruptcy, (2) problems with employment history, (3) insufficient debt coverage, (4) self-employment or (5) inadequate collateral.

                  The Company has developed a comprehensive credit analysis system for its loan originations, which is designed to ensure that credit standards are maintained and consistent underwriting procedures are followed. The Company's focus is to capture higher quality non-prime borrowers, and during 1997, 75% and 18% of the Mortgage Loans originated by the Company were to borrowers internally classified as "AA/A" and "B", respectively. In addition, 60% of the Company's first Mortgage Loans originated in 1997 have maturities of 15 years or less, which provides for more rapid reduction of principal and, consequently, a faster improvement in loan-to-value ("LTV") ratios compared to traditional 30 year mortgages.

                  The Company believes that its customers require or seek a high degree of personalized service and swift response to their loan applications. Also, the Company believes that its customers generally focus more on the amount of the monthly payment than the interest rate charged. Consequently, the Company's customers many times are less sensitive to the percentage charged, assuming the amount of the monthly payment is otherwise acceptable. Furthermore, because the Company's customers are generally credit-impaired for one or more reasons, the customers are typically not in a position to obtain better rates from traditional lending institutions.

                  In 1997, 76% of the Mortgage Loans originated were secured by first liens. Such first Mortgage Loans had an average principal balance of approximately $67,000, a weighted average interest rate of approximately 11% and an average LTV ratio of 78%. Approximately 45%, or $372.8 million, of the Company's first Mortgage Loans originated during 1997 were originated through the Company's retail operation. In connection with approximately 72% of such loans, the Company also made a second Mortgage Loan to the same borrower, which resulted in combined LTV ratios that averaged 101% and may have been as high as 125%. Such second Mortgage Loans originated during 1997 had an average principal balance of approximately $23,000 and a weighted average interest rate of approximately 15%.

                  The Company believes this structure of coupled first and second Mortgage Loans generally will result in slower prepayment rates on its first Mortgage Loans compared with stand-alone first mortgage loans, because borrowers have less opportunity to refinance, since the second mortgage generally must be repaid or refinanced in order to refinance the first mortgage. In order to reduce the Company's credit risk, second Mortgage Loans with a combined LTV ratio greater than 100% are pre-approved and pre-underwritten by a third party and generally sold without recourse on a whole loan basis with certain representations and warranties. Second Mortgage Loans with a combined LTV ratio less than 100% are underwritten by the Company and generally sold on a whole loan basis without recourse. However, no assurance can be given that the second mortgage loans can be successfully sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1997 and 1996, the Company had retained $69.8 million and $28.1 million, respectively, of second mortgage loans on its balance sheet.

                  The Company has invested significantly in technology and personnel to improve and expand its underwriting, servicing, and collection functions. The members of the Company's front-line management team have an average of over 11 years of experience in the non-prime mortgage industry. Also, a substantial number of the Company's retail underwriters, originators and servicers hired to date have significant prior industry experience. The Company believes its current operations are capable of handling substantial increases in both loan origination volume and securitization servicing capacity with only modest increases in fixed expenses. The Company believes that this industry-specific experience, coupled with the Company's underwriting guidelines, existing MIS systems and servicing infrastructure will enable the Company to execute successfully its business strategy.

MORTGAGE LOAN ORIGINATION

                  The Mortgage Loan Division originates Mortgage Loans on a retail basis through regional offices and on a wholesale basis through independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Bankers"). The Company's mortgage lending operations are currently conducted in 44 states through four regional retail offices under the name HomeGold(R), ten traditional "bricks and mortar" approach retail offices under the name of Sterling Lending Corporation ("SLC") and approximately 700 Mortgage Bankers. In order to concentrate its effort on the larger HomeGold(R) retail mortgage operation (which is larger than SLC), the Company has decided to divest its smaller SLC lending operation.

                  The Company has established strategic alliance agreements with certain Mortgage Bankers (the "Strategic Alliance Mortgage Bankers"), which require the Strategic Alliance Mortgage Bankers to sell to the Company all of their loans, which meet the Company's underwriting criteria up to specified levels in exchange for delegated underwriting, administrative support and expedited funding. The Company believes that its use of retail and wholesale origination and strategic alliances is an effective diversification strategy which enables it to penetrate the non-prime mortgage loan market through multiple channels.

                  The following chart outlines the principal activities of the Company's Mortgage Loan Division.

(Flow chart appears here with the following text.)



                                    --------
                                    Borrower
                                    --------

            ---------                                            ------
            Wholesale                                            Retail
            ---------                                            ------

------               ------------------           ------------             ----------------
Broker               Strategic Alliance           HomeGold(R)              Sterling Lending
                     Wholesale                                             Corporation
------               ------------------           ------------             ----------------

Refers loan to           Closes loan in           Regional retail          Decentralized retail
                         own name and             loan organization        loan origination
                         sells loan to

--------------------------------------------------------------------------------
                         Emergent Mortgage Corporation
--------------------------------------------------------------------------------

Sells loan through securitization            Sells loan on whole loan
and recognizes gain on sale                  basis, without recourse, to
represented by interest-only and             institutional purchasers for
residual certificates                        a cash gain on sale

--------------      ------------------------           ------------------------
Securitization      Whole Loan Sale Servicing          Sell to CI for Retention
                    Released                           in Portfolio
--------------      ------------------------           ------------------------
Services all securitized loans,
earning a fixed, recurring
servicing fee and ancillary
service income
--------------
Loan Servicing
Portfolio
--------------

The following table sets forth mortgage loan originations by channel for the period indicated:


                          LOAN ORIGINATIONS BY CHANNEL



                                                                  YEAR ENDED DECEMBER 31, 1997
                                                    ---------------------------------------------------------
                                                     1ST MORTGAGE         2ND MORTGAGE
                                                         LOANS                LOANS               TOTAL
                                                    ----------------     ----------------     ---------------
                                                                      (DOLLARS IN THOUSANDS)
Retail
   Loan originations                                $       372,847      $       189,862      $      562,709
   Average principal balance per loan                            66                   27                  44
   Weighted average initial LTV ratio                            76  %               104  %               86  %
   Weighted average coupon rate                                  11                   15                  13
Mortgage Banker Wholesale
   Loan originations                                $       306,679      $        48,526      $      355,205
   Average principal balance per loan                            75                   18                  49
   Weighted average initial LTV ratio                            81  %                92  %               83  %
   Weighted average coupon rate                                  11                   14                  11
Strategic Alliance Mortgage Banker Wholesale
   Loan originations                                $       141,661      $        23,241      $      164,902
   Average principal balance per loan                            60                   16                  42
   Weighted average initial LTV ratio                            79  %                92  %               81  %
   Weighted average coupon rate                                  11                   15                  12
Total
   Loan originations                                $       821,187      $       261,629      $    1,082,816
   Average principal balance per loan                            67                   23                  45
   Weighted average initial LTV ratio                            78  %               101  %               84  %
   Weighted average coupon rate                                  11                   15                  12


                  RETAIL OPERATION. The Company, through HomeGold(R), primarily utilizes a regional approach for all aspects (origination, underwriting, processing and funding) of its retail Mortgage Loan operation. To a lesser extent, the Company also utilizes a second approach through SLC, which has centralized underwriting, funding and processing functions, but a decentralized, state-by-state approach to origination. However, in order to concentrate its effort on HomeGold(R), the Company has determined to divest SLC in 1998.

                  Since the first quarter of 1996, the Company has successfully focused a significant portion of its resources in developing its retail loan operation, thereby reducing its dependence on third-party origination sources. In 1997, retail Mortgage Loan originations represented 52% of the Company's total Mortgage Loan originations. The Company believes that its retail operation has significant long-term profit potential because the origination and other fees (typically paid to the broker-originators) will more than offset the infrastructure expenses associated with operating a retail operation. The Company also believes that the retail operation will allow more Company control over the underwriting process and the borrower relationship, reduce reliance on wholesale sources and build brand recognition.

                  HomeGold(R) was established in April 1996 through the opening of its Indianapolis, Indiana office. Unlike many of its competitors (particularly non-prime mortgage lenders that began operations as traditional finance companies), the Company markets its HomeGold(R) retail lending operations in large part through direct mail and telemarketing methods, as compared to a traditional "bricks and mortar" retail approach. The Company believes that this strategy allows it to target different areas of the country more quickly, depending on the economic, business and other characteristics that may exist at a particular point in time. The Company also believes that this strategy avoids the expense typically associated with "bricks and mortar" operations. The Company uses large regional operating centers consisting of underwriters, originators and loan processors which enable it to realize economies of scale and to compete more efficiently than through traditional retail operations. However, in the fourth quarter of 1997, the Company experienced inefficiencies in its retail centers due to lower originations per originator. The inefficiencies are expected to become worse in the first quarter of 1998, while the Company reorganizes the division. Since April 1996, the Company has established three additional regional operation centers located in Phoenix, Arizona; Greenville, South Carolina and Houston, Texas. From May through December 1996, HomeGold originated $67.6 million in Mortgage Loans. In 1997, HomeGold's Mortgage Loan volume totaled $521.2 million, which constituted approximately 93% of the Company's total retail Mortgage Loan originations during this period.

                  The Company's quarterly retail Mortgage Loan volume since inception of the Company's retail loan operations in April 1996 is set forth in the table below.

                                         RETAIL MORTGAGE LOAN ORIGINATIONS
                                              (DOLLARS IN THOUSANDS)

                                 1ST        2ND       3RD QTR      4TH QTR       1ST         2ND          3RD           4TH
                                  QTR        QTR                                 QTR         QTR           QTR          QTR
                                  1996      1996        1996        1996        1997         1997         1997         1997
                                 -------    ------    ---------    --------    --------    ---------    ---------    ----------
Retail Mortgage Loan
   Originations:
      Indianapolis HomeGold   $      --  $  3,490  $    18,490  $   41,456  $   55,639  $    59,245  $    64,141  $     48,214
office
      Phoenix HomeGold               --        --           --       4,211      25,440       40,998       40,216        42,012
office
      Greenville HomeGold            --        --           --          --       8,338       38,240       44,795        42,299
office
      Houston HomeGold               --        --           --          --          --           --           --        11,625
office
      Sterling Lending               --        --           --       1,195       1,643       10,051       14,646        15,167
Corporation
                                 -------    ------    ---------    --------    --------    ---------    ---------    ----------
Total Retail Mortgage Loan
   Originations               $      --  $  3,490  $    18,490  $   46,862  $   91,060  $   148,534  $   163,798  $    159,317
                                 =======    ======    =========    ========    ========    =========    =========    ==========


                  In January 1998, the Company reorganized its Mortgage Loan Division to provide improved segregation between its originations/sales function and its underwriting function. In connection with this reorganization, several managers of Homegold(R) left the Company. This reorganization is expected to result in significantly reduced volume levels during the first half of 1998, which will negatively impact operating profits of the Company.

                  WHOLESALE LENDING OPERATION. All of the Mortgage Loans originated on a wholesale basis by the Company are originated through Mortgage Bankers with whom the Company has a relationship. Certain of these Mortgage Bankers are Strategic Alliance Mortgage Bankers, with which the Company has a special arrangement, as described below. As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing, although the Mortgage Loans may be closed in either the Company's name or in the name of the Mortgage Banker with the Company taking an assignment of the Mortgage Banker's interest. During 1997, 1996 and 1995, the Company conducted its wholesale loan operations through approximately 1,000, 330 and 120 Mortgage Bankers, respectively. Wholesale Mortgage Loan originations during 1997, 1996 and 1995, totaled $520.1 million, $259.8 million and $192.8 million, respectively.

                  The Company believes that its wholesale lending operation will continue to play an important part in its business and that the wholesale operation, when coupled with retail origination channels, will maximize the Company's potential growth and penetration of the non-prime mortgage loan market, particularly because there are a large number of independent mortgage brokers who require outside funding of their loans. The wholesale strategy also provides more favorable cash flow than a correspondent-based strategy because such loans are generally funded at par, rather than at the premiums typically associated with bulk correspondent purchases.

                  STRATEGIC ALLIANCE MORTGAGE BANKERS. In 1994, the Company began seeking to enter into strategic alliance agreements with those Mortgage Bankers that the Company believed were able to consistently generate large volumes of quality mortgage loans. These strategic alliance agreements generally require that the Strategic Alliance Mortgage Bankers must first offer to the Company the right to purchase all of their loans which meet the Company's underwriting criteria up to specified levels and, subject to certain limitations and conditions, obligate the Company to purchase such loans. The Strategic Alliance Mortgage Bankers are accorded additional services, information and authority by the Company, including the provision of capital through certain financial arrangements and the provision of additional MIS and accounting services. These strategic alliance agreements have terms ranging from two to five years and are generally terminable only at the expiration of their term. Various strategic alliance agreements are scheduled to terminate beginning in 1999. Notwithstanding the fact that strategic alliance agreements are generally not terminable prior to the expiration of their terms, in certain instances, Strategic Alliance Mortgage Bankers have unilaterally terminated such agreements prior to their stated expiration. In the event the Strategic Alliance Mortgage Banker terminates the agreement prior to its expiration, the contract generally provides for a termination fee equal to, at a minimum, all of the premium income received by the Strategic Alliance Mortgage Banker over the last twelve months. This termination fee is considered to be a recoupment of previously shared premiums and, accordingly, is included in the gain on sale of loans. The Company currently has eight Strategic Alliance Mortgage Bankers. Although compensation under strategic alliance agreements varies from agreement to agreement, such compensation generally involves sharing of premiums or losses received upon sale of the loan. The Strategic Alliance Mortgage Banker also retains all origination fees.

                  Strategic Alliance Mortgage Bankers accounted for approximately $164.9 million, or 15%, of the Company's Mortgage Loans originated in 1997, approximately $190.7 million, or 58%, of the Company's Mortgage Loans originated in 1996, and approximately $145.0 million, or 75%, of the Company's Mortgage Loans originated in 1995.

                  The Company plans to increase the number of Mortgage Bankers with which it is affiliated. The Company also seeks to identify specific Mortgage Bankers either from its group of affiliated Mortgage Bankers or from unaffiliated Mortgage Bankers and enter into strategic alliance agreements with these parties.

                  GEOGRAPHIC DIVERSIFICATION. Since the Company commenced its retail mortgage operations in 1996, it has significantly expanded its geographic presence. During 1997, 1996 and 1995, Mortgage Loan originations by state were as shown below:



          State              1997           %                1996          %                1995           %
    ------------------    -----------    --------         -----------    -------          ----------    --------

    North Carolina     $     198,485        18.3  %    $      89,976       27.4  %     $     97,400        50.5  %
    South Carolina           147,663        13.6              90,411       27.5              37,600        19.5
    Florida                  101,612         9.4              39,589       12.0              16,200         8.4
    Georgia                   80,012         7.4              13,381        4.1                  --          --
    Michigan                  61,836         5.7              10,959        3.3                  --          --
    Tennessee                 55,872         5.2              15,239        4.6               8,800         4.6
    Louisiana                 53,917         5.0               5,080        1.6                  --          --
    Indiana                   51,046         4.7              16,373        5.0                  --          --
    Virginia                  50,556         4.7              13,666        4.2               9,600         5.0
    Maryland                  34,410         3.2                  89        0.0                  --          --
    All other states         247,407        22.8              33,886       10.3              23,200        12.0
                          ===========    ========         ===========    =======          ==========    ========
       Total           $   1,082,816       100.0  %    $     328,649      100.0  %     $    192,800       100.0  %
                          ===========    ========         ===========    =======          ==========    ========

LOAN UNDERWRITING

                  In the application and approval process associated with the Company's retail Mortgage Loan operations, a Company loan officer in a retail loan origination office obtains an initial loan application, which is processed through the underwriting department associated with the particular loan origination office. The Company is responsible for securing all necessary underwriting information associated with such application. The underwriting department generally completes its review within one business day after procurement of all necessary documentation. Upon approval by the underwriting department, the loan is generally forwarded to an attorney or title company for closing.

                  The application and approval process for wholesale Mortgage Loans depends upon the specific Mortgage Bankers involved in the origination process. Loans originated through the Strategic Alliance Mortgage Bankers are initially evaluated and underwritten by the Strategic Alliance Mortgage Bankers. After the Strategic Alliance Mortgage Bankers have gathered the necessary underwriting information and evaluated and approved the application, summary loan information and a funding request are forwarded to the Company for review on an expedited basis, which review is generally completed within two business days. After approval by the Company, the Strategic Alliance Mortgage Banker forwards the loan package to an attorney or title company for closing. In the origination and assignment process, the Strategic Alliance Mortgage Banker makes representations and warranties to the Company with respect to the Mortgage Loan, including a representation that the Mortgage Loan meets the Company's underwriting criteria. With respect to loans originated through Mortgage Bankers other than the

Strategic Alliance Mortgage Bankers, the necessary underwriting information is gathered by both the Mortgage Banker and the Mortgage Loan Division's central credit department. After review and evaluation, a loan officer in the credit department makes the final credit decision before funding.

                  Creditworthiness is assessed through a variety of means, including calculating debt to income ratios, examining the applicant's credit history through credit reporting bureaus, verifying an applicant's employment status and income, and checking the applicant's payment history with respect to the first mortgage, if any, on the property. The Company uses several procedures to verify information obtained from an applicant. The applicant's outstanding balance and payment history on any senior mortgage is verified by calling the senior mortgage lender. In order to verify an applicant's employment status and income, the Company generally obtains such verification from the applicant's employer and, in the case of self-employed borrowers, the Company requires a copy of the borrower's tax return.

                  The Company generally requires an independent appraisal on all loans. Loans in excess of $350,000 generally require two independent appraisals. The Company generally requires title insurance for all real estate loans. The Company generally requires real estate improvements to be fully insured as to fire and other commonly insured-against risks and regularly monitors its loans to ensure that insurance is maintained for the period of the loan.

                  The following table provides a general overview of the Company's principal underwriting criteria for first Mortgage Loans, set forth according to internal loan classification:


                                                     INTERNAL LOAN CLASSIFICATION
                            ---------------- -- --------------- --- --------------- -- --------------- -- ---------------
                                  AA                  A                   B                  C                  D
                            ----------------    ---------------     ---------------    ---------------    ---------------
Existing mortgage           No 30 day  late     Maximum     of      Maximum     of     Maximum     of     Cannot  be  in
history (maximum            payments     in     two   30   day      three  30  day     four   30  day     foreclosure
historical                  the   last   24     late  payments      late  payments     late  payments
delinquencies)              months              in   last   12      in  the   last     in  the   last
                                                months;    and      12     months;     12     months;
                                                one   60   day      maximum     of     maximum     of
                                                late   payment      one  60   late     one   60   day
                                                in  the   last      payment     in     late   payment
                                                24 months           the   last  24     in  the   last
                                                                    months             12     months;
                                                                                       maximum     of
                                                                                       one   90   day
                                                                                       late   payment
                                                                                       in  the   last
                                                                                       24 months

Other credit history        Maximum  of two     Maximum     of      Maximum     of     30,   60,  and     No criteria
(maximum historical         30   day   late     one   60   day      one   90   day     90+  day  late
delinquencies)              payments     in     late   payment      late   payment     payments
                            the   last   24     in  the   last      in  the   last     acceptable,
                            months              24     months,      24 months          provided  that
                                                with   minimal                         the   borrower
                                                30  day   late                         has  at  least
                                                payments    in                         minimal
                                                the   last  24                         favorable
                                                months                                 credit history

Bankruptcy filings          None                None  in  past      None  in  past     None  in  past     No criteria
                                                5 years             2 years            2 years
Maximum debt service to
income ratio (1)            45%                 45%                 45%                50%                50%

Maximum LTV ratio:
    Owner occupied          90%                 90%                 85%                80%                70%
    Non-owner occupied      80%                 75%                 70%                65%                No product


-----------------------
(1) Maximum debt service to income ratio may increase by 5% in each category (except AA loans) if disposable income meets certain thresholds.

                  The following table provides information regarding the Company's first and second Mortgage Loan originations by credit classification for the year ended December 31, 1997:

                   LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                             INTERNAL LOAN CLASSIFICATION
                                ---------------------------------------------------------------------------------------
                                     AA/A                B                 C                D              TOTALS
                                   ----------        ----------        ----------       ----------        ----------
1ST MORTGAGE LOANS
Total                           $    584,991      $    162,279     $      56,097     $     17,820     $     821,187
% of total                              71.2  %           19.8  %            6.8  %           2.2  %          100.0  %
Weighted average coupon                 10.7              11.7              12.9             14.0              11.1
Weighted average LTV ratio              78.9              78.0              74.3             68.4              78.2

2ND MORTGAGE LOANS
Total                           $    224,547      $     28,447     $       7,234     $      1,401     $     261,629
% of total                              85.8  %           10.9  %            2.8  %           0.5  %          100.0  %
Weighted average coupon                 14.6              15.0              14.8             14.7              14.7
Weighted average LTV ratio             102.2              92.3              85.9             79.4             100.5

                  Loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending criteria. If an applicant does not meet the lending criteria, the loan officer may offer to make a smaller loan, or request that the borrower obtain a co-borrower or guarantor in order to bring the application within the Company's lending parameters. The amount that the Company will lend to a particular borrower is determined by a number of factors, including the borrower's creditworthiness, the value of the borrower's equity in the real estate and the ratio of such equity to the home's appraised value.

                  In connection with Mortgage Loans, the Company collects nonrefundable loan fees and various other fees, depending on state law, such as fees for credit reports, lien searches, title insurance and recordings, and appraisal fees. In connection with the servicing of the loans, the Company may receive late fees, prepayment fees and insufficient funds fees, where permitted by applicable law.

SALE AND SECURITIZATION OF MORTGAGE LOANS

                  The following table sets forth for the periods indicated, Mortgage Loans securitized and Mortgage Loans sold on a whole loan basis and Mortgage Loans originated:


                                                                              Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                  1997                  1996                  1995
                                                             ---------------       ----------------       --------------
                                                                               (Dollars in Thousands)

Mortgage Loans securitized                                   $      487,563         $           --         $        --
Mortgage Loans sold                                                 435,333                284,794              127,632
                                                             ===============       ================       ==============
Total Mortgage Loans sold or securitized                            922,896                284,794              127,632
                                                             ===============       ================       ==============
Total Mortgage Loan originations                              $   1,082,816         $      328,649         $    192,800
% of Mortgage Loan originations sold or securitized                      85  %                  87  %                66  %


                  The Mortgage Loans to be sold are generally packaged in pools of approximately $20.0 million and offered to several potential purchasers for the purpose of obtaining bids. After obtaining bids, the pool is generally sold to the highest bidder. Historically, the Mortgage Loans have been sold servicing released (i.e., without retention of the servicing rights and associated revenues) and on a non-recourse basis, with certain representations and warranties. The Company is required to repurchase any loan if it is subsequently determined that any representation and warranty made with respect to such loan was untrue.

                  In connection with the sale of Mortgage Loans, the Company generally receives premiums ranging from 2% to 6% of the principal amount of the Mortgage Loan being sold, depending on prevailing interest rates and the term of the loan. During 1997, 1996 and 1995, the weighted average premiums on the Mortgage Loans sold were 2.75%, 5.86%, and 7.04%, respectively. For the years ended December 31, 1997, 1996 and 1995, gains recognized by the Company in connection with the sale of Mortgage Loans were $11.1 million, $18.3 million and $6.0 million, respectively. Purchasers of Mortgage Loan pools are typically large financial institutions, many of which purchase the Mortgage Loans for inclusion in larger pools of loans which, in turn, are sold to institutional investors.

                  Beginning in the first quarter of 1997, the Company began securitizing a substantial portion of its Mortgage Loans. The Company expects to continue its practice of quarterly Mortgage Loan securitizations, but may choose to alter this strategy depending on cash flow requirements.

                  During 1997, the weighted average premium on the securitized Mortgage Loans was 7.37%. For the year ended December 31, 1997, gains recognized into income by the Company in connection with the securitization of Mortgage Loans were $32.6 million. The gains recognized into income resulting from securitization transactions can vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable. See " -- Loan Sales and Securitizations" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

MORTGAGE LOAN SERVICING, DELINQUENCIES AND COLLECTIONS

SERVICING

                  The Company maintains a centralized portfolio management department located in Greenville, South Carolina which services its Mortgage Loans. Prior to 1997, the Company did not retain the servicing on Mortgage Loans sold but, beginning in March 1997, began securitizing Mortgage Loans for which it retains the servicing. Servicing includes accounting for principal and interest, ensuring that insurance is in place, monitoring payment of real estate property taxes, and warehouse funding management. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to force-place insurance and pay taxes, which, if paid by the Company, are charged back to the borrower.

                  The Company also serves as master servicer for the four Mortgage Loan securitizations, which it has effected to date. In connection with such securitizations, the Company's servicing operation was reviewed by the rating agencies, which rated the bonds issued in connection with such securitizations.

                  The Company increased its servicing capabilities and staffing significantly during 1997 and 1996 in anticipation of increased origination growth and increased requirements resulting from future loan securitizations. A centralized quality control department reviews a portion of the Mortgage
Loans subsequent to funding to maintain consistency and compliance wit the Company's documentation and underwriting standards.

DELINQUENCIES AND COLLECTIONS

                  Collection efforts generally begin when a Mortgage Loan is over seven days past due. At that time, the Mortgage Loan Division contacts the borrower by telephone to determine the reason for the delinquency and attempts to bring the account current. After an account becomes 15 days past due, a late notice is sent to the borrower to supplement calls. In general, a right-to-cure letter is sent at 61 days. Once expired, a foreclosure recommendation is approved on or before the 98th day and the account is turned over to an attorney. In addition to written notices, the Company attempts to maintain telephone contact with the borrower throughout the delinquency period. If the status of the account continues to deteriorate, the Mortgage Loan Division undertakes an analysis to determine the appropriate action. In limited circumstances, when a borrower is experiencing difficulty in making timely payments, the Mortgage Loan Division may temporarily adjust the borrower's payment schedule without changing the loan's delinquency status. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments.

                  When a loan is 90 days past due in accordance with its original terms, it is generally placed on non-accrual status and foreclosure proceedings are generally initiated. In connection with such foreclosure, the loan and the facts surrounding its delinquency are reviewed, and the underlying property may be reappraised. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $2.5 million and $3.0 million at December 31, 1997 and 1996, respectively.

                  The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its Mortgage Loans serviced:



                                                                          Year Ended December 31,
                                                              ------------------------------------------------
                                                                  1997              1996             1995
                                                              -------------     -------------     ------------
                                                                          (Dollars in Thousands)
Total serviced Mortgage Loans (period end) (1)                    $768,556       $   146,231         $ 88,165

Serviced Mortgage Loans (period end) (2)                           700,248           146,231           88,165

Average serviced Mortgage Loans (2)                                411,549            97,281           74,158

Delinquency (period end) (3) 30-59 days past due:
      Principal balance                                           $ 25,424        $    4,450         $  6,833
      % of serviced Mortgage Loans (2)                                3.63  %           3.04  %          7.75  %
   60-89 days past due:
      Principal balance                                           $ 9,383         $    1,530         $  1,587
      % of serviced Mortgage Loans (2)                                1.34  %           1.05  %          1.80  %
   90 days or more past due:
      Principal balance                                           $21,233         $    4,633         $ 4,300

      % of serviced Mortgage Loans (2)                                3.03  %           3.17  %          4.88  %
   Total delinquencies:
      Principal balance                                           $ 56,040        $   10,613         $ 12,720
      % of serviced Mortgage Loans (2)                                8.00  %           7.26  %         14.43  %

Real estate owned (period end)                                    $  2,522        $    2,959         $  2,811
Net charge-offs                                                      1,305               792              771
% of net charge-offs to average serviced Mortgage Loans               0.32  %           0.81  %          1.04  %


(1) Includes loans subserviced for others, where the Company has no credit risk.
(2) Does not include loans subserviced for others, where the Company has no credit risk.
(3) For 1997, the Company is calculating delinquencies based on number of payments past due, in accordance with industry standards, compared with number of days past due used in 1996 1995.

                  Over the last several years, and more acutely in 1997, the Company has expanded rapidly. Loans past due as a percentage of serviced mortgage loans is diluted due to the increased origination volume. The Company anticipates that its total delinquencies will generally be higher than they were in 1997 as the portfolio becomes more seasoned.

SMALL BUSINESS LOAN DIVISION

OVERVIEW

                  The Company's Small Business Loan Division makes loans to small businesses primarily for the acquisition or refinancing of property, plant and equipment, working capital and debt consolidation. The Company's principal strategy in the Small Business Loan Division is to market the Company's SBA Loans, Asset-Based Small Business Loans and mezzanine loans as products of a single commercial loan company capable of meeting the range of commercial credit needs of small businesses in various stages of development. The Company believes that it is one of only a few national, non-bank lenders that focus on smaller businesses with debt needs of generally less than $2.0 million, that also offers such businesses various commercial loan products designed to meet substantially all of their financing needs. During 1997, 1996 and 1995, Small Business Loan originations totaled $81.0 million, $68.2 million and $39.6 million, respectively.

                  The Small Business Loan Division's lending operation is conducted through a total of nine offices located in Greenville, SC, Atlanta, GA, Richmond, VA, Panama City, FL, Tampa, FL, Dallas, TX, Denver, CO, Chicago, IL, and Princeton, NJ.

                  Principal loan products of the Small Business Loan Division are summarized below.

                  SBA LOANS. In 1997, approximately 79% of the Company's Small Business Loans were SBA Loans. The Company is one of approximately 12 non-depository entities in the United States utilizing a license to make SBA Loans. Substantially all of the Company's SBA Loans are Section 7(a) Loans. During 1997, the Company originated approximately $64.2 million in SBA Loans. The SBA guarantees on a pro rata basis generally 75% of the original principal amount of an SBA Loan, subject to a maximum guarantee amount per borrower of $750,000. The Company sells the SBA Loan Participations in the secondary market. In connection with such sales, the Company typically receives cash premiums of approximately 10% of the guaranteed portion being sold. In addition, the Company retains servicing rights for which it currently receives an average of 1.6% of the guaranteed portion of the SBA Loans annually over the life of the loan. The Company securitizes the unguaranteed portions of its SBA Loans. According to a leading industry publication, the Company was the eighth largest originator of SBA Loans in the United States, by principal amount of SBA Loans approved, for the SBA's fiscal year ended September 30, 1997. The Company intends to expand its SBA Loan operations by utilizing its "Preferred Lender" status (the highest designation) with the SBA to minimize response time and maximize loan production, opening additional offices, increasing the number of relationships with referral sources such as commercial loan brokers ("Commercial Loan Brokers") and increasing the number of internal business development officers.

                  ASSET-BASED LOANS. The Small Business Loan Division also provides asset-based Small Business Loans ("Asset-Based Small Business Loans"), which are revolving working capital loans secured by accounts receivable, inventory and equipment to small and medium-sized businesses. The Company's asset-based lending operation, which began in April 1996, originated approximately $13.5 million loans in 1997 (based on the aggregate commitment of loans closed).

                  MEZZANINE LOANS. In June 1997, the Company acquired Reedy River Ventures, Limited Partnership ("RRV"), a Small Business Investment Company, and through this entity, makes mezzanine loans, accompanied by equity participations. The Company served as General Partner to RRV prior to that time. At December 31, 1997, RRV had loans receivable outstanding of approximately $7.3 million. The Company expects to utilize RRV, along with the Company's SBA Loans and Asset-Based Small Business Loans, to present the Company as a single commercial loan company capable of meeting the commercial credit needs of small businesses in various stages of development. The Small Business Loan Division, through Emergent Equity Advisors, Inc., also serves as investment manager for Palmetto Seed Capital Limited Partnership, an entity which provides venture capital to start-up companies principally located within South Carolina.

                  The Company also offers a commercial real estate loan product originated under Section 504 of the Small Business Act. In addition, in August 1997, the Company received approval from the U.S. Department of Agriculture to participate in its "Business and Industry" loan program in five states. The Company continually reviews various additional loan products and expects that it will continue to focus its SBA lending efforts principally on Section 7(a) Loans, although future regulatory changes could alter such decision.

SMALL BUSINESS LOAN CUSTOMERS

                  OVERVIEW: The Company's Small Business Loan customers are commercial businesses, which generally do not have access to traditional bank financing. Such financing may be unavailable because of a variety of factors, including inadequate collateral, insufficient debt coverage, short operating history, lack of management experience or an unfavorable credit history. The Company generally obtains the guarantee of the principals involved in the business.

                  SBA LOANS: The Company's SBA Loans are made only to borrowers who meet defined criteria of the SBA as to the definition of a "small business." The SBA loans are typically made to borrowers in need of start-up financing, refinancing short-term debt with longer term SBA debt, acquiring another enterprise, or obtaining long-term financing necessary to grow the business. Successful SBA borrowers typically secure traditional bank financing in the future.

                  ASSET-BASED LOANS: The Company's asset-based loans are made to borrowers that require monitored working capital financing as compared as compared with traditional bank financing. The typical borrower may be undercapitalized, highly leveraged, and experiencing rapid growth. Asset-based lending is typically of a short-term nature and may serve the borrower's needs for one to three years before the borrower can obtain more traditional bank financing.

                  MEZZANINE LOANS: The Company's mezzanine loans are made to rapidly growing companies that need capital to expand their business. Although the mezzanine loan is typically subordinate to other secured borrowings, the loan normally has an equity participation feature.

SECTION 7(A) LOAN PROGRAM

                  Section 7(a) Loans are term loans made to commercial businesses, which qualify under SBA regulations as "small businesses." These criteria differ based upon the industry in which the potential borrower operates. These loans may be made only for the purposes set forth in the SBA regulations, which include principally the acquisition or refinancing of property, plant and equipment, and for working capital or debt consolidation. The portion of the loan guaranteed by the SBA, the term of the loan and the range of interest rates charged are also regulated by the SBA. The Company underwrites SBA loans utilizing these SBA criteria, as well as by assessing the available collateral, personal guarantees, and projected earnings and cash flow of the small business on a case by case basis.

                  The SBA administers three levels of lender participation in its Section 7(a) Loan program. Under the first level of lender participation, known as the Guaranteed Participant Program, the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guarantee, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications. Under the second level of lender participation, known as the Certified Lender Program, the lender (the "Certified Lender") gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which review is generally completed within three working days. The SBA requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. The SBA grants authorization on a district-by-district basis. Under the third level of lender participation, known as the Preferred Lender Program, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. However, the lender (the "Preferred Lender") is required to secure confirmation from the SBA that the applicant qualifies as a small business. Such confirmation generally takes less than 24 hours. The standards established for participants in the Preferred Lender Program, the SBA's highest designation, are more stringent than those for participants in the Certified Lender Program and involve meeting additional portfolio quality and volume requirements.

                  The Company has been designated a Preferred Lender by the SBA in 34 of the 65 SBA districts. The Company generates a substantial majority of its SBA Loans in these 34 SBA districts. The SBA may suspend or revoke Preferred Lender status for reasons such as loan performance, failure to make the required number of loans under the expedited procedures, or violations of applicable statutes, regulations or published SBA policies and procedures. The SBA performs periodic audits of its non-bank licensed lenders to ensure compliance with its policies and procedures.

                  All SBA Loans originated by the Company have variable interest rates, limited by SBA regulations to a maximum of prime plus 2.75%, which adjust quarterly, require monthly payments and are scheduled to amortize fully over their stated term. SBA Loans originated by the Company have terms ranging from seven to 25 years depending upon the use of proceeds, with a weighted average term of approximately 19 years. Generally, 7-year loans are made for working capital, 10-year loans for equipment and 25-year loans for real estate.

SBA GUARANTEES

                  Under the Section 7(a) SBA Program, the SBA guarantees on a pro rata basis up to 75% of the loan amount with a maximum guarantee per borrower of $750,000.

                  In the event of a default by a borrower on an SBA Loan, if the SBA establishes that any resulting loss is attributable to a failure by the Company to comply with SBA policies and procedures in connection with the origination, documentation or funding of the loan, the SBA may seek recovery of funds from the Company. With respect to SBA Loan Participations which have been sold, the SBA first will honor its guarantee and then seek compensation from the Company in the event that a loss is deemed to be attributable to such failure to comply with SBA policies and procedures. The SBA has previously determined two of the Company's loans to be partially impaired, although the amounts of these impairments were not material. Currently, the Company is aware of a potential impairment of guarantee on one loan, which is currently being reviewed by the SBA. Even if a full impairment were issued on that loan, the effect on the Company's financial position would not be material.

LOAN ORIGINATION AND APPROVAL

                  In the past five years, the Company's Small Business Loan origination offices have made loans in 29 states. The Company's Small Business Loans generally range in size from $100,000 to $1.5 million. The Company's average SBA loan size for originations during 1997 and 1996 was $666,000 and $679,000, respectively.

                  SBA Loans are originated directly by the Company's loan officers in its seven branch offices and are primarily generated through Commercial Loan Brokers located in its market areas. Approximately 60% of the SBA Loans originated in 1997 were originated through Commercial Loan Brokers, who generally are paid referral fees by the Company. The Company does not have any contractual agreements with any of these brokers obligating them to refer loans to the Company. In 1997, the Company originated Small Business Loans in connection with approximately 35 Commercial Loan Brokers, and no single Commercial Loan Broker accounted for more than 20% of the Company's Small Business Loans. The Company also attempts to maintain strong relationships with commercial banks, attorneys, accountants and other potential loan referral sources.

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

                  The Company's Asset-Based Small Business Loans have variable rates of interest which range generally from 1.0% to 4.0% above the prime lending rate. However, these Asset-Based Small Business Loans also provide for servicing and other processing fees, which cause the effective rate associated with such loans to average 22% for the loans originated to date. Asset-Based Small Business Loans are evidenced by variable-rate, revolving credit notes, which are payable upon demand. However, the Company generally commits to make the credit facility available for a period of one to two years, provided that certain covenants and conditions are met. Applicants for Asset-Based Small Business Loans are generally required to provide cash flow projections and inventory and accounts receivable aging and turn-over information. Sales and collection information is provided to the Company on a daily or weekly basis.

                  All loans made by the Small Business Loan Division generally must be approved by the Company's credit administration department. All SBA Loans in excess of $1.0 million must also be approved by either the President or Director of Portfolio Management of the SBA lending operation. After approval by such officers, the loan application is produced and forwarded to the SBA office servicing the location of the applicant. If an SBA Loan is being made in a district where the Small Business Loan Division is certified as a Preferred Lender, no prior credit approval of the SBA is required before the loan transaction can be consummated. However, if the SBA Loan is being made in a district where the Small Business Loan Division is not certified as a Preferred Lender, the loan cannot be made until the SBA office approves the loan, issues an authorization letter and assigns a loan number.

SMALL BUSINESS LOAN SALES AND SECURITIZATIONS

                  To date, the only Small Business Loans which the Company has sold or securitized are SBA Loans. The following table sets forth for Small Business Loans for the periods indicated, loans securitized and loans sold on a whole loan basis and loan originations.



                                                                        Year Ended December 31,
                                                             1997                 1996                1995
                                                                        (Dollars in Thousands)

Small Business Loans securitized                          $      24,286        $      12,851       $     17,063
Small Business Loans sold                                        41,232               33,060             25,423
                                                        ================     ================     ==============
Total Small Business Loans sold or securitized                   65,518               45,911             42,486
                                                        ================     ================     ==============
Total Small Business Loan originations                    $      81,018        $      68,210       $     39,560
% of Small Business Loan originations sold or
   securitized                                                       81  %                67  %             107  %

                  LOAN SALES. Upon final disbursement of the proceeds of each SBA Loan, the Company obtains bids in the secondary market for the SBA Loan Participation associated with that SBA Loan. The SBA Loan Participation is generally sold to the highest bidder. The Company retains the unguaranteed portion of the loan and the servicing rights to the entire loan. The Small Business Loan Division sells the SBA Loan Participations generally to financial institutions or other institutional investors. Purchasers of the SBA Loan Participations share ratably with the Small Business Loan Division (holding the unguaranteed portion) with respect to all principal collected from the borrowers with respect to the SBA Loans. SBA lenders are required to pay a fee of 0.5% per annum to the SBA on the outstanding balance of the guaranteed portion of all loans, which fee is deducted from remittances to the holders of the SBA Loan Participations.

                  In connection with the sale of SBA Loan Participations, the Small Business Loan Division receives, in addition to excess servicing revenue, cash premiums of approximately 10% of the guaranteed portion being sold. During 1997, 1996 and 1995, the weighted average premiums on the SBA Loan Participations sold, together with the additional servicing revenue, aggregated 14.7%, 14.2%, and 13.8%, respectively, of the SBA Loan Participations sold. For the years ended December 31, 1997, 1996 and 1995, premiums recognized by the Company in connection with the sale of SBA Loan Participations were $3.1 million, $2.6 million, and $2.7 million, respectively.

                  SECURITIZATION. In December 1997, November 1996 and June 1995, the Company securitized approximately $21.5 million (including $1.8 million which was prefunded and closed in February 1998), $17.5 million (including $4.6 million which was prefunded and closed in January 1997) and $17.1 million, respectively, of the unguaranteed portions of its SBA Loans. Each securitization was effected through a grantor trust (the "Trust"), the ownership of which was represented by Class A and Class B certificates. The Class A Certificates were purchased by investors, while the Company retained the Class B certificates. These certificates give the holders thereof the right to receive payments and other recoveries attributable to the unguaranteed portion of the SBA Loans held by the Trust. The Class B Certificates issued in December 1997, November 1996 and June 1995 represent approximately 10%, 9% and 10%, respectively, of the principal amount of the SBA Loans transferred in the securitization and are subordinate in payment and all other respects to the Class A Certificates. Accordingly, in the event that payments received by the Trust are not sufficient to pay certain expenses of the Trust and the required principal and interest payments due on the Class A Certificates, the Company, as holder of the Class B Certificates, would not be entitled to receive principal or interest payments due thereon.

                  The Company serves as master servicer for the Trusts and, accordingly, forwards payments received on account of the SBA Loans held by the Trusts to the trustee of the Trusts, which, in turn, pays the holders of the certificates in accordance with the terms of and priorities set forth in the securitization documents. Because the transfer of the SBA Loans to the Trust constitutes a sale of the underlying SBA loans, no liability is created on the Company's consolidated financial statements. However, the Company has the obligation to repurchase the SBA Loans from the Trusts in the event that certain representations made with respect to the transferred SBA Loans are breached or in the event of certain defaults by the Company, as master servicer. The Class A Certificates received a rating of Aaa from Moody's Investors Service, Inc. for the 1995 transaction and Aa for the 1996 and 1997 transactions. The Class B Certificates were not rated. In connection with the securitizations, the Small Business Loan Division received funds substantially equal to the Class A Certificates' percentage of the total principal amount of the SBA Loans transferred to the Trusts, net of initial spread account requirements and certain transaction costs.

                  Currently the SBA approves securitization structures on a transaction-by-transaction basis with no minimum required retention percentages. Current rules also require non-depository SBA lenders to maintain unencumbered capital of $1.0 million or 10% of the Company's share of outstanding loans, whichever is greater. The SBA is proposing to modify its rules regarding the financing and securitization of the unguaranteed portion of loans guaranteed under Section 7(a) of the Small Business Act. Present regulations provide these options only to non-depository lenders such as the Company. These proposed rules would permit both depository and non-depository lenders to pledge or securitize the unguaranteed portions of SBA Loans. Under the proposal, participating lenders which undertake securitizations would be required to retain the equivalent of at least a 5% interest in each loan. The proposed rules would also increase the amount of required minimum equity for small business lending companies by 8% of the retained tranche, unless the lender puts up a 5% cash reserve. The proposed regulations would reduce the economic benefits of securitization to the Company, and could also impact liquidity of the Company and availability of funding.

SMALL BUSINESS LOAN SERVICING, DELINQUENCIES AND COLLECTIONS

SERVICING

                  The Company services substantially all the Small Business Loans it originates from a central location in Greenville, South Carolina. Servicing includes collecting payments from borrowers, remitting payments with respect to securitized loans to the trustee of the trusts, and with respect to SBA Loan Participations, to Colson Services Corp. ("Colson Services"), accounting for principal and interest, contacting delinquent borrowers, and supervising foreclosures. The Company initially reviews loan files to confirm that the loans were originated in accordance with SBA regulations and Company policies. Thereafter, the Company conducts periodic reviews of the borrower's financial condition.

                  The SBA has contracted with Colson Services to serve as the exclusive fiscal and transfer agent for the SBA Loan Participations sold in the secondary market. The Company collects payments from borrowers and remits to Colson Services amounts due to investors. Colson Services then remits such amounts to the investors and administers the transfer of SBA Loan Participations from one investor to another.

DELINQUENCIES AND COLLECTIONS

                  When an SBA Loan becomes delinquent, the Company contacts the borrower to determine the circumstances of the delinquency and attempts to maintain close contact with the borrower until the loan is brought current or is liquidated. When an SBA Loan becomes 60 days past due, the Company is required to notify the SBA of such delinquency. Generally, once a loan becomes 90 days delinquent, the Company places the loan on non-accrual status, delivers a default notice to the borrower and, upon notification to and approval by the SBA, begins the legal process of foreclosure and liquidation. Foreclosure proceedings are generally conducted by the Company, although where the SBA Loan was not made under the Preferred Lender program, the SBA has the right to conduct the foreclosure. Any loss after foreclosure and liquidation is allocated pro rata between the guaranteed and the unguaranteed portions of the SBA Loan. Generally, after an SBA Loan becomes 60 to 90 days past due, the SBA, upon the request of the Company (as servicer of the loan), repurchases the guaranteed portion of the principal balance of the SBA Loan from the holder, together with accrued interest covering a period of up to 120 days.

                  The asset-based lending operation monitors its borrowers daily for availability under the lines of credit. Loans are placed on watch if the borrower is experiencing tight cash flow and poor profitability. Loans are placed on non-accrual status if collection of the interest is deemed to be doubtful. In the event of a default, the Company makes an assessment of the borrower's financial condition and nature of the default to determine further action. If repayment of the loan is considered doubtful, a demand letter is sent and the Company begins the process to take control of the collateral.

                  When a mezzanine loan becomes delinquent, the Company contacts the borrower by telephone to determine the circumstances of the delinquency and attempts to maintain close contact with the borrower until the loan is brought current or is liquidated. When a mezzanine loan becomes more than 30 days past due, the Company delivers a default notice to the borrower. When a mezzanine loan becomes more than 90 days past due, the Company generally places the loan on non-accrual status and generally begins the legal process of foreclosure and liquidation.

                  The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its Small Business Loans serviced:



                                                                          Year Ended December 31,
                                                                  1997              1996             1995
                                                                          (Dollars in Thousands)

Total serviced Small Business Loans (period end)               $   198,876        $  140,809      $   108,696
Total unguaranteed serviced Small Business Loans                    78,822            44,017           24,867
Average unguaranteed serviced Small Business Loans                  61,420            34,442           21,819
Delinquency (period end) (1) 30-59 days past due:
      Principal balance                                        $     2,253      $      1,482      $       717
      % of total  unguaranteed  serviced  Small Business
Loans
   60-89 days past due:                                               2.86  %           3.37  %          2.88  %
      Principal balance                                        $       348      $        391      $     1,081
      % of total  unguaranteed  serviced  Small Business
Loans                                                                 0.44  %           0.89  %          4.35  %
   90 days or more past due:
      Principal balance                                        $       686      $      1,612      $       612
      % of total  unguaranteed  serviced  Small Business
Loans                                                                 0.87  %           3.66  %          2.46  %
   Total delinquencies:
      Principal balance                                        $     3,287      $      3,485      $     2,410
      % of total  unguaranteed  serviced  Small Business
      Loans                                                           4.17  %           7.92  %          9.69  %

Real estate owned (period end)                                 $        --      $         --      $        18

Net charge-offs                                                      1,683               932              311
% of net  charge-offs to average  unguaranteed  serviced
Small Business Loans                                                  2.74  %           2.71  %          1.43  %


(1) For 1997, the Company calculated delinquencies based on number of payments past due, in accordance with industry standards, compared with delinquencies based on number of days past due, which was the method used in 1996 and 1995.

AUTO LOAN DIVISION

Substantially all of the assets of the Auto Loan Division were sold on March 19, 1998 for $20.4 million, which approximated the book value of such Division as reflected on the Company's financial statements.

COMPETITION

                  The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. The Company believes that it competes effectively in its markets by providing competitive rates and efficient, complete services.

                  The Company faces significant competition in connection with its Mortgage Loan operations, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, the industry, as a whole, is highly fragmented and no one company has more than 5.5% of the total mortgage loan market. The Company attempts to maintain its competitiveness by continuing to expand its retail Mortgage Loan operation and by maintaining and developing its strong relationships with Mortgage Bankers. If the Company is not successful in these regards, the Company's operations could be materially and adversely affected. See " -- Mortgage Loan Division -- Mortgage Loan Origination."

                  The Company faces significant competition in all markets in which it makes Small Business Loans to non-prime borrowers. The Company's major competitors vary from region to region. However, its primary competitors are small independent banks and larger finance companies. Because SBA Loan interest rates and terms offered by lenders are relatively uniform, the Company believes that the principal source of competition in making SBA Loans relates to the quality of service provided by the lender and the relationships established with the borrower. Competition with respect to Asset-Based Small Business Loans to non-prime borrowers is also principally based upon the quality of the service provided by the lender and the relationships established with the borrower and secondarily upon the interest rate and other terms of such loans. Competition for its mezzanine lending operation comes from a variety of sources, ranging from small private venture funds to larger institutions. The Company believes that it is important that it maintain good relations with the Commercial Loan Brokers, accountants and attorneys, who are a significant source of Small Business Loan originations.

REGULATION

GENERAL

                  The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended (the "SBIA"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act (the "RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

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

MORTGAGE LOANS

                  Mortgage lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Many states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates charged by the Company. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

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

                  The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name, address and phone number of the reporting agency. RESPA was enacted to provide consumers with more effective advance disclosures about the nature and costs of the settlement process, and to eliminate kickbacks or referral fees that raised the costs of settlement services. RESPA applies to virtually all mortgages on residential real property that is designed principally for occupancy of one to four families. Specific disclosures mandated by RESPA include, without limitation, estimates of closing costs, transfers of servicing, affiliated business arrangements and other settlement information.

SMALL BUSINESS LOANS

                  The SBA Loans made by the Small Business Loan Division are governed by federal statutes (the Small Business Act and SBIA) and may be subject to regulation by certain states. These federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guarantee as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

                  The Company is also required to comply with certain portions of ECOA which are applicable to commercial loans, including SBA Loans. The Company must comply with ECOA's prohibition against discrimination on the basis of race, color, religion, national origin, sex, age, or marital status and with the portion of Regulation B under the ECOA that requires lenders to advise loan applicants of the reasons their credit request was declined or subject to other adverse action. The Company believes it is in substantial compliance in all material respects with ECOA.

                  The SBA is proposing to modify its rules regarding the financing and securitization of the unguaranteed portion of loans guaranteed under Section 7(a) of the Small Business Act. Present regulations provide these options only to non-depository lenders such as the Company. These proposed rules would permit both depository and non-depository lenders to pledge or securitize the unguaranteed portions of SBA Loans. Under the proposal, participating lenders which undertake securitizations would be required to retain the equivalent of at least a 5% interest in each loan. The proposed rules would also increase the amount of required minimum equity for small business lending companies by 8% of the retained tranche, unless the lender puts up a 5% cash reserve. The proposed regulations will reduce the economic benefits of securitization to the Company, and could also impact liquidity of the Company and availability of funding.

                  The Company's Asset-Based Small Business Loans and mezzanine loans are generally not regulated except to the extent set forth above in " -- Regulation -- General."

EMPLOYEES

                  At December 31, 1997, the Company employed a total of 1,340 full-time equivalent employees. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

                  The Company's headquarters are located at 15 South Main Street, Suite 750, Greenville, South Carolina and are leased. At December 31, 1997, the Company owned four offices and leased 32 offices. None of the leases or properties owned, considered separately, is believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes.

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

                  In July 1997, an action was commenced against the Company in the United States District Court for the District of Puerto Rico. The complaint alleges that the Company breached the terms of a confidentiality agreement with the plaintiff concerning the possibility of commencing residential mortgage loan operations in Puerto Rico. The complaint also alleges that the Company breached an employment agreement with plaintiff and a development agreement with him to begin operations in Puerto Rico. The Company, through its counsel in Puerto Rico, filed a motion to dismiss all of these claims, which motion was granted by the Court on January 26, 1998.
The Plaintiff has filed a notice of appeal from this order.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS

                  No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

                                     PART II

ITEM 5.                    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

                  The Company's common stock is traded on the NASDAQ National Market under the symbol "EMER".

                  The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported by NASDAQ.


                                                                  High Bid            Low Bid

                   YEAR ENDED DECEMBER 31, 1997
                   First Quarter                                   $    16.25         $    10.50
                   Second Quarter                                  $    12.25         $     8.75
                   Third Quarter                                   $    18.63         $    10.75
                   Fourth Quarter                                  $    20.00         $    10.50

                   YEAR ENDED DECEMBER 31, 1996
                   First Quarter                                   $     9.00         $     4.00
                   Second Quarter                                  $    12.50         $     9.00
                   Third Quarter                                   $    12.00         $     7.50
                   Fourth Quarter                                  $    14.50         $    10.50

                  On March 20, 1998, the closing price for the Company's common stock was $8.38. As of March 20, 1998, the Company had 9,708,083 outstanding shares of common stock held by 826 stockholders of record.

                  No dividends were paid or declared during 1997 or 1996 and no dividends are expected to be paid on the common stock for the foreseeable future.

ITEM 6.                    SELECTED FINANCIAL DATA

The following table sets forth historical selected financial information of the Company as of the dates and for the periods indicated. The statement of income data, cash flow data, and balance sheet data are derived from the audited financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.



                                                                            YEAR ENDED DECEMBER 31,
                                                          1997            1996          1995         1994         1993
                                                       ------------     ----------    ---------    ---------    ---------
                                                                            (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Interest Income                                     $    34,008      $  17,908     $ 15,193     $ 10,691     $  7,692
   Servicing income                                          8,514          3,274          446          212          291
   Gain on sale of loans:
      Cash gain on sale of loans                            14,153         20,862        7,963        4,990        3,193
      Non-cash gain on sale of loans                        38,675          2,953        1,206        1,460          412
      Loan fee income                                       30,207          4,150          586          276          279
                                                       ------------     ----------    ---------    ---------    ---------
         Total gain on sale of loans                        83,035         27,965        9,755        6,726        3,884

   Other revenues                                            1,399          1,241          884          566          179
                                                       ------------     ----------    ---------    ---------    ---------
         Total revenues                                    126,956         50,388       26,278       18,195       12,046

   Interest expense                                         25,133         11,021        8,527        5,879        5,073
   Provision for credit losses                              10,030          5,416        2,480        2,510          686
   General and administrative expenses                      84,284         23,490       10,419        7,359        5,624
                                                       ------------     ----------    ---------    ---------    ---------
         Total expenses                                    119,447         39,927       21,426       15,748       11,383
                                                       ------------     ----------    ---------    ---------    ---------

      Income from continuing operations before income         7,509         10,461        4,852        2,447          663
          taxes, minority interest and cumulative
          effect of change in accounting principle
   Provision (benefit) for income taxes                     (3,900)           718          190          609         (186)
                                                       ------------     ----------    ---------    ---------    ---------

      Income from continuing operations before
         minority interest and cumulative effect
         of change in accounting principle                  11,409          9,743        4,662        1,838          849
   Minority   interest  in   (earnings)   loss  of            (156)           352          (81)         (46)         (25)
subsidiaries
                                                       ------------     ----------    ---------    ---------    ---------
      Income from continuing operations before
         cumulative effect of change in accounting
         principle                                          11,253         10,095        4,581        1,792          824
      Income (loss) from discontinued operations                --             --       (3,924)         546          260
      Cumulative effect of change in accounting
         principle                                              --             --           --           --          113
                                                       ============     ==========    =========    =========    =========
         Net income                                    $    11,253      $  10,095     $    657     $  2,338     $  1,197
                                                       ============     ==========    =========    =========    =========

CASH FLOW DATA:
   Cash  flow due to  operating  cash  income  and
expenses                                               $   (17,841)     $  14,174     $  6,849     $  4,909     $  2,424
   Cash (used in)  provided by loans held for sale
and other                                                 (119,260)       (92,652)     (17,025)      11,811         (830)
                                                       ============     ==========    =========    =========    =========
      Net cash  (used in)  provided  by  operating
activities                                              $ (137,101)     $ (78,478)    $(10,176)    $ 16,720     $  1,594
                                                       ============     ==========    =========    =========    =========

BALANCE SHEET DATA:
   Total gross loans receivable                         $  297,615      $ 189,532     $126,458     $ 95,398     $ 66,279
   Total residual assets                                    63,202         13,215        3,831        1,872          412
   Total assets                                            416,152        224,149      144,931      109,448       84,279
   Total debt                                              336,920        169,596      129,950       95,015       76,195
   Total shareholders' equity                               63,374         46,635        9,885        9,700        7,362

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                  The discussion should be read in conjunction with the Consolidated Financial Statements and notes of the Company appearing elsewhere in this report. As used herein, "Discontinued Operations" refers to the Company's former transportation and apparel operations. Unless otherwise noted, the discussion contained herein relates to the continuing operations of the Company, which solely consist of its Financial Services operations.

FORWARD - LOOKING INFORMATION

                  Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, impact of competition, regulation of lending activities, and changes in the regulatory environment.

GENERAL

                  The Company is a diversified financial services company headquartered in Greenville, South Carolina, which originates, purchases, sells, securitizes and services mortgage and small business loans to sub-prime customers. Prior to March 1998, the Company also originated, securitized and serviced auto loans. The Auto Loan Division was sold in the first quarter of 1998 in order to narrow the Company's financial services focus. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. Since acquisition through December 31, 1997, the Company has experienced a compounded annual growth rate of 84% in loan originations. Since 1996, the Company has been focused principally on expanding its mortgage loan division and small business loan division. During the fourth quarter of 1997, the Company opened its fourth retail mortgage regional operating center and expanded its existing retail mortgage operating centers, in order to increase capacity. As a result of this expansion, the Company will continue to incur significant expansion and start-up costs in the first quarter of 1998. Additionally in the fourth quarter of 1997, the Company restructured its Mortgage Loan Division. Because of this restructuring, the Company anticipates that loan origination volume will be lower in the first quarter of 1998 compared to the last few quarters of 1997.

                 Due to the anticipated higher cost levels and lower volumes, the Company expects to incur a significant loss in the first quarter of 1998. While the above changes will have a negative impact on earnings in the first quarter of 1998, the long-term benefits of these changes are expected to outweigh this negative impact. In order to concentrate effort on the larger retail mortgage operation ("Homegold(R)"), the Company has determined to pursue the divestiture of its smaller retail mortgage origination subsidiary, Sterling Lending Corp. ("SLC"). This subsidiary was started in June 1996 and has originated only a small percentage of total retail loans. This company's first-year start-up cost resulted in a pre-tax loss of approximately $3.7 million in 1997.

                  A primary focus of the Company in 1997, in addition to growing its retail mortgage loan origination business, was to increase its serviced loan portfolio. The Company's total serviced loans receivable increased to $988.7 million at December 31, 1997, from $309.1 million at December 31, 1996. The increase in the serviced mortgage loan portfolio has resulted from both the Company's decision to enter the retail loan origination business and the increase in both the loan volume from existing and new Mortgage Bankers. Small Business Loans have increased due to the opening of additional offices, an increase in the number of commercial loan brokers, which refer loans to the Small Business Loan Division, and new product offerings. Auto Loans increased during all such periods, prior to 1997, principally as a result of an increase in the number of loan production offices and successful efforts at establishing additional dealer relationships. Beginning in September 1996, the Company curtailed the expansion of its Auto Loan operations and, since that time, the Company has experienced a decline in Auto Loan originations. The Company no longer originates Auto Loans.

                  The following table sets forth certain data relating to the Company's loans at and for the periods indicated:



                                                       AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                       1997            1996              1995
                                                       ----            ----              ----
                                                                 (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated                  $     1,082,816  $      328,649  $        192,800
   Mortgage loans sold                                435,333         284,794           127,632
   Mortgage loans securitized                         487,563              --                --
   Total mortgage loans owned (period end)            231,145         146,231            88,165
   Total serviced mortgage loans (period end)         768,556         146,231            88,165
   Total serviced unguaranteed mortgage
      loans (period end) (1)                          700,248         146,231            88,165
   Average mortgage loans owned (2)                   215,790          97,281            74,158
   Average serviced mortgage loans (2)                443,318          97,281            74,158
   Average serviced unguaranteed
      mortgage loans (1)                              411,549          97,281            74,158
   Average interest earned (2)                          10.92  %        11.97  %          12.10  %

SMALL BUSINESS LOANS:
   Small business loans originated            $        81,018  $       68,210  $         39,560
   Small business loans sold                           41,232          33,060            25,423
   Small business loans securitized                    24,286          12,851            17,063
   Total small  business loans owned (period           45,186          29,385            20,620
end)
   Total serviced small business loans
      (period end)                                    198,876         140,809           108,696
   Total serviced unguaranteed small
      business loans (period end) (3)                  78,822          44,017            24,867
   Average small business loans owned (2)              38,427          26,700            23,692
   Average serviced small business loans (2)          165,053         125,723            98,753
   Average serviced unguaranteed small
      business loans (2) (3)                           61,420          34,442            21,819
   Average interest earned (2)                          15.89  %        12.61  %          10.39  %

AUTO LOANS:
   Auto loans originated                      $        15,703  $       18,287  $         17,148
   Auto loans securitized                                  --          16,107                --
   Total auto loans owned (period end)                 21,284          13,916            17,673
   Total serviced auto loans (period end)              21,284          22,033            17,673
   Average auto loans owned (2)                        17,104          11,917            13,078
   Average serviced auto loans (2)                     22,267          21,277            13,078
   Average interest earned (2)                          24.05  %        23.57  %          27.40  %

TOTAL LOANS:
   Total loans receivable (period end)        $       297,615  $      189,532  $        126,458
   Total serviced loans (period end)                  988,716         309,073           214,534
   Total serviced unguaranteed loans
      (period end) (1)(3)                             800,354         212,281           130,705

--------------------------------------------------------------------------------
     (1) Excludes loans serviced for others with no credit risk to the Company.
     (2) Averages are computed using beginning and ending balances for the period presented, except that the 1996 and 1997 averages are calculated based on the daily averages for Small Business Loan Division and Auto Loan Division and monthly averages for Mortgage Loan Division (rather than the beginning and ending balances).
     (3) Excludes guaranteed portion of SBA Loans.

OPERATING CASH FLOW

                  The Company expects to continue to operate on a negative cash flow basis due to the level of cash required to fund the increases in the volume of loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) Mortgage Loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes"), senior unsecured debt and its warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales. (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized and subserviced loans, ( nterest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to interest-only and residual certifica

                  Creating negative cash flow is the requirement to provide overcollateralization of loans as credit enhancement on the mortgage securitization transactions. This will continue to negatively impact the Company's cash flow as additional mortgage securitizations are completed in the future, unless the Company decides to alter its securitization structures or sell its residual interests in the securitization trusts. The Company reduces the negative cash flow impact from the overcollateralization of loans included in securitizations by continuing to sell whole loans on a cash basis. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy.

                  The table below summarizes cash flows provided by and used in operating activities:


                                                                                   Years Ended December 31,
                                                                       -------------------------------------------------
                                                                           1997             1996              1995
                                                                       -------------    -------------    ---------------
                                                                                        (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and excess cash flow from
          securitization trusts                                            $ 12,498          $ 3,782          $   1,259
     Interest received                                                       31,716           17,392             14,549
     Cash gain on sale of loans                                              14,153           20,862              8,987
     Cash loan origination fees received                                     31,843            4,714                 --
     Other cash income                                                        1,875            1,266                491
                                                                       -------------    -------------    ---------------
          Total operating cash income                                        92,085           48,016             25,286

OPERATING CASH EXPENSES:
     Securitization costs                                                   (3,646)            (849)              (266)
     Securitization hedge losses                                            (2,125)               --                 --
     Cash operating expenses                                               (81,594)         (21,625)            (9,480)
     Interest paid                                                         (20,980)         (11,046)            (8,424)
     Taxes paid                                                             (1,581)            (322)              (267)
                                                                       -------------    -------------    ---------------
          Total operating cash expenses                                   (109,926)         (33,842)           (18,437)

     CASH FLOW (DEFICIT) DUE TO OPERATING CASH INCOME AND
EXPENSES                                                                   (17,841)          14,174              6,849





                                                                                   Years Ended December 31,
                                                                       -------------------------------------------------
                                                                           1997             1996              1995
                                                                       -------------    -------------    ---------------
                                                                                        (IN THOUSANDS)
OTHER CASH FLOWS:
     Cash used in other payables and receivables                        $   (4,978)     $    (5,959)      $     (4,850)
     Cash used in loans held for sale                                     (114,282)         (86,770)           (13,767)
     Net cash provided by operating activities of
          discontinued operations                                                --               77              1,592
                                                                       -------------    -------------    ---------------
     NET CASH USED IN OPERATING ACTIVITIES                              $ (137,101)     $   (78,478)      $    (10,176)
                                                                       =============    =============    ===============

PROFITABILITY

                  The principal components of the Company's profitability are
(i) interest, fees and servicing revenues earned on its serviced loans receivable reduced by interest paid on borrowed funds associated with such serviced loans receivable; (ii) gains resulting from the sale and securitization of its loans, including loan origination fees recognized.

                  For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.



                                                                 For the Year Ended December 31,
                                                           ----------------------------------------
                                                             1997           1996           1995
                                                           ----------     ----------     ----------
Interest income                                                 26.8  %        35.5  %        57.8  %
Servicing income                                                 6.7            6.5            1.7
Cash gain on sale of loans                                      11.1           41.4           30.3
Non-cash gain on sale of loans                                  30.5            5.9            4.6
Loan fee income                                                 23.8            8.2            2.2
Other revenues                                                   1.1            2.5            3.4
                                                           ==========     ==========     ==========
         Total revenues                                        100.0  %       100.0  %       100.0  %
                                                           ==========     ==========     ==========

Interest expense                                                19.8  %        21.9  %        32.5  %
Provision for credit losses                                      7.9           10.7            9.4
Business development costs                                       5.9            3.2            2.5
Other general and administrative expenses                       60.5           43.4           37.1
Income from continuing operations before income taxes            5.9           20.8           18.5
Income tax expense (benefit)                                    (3.1)           1.4            0.8
Minority interest                                               (0.1)           0.7           (0.3)
Income (loss) from discontinued operations                        --             --          (14.9)
                                                           ----------     ----------     ----------
         Net income                                              8.9  %        20.1  %         2.5  %

                                                           ==========     ==========     ==========


                  The Company's net income, as a percentage of revenues, decreased substantially in 1997 from 1996 as a result of increased expenses associated with the start-up of three new retail mortgage regional operating centers for HomeGold(R), expansion of Sterling Lending Corp. retail mortgage branches to 13, expansion of portfolio management department to handle anticipated increases to the Company's serviced portfolio, and expansion of broker wholesale operations. These significant start-up costs were expensed during 1997 and accordingly, have substantially reduced current operating profit margins. In the fourth quarter of 1997, the profit margin worsened as a result of approximately $500,000 additional reserves taken in the Auto Loan Division
(which was sold in March 1998), write-off of approximately $3.0 million for potential loss on a receivable from a former strategic alliance partner, approximately $500,000) of additional costs for the Small Business Loan Division as a result of continued expansion of that business, and approximately $5.3 million in increased costs for the Mortgage Loan Division. Approximately $2.6 million of these increased costs was due to the new Houston Regional Operating
Center for HomeGold(R) which was opened on October 1, 1997. Approximately $1.0 million of the increased costs was due to increased personnel and expansion of the broker wholesale operations, which is being increased from 4 regions to 7 regions. The remaining increased costs for the Mortgage Loan Division in the fourth quarter 1997 was due to additional expansion in the other three
HomeGold(R) Regional Operating Centers, additional corporate infrastructure for MIS and Training, and continued enhancements and expansion of the portfolio management department. These expansions were partially performed in anticipation of meeting increased origination estimates. Origination volume, however, levelled-off in the fourth quarter of 1997, which combined with the continued expansion, contributed to the decreased operating margins. The Company anticipates its efficiency ratios for loans originated per originator to decrease in the first quarter of 1998 as a result of the Company's reorganization and personnel changes, and accordingly will continue to have higher costs relative to revenue during the first part of 1998. Management plans to improve these efficiency ratios, both through evaluating and improving loans originated per originator as well as to cut operating costs where possible to improve operating efficiencies by the end of 1998.





RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

                  Total revenues increased $76.6 million, or 152%, to $127.0 million in 1997 from $50.4 million in 1996. The higher level of revenues resulted principally from increases in interest income, servicing income, and gain on sale of loans.

                  Interest income increased $16.1 million, or 90%, to $34.0 million in 1997 from $17.9 million in 1996. This growth resulted primarily from the growth experienced by the Mortgage Loan Division. Interest income earned by the Mortgage Loan Division increased $12.6 million, or 92%, to $26.3 million in 1997 from $13.7 million in 1996. This increase was due principally to the growth in the average outstanding loan portfolio in the Mortgage Loan Division, which increased $143.0 million, or 147%, to $240.3 million in 1997 from $97.3 million in 1996, reflecting the increased loan origination levels generated by that Division.

                  Servicing income increased $5.2 million, or 158%, to $8.5 million in 1997 from $3.3 million in 1996. This increase was due principally to the securitization of Mortgage Loans in 1997, for which the Company retained servicing rights. Prior to 1997, the Mortgage Loan Division did not securitize its loans. The Mortgage Loan Division securitized $487.6 million in loans in 1997. The average serviced loan portfolio for the Mortgage Loan Division increased $343.5 million, or 353%, to $440.8 million from $97.3 million.

                  Cash gain on sale of loans decreased $6.7 million, or 32%, to $14.2 million in 1997 from $20.9 million in 1996. The decrease resulted principally from decreased premiums on sales of Mortgage Loans. The weighted average gain on sale of Mortgage Loans decreased 3.3%, or 54%, to 2.8% in 1997 from 6.1% in 1996. This decrease in premiums is due primarily to the product sold in 1997 compared to 1996. In 1996, the majority of loans sold was first mortgage loans. In 1997, most first mortgage loans originated were securitized, while second mortgage loans were whole-loan sold. Mortgage Loans sold increased $150.5 million, or 53%, to $435.3 million in 1997 from $284.8 million in 1996.

                  Non-cash gain on sale of loans increased $35.7 million to $38.7 million in 1997 from $3.0 million in 1996. The increase in non-cash gain on sale of loans was due principally to the securitization of Mortgage Loans in 1997, which was not done prior to 1997. The Mortgage Loan Division securitized $487.6 million in loans in 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 7.4%, net of expenses. All non-cash gain on sale of loans in 1996 related to the Small Business Loan Division.

                  Loan fees increased $26.0 million to $30.2 million in 1997 from $4.2 million in 1996. The higher loan fees was due principally to the increase in retail loan originations in the Mortgage Loan Division. The Company receives substantially higher fees on loans it originates through its retail operations than it receives on loans purchased. Retail loan originations increased $493.9 million, or 718%, to $562.7 million in 1997 from $68.8 million in 1996. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

                  Other revenues increased $158,000, or 13%, to $1.4 million in 1997 from $1.2 million in 1996. Other revenues are comprised principally of insurance commissions and management fees. The increase of other revenues resulted principally from the increase in the Company's loan originations.

                  Total expenses increased $79.5 million, or 199%, to $119.4 million in 1997 from $39.9 million in 1996. Total expenses are comprised of provision for credit losses, interest expense, business development, and other general and administrative expenses.

                  Interest expense increased $14.1 million, or 128%, to $25.1 million in 1997 from $11.0 million in 1996. The increase in interest expense was due principally to increased borrowings by the Mortgage Loan Division associated with increased loan originations and the offering of the Company's Senior Notes due 2004. Interest expense in the Mortgage Loan Division increased $10.1 million in 1997 from 1996. Average borrowings attributable to the Mortgage Loan Division, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $134.6 million, or 105%, to $262.3 million at December 31, 1997 from $127.7 million at December 31, 1996. In September 1997, the Company also completed the $125.0 million offering of the Company's Senior Notes due 2004 with interest payable at 10.75%.

                  Provision for credit losses increased $4.6 million, or 85%, to $10.0 million in 1997 from $5.4 million in 1996. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans.

                  General and administrative expense increased $60.8 million, or 259%, to $84.3 million in 1997 from $23.5 million in 1996. This is a result primarily from the increased personnel costs in the Mortgage Loan Division due to the continued expansion in the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail lending offices in Greenville and Houston in 1997. General and administrative expenses increased to 13.4% of average serviced loans in 1997 from 9.6% in 1996, principally as a result of the higher costs associated with the retail mortgage origination facilities. Retail production increased 717% in 1997.

                  Net income increased $1.2 million, or 12%, to $11.3 million in 1997 from $10.1 million in 1996. The improvement in income was due principally to the increased growth and profitability of the Small Business Loan Division and a $3.9 million tax benefit recorded in 1997 due to the recognition of the deferred tax benefit associated with the net operating loss carryforward.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

                  Total revenues increased $24.1 million, or 92%, to $50.4 million in 1996 from $26.3 million in 1995. The increase in revenues resulted principally from increases in interest and servicing revenue and gain on sale of loans.

                  Interest income increased $2.7 million, or 18%, to $17.9 million in 1996 from $15.2 million in 1995. This increase was due principally to the growth in the serviced loan portfolio in the Mortgage Loan Division. Interest income earned by the Mortgage Loan Division increased $4.6 million or 51%, to $13.7 million in 1996 from $9.1 million in 1995.

                  Servicing income increased $2.9 million, or 640%, to $3.3 million in 1996 from $446,000 in 1995. This increase was due to the securitizations of Small Business Loans and Auto Loans in 1996, for which the Company retains servicing rights.

                  Cash gain on sale of loans increased $12.9 million, or 161%, to $20.9 million in 1996 from $8.0 million in 1995. The increase resulted principally from increased sales of Mortgage Loans and Small Business Loans associated with the increased loan originations. Mortgage Loans sold increased $157.2 million, or 123%, to $284.8 million in 1996 from $127.6 million in 1995. Small Business Loans sold increased $7.7 million, or 30%, to $33.1 million in 1996 from $25.4 million in 1995. Additionally, the Company received a recoupment of previously shared premiums of $7.3 million in connection with the settlement with First Greensboro Home Equity, Inc. and Amerifund Group, Inc., two strategic alliance partners who terminated their agreements with the Company in 1996.

                  Non-cash gain on sale of loans increased $1.8 million, or 150%, to $3.0 million in 1996 from $1.2 million in 1995. The increase resulted principally from the increase in total loans securitized. In 1995, $17.1 million of Small Business Loans were securitized. In 1996, $29.0 million of Small Business and Auto Loans were securitized.

                  Loan fees increased $3.6 million, or 616%, to $4.2 million in 1996 from $586,000 in 1995. The increase in loan fees was due principally to the increase in loan originations in the Mortgage Loan Division.

                  Other revenues increased $357,000, or 40%, to $1.2 million in 1996 from $884,000 in 1995. Other revenues are comprised principally of insurance commissions and management fees. The increase of other revenues resulted principally from the increase in the Company's loan originations.

                  Total expenses increased $18.5 million, or 86%, to $39.9 million in 1996 from $21.4 million in 1995. Total expenses are comprised of interest expense, provision for credit losses and general and administrative expenses.

                  Interest expense increased $2.5 million, or 29%, to $11.0 million in 1996 from $8.5 million in 1995. The increase was due principally to increased borrowings by the Mortgage and Small Business Loan Divisions associated with increased loan originations. Borrowings attributable to the Mortgage Loan Division, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $55.7 million, or 53%, to $160.9 million at December 31, 1996 from $105.2 million at December 31, 1995. Interest expense in the Mortgage Loan Division increased $2.4 million in 1996 from 1995. Total borrowings attributable to the Small Business Loan Division decreased $6.1 million, or 41%, to $8.7 million at December 31, 1996 from $14.8 at December 31, 1995. This decrease in debt resulted principally from cash received from the securitization completed in November 1996, which was used to pay down outstanding debt. Interest expense in the Small Business Loan Division increased $198,000 in 1996 from 1995. There were no borrowings outstanding in the Auto Loan Division as of December 31, 1996, down from $9.9 million at December 31, 1995. This decrease resulted principally from cash received from the securitization transaction completed in March 1996 and from the Company's public offering completed in November 1996. The offering was used to pay outstanding debt. Interest expense in the Auto Loan Division decreased $220,000 in 1996 from 1995.

                  Provision for credit losses increased $2.9 million, or 116%, to $5.4 million in 1996 from $2.5 million in 1995. The provision was made to maintain the general reserves for credit losses associated with loan originations, as well as to increase specific reserves for possible losses with particular loans.

                  General and administrative expense increased $13.1 million, or 126%, to $23.5 million in 1996 from $10.4 million in 1995. This is a result of increased personnel costs in the Mortgage Loan Division due to the continued expansion in the portfolio management and underwriting departments, and the increased expenses associated with the opening of retail lending offices in Indianapolis, Baton Rouge, New Orleans, and Phoenix. General and administrative expenses increased to 9.62% in 1996 from 5.63% of average serviced loans in 1995, principally as a result of the costs associated with the retail mortgage origination facilities, for which the related production was sold on a non-recourse, servicing-released basis, with customary representations and warranties. Accordingly, costs have been increased relative to the serviced portfolio.

                  Net income increased $5.5 million, or 120%, to $10.1 million in 1996 from $4.6 million in 1995. The improvement in income was due principally to the increased growth and profitability of the Mortgage Loan Division, although the Small Business Loan Division's profitability also increased significantly in 1996 from 1995.

FINANCIAL CONDITION

                  Net loans receivable increased $103.4 million to $288.4 million at December 31, 1997 from $185.0 million at December 31, 1996. The increase in investment in asset-backed securities of $12.8 million was due primarily to the overcollateralization associated with the retention of the residual interest certificates in the Company's mortgage loan securitizations completed in each quarter of 1997. The interest only strip security increased by $40.1 million to $44.4 million at December 31, 1997, from $4.3 million at December 31, 1996. This increase resulted primarily from the estimated present value of the excess cash flow on mortgage loans sold with servicing retained of $44.1 million, offset by amortization of $4.0 million.

                  Net property, plant and equipment increased by $10.9 million to $18.1 million at December 31, 1997, from $7.2 million at December 31, 1996. The Company purchased additional computer equipment to provide system improvements and equipment supporting electronic document generation, storage, and retrieval. The Company purchased a 100,000 square foot building for approximately $4.5 million in late 1997 in Greenville, South Carolina to facilitate the growth in the Mortgage Loan Division. The Company also purchased additional furniture and office equipment in connection with the continued expansion in the portfolio management, underwriting, processing, and closing departments, and the opening of retail lending offices in Greenville and Houston.

                  Other assets increased by $14.1 million to $17.6 million at December 31, 1997 from $3.5 million at December 31, 1996. The increase results primarily from $4.4 million in debt origination costs incurred in the offering of the Company's Senior Notes due 2004, the recording of a deferred tax asset of approximately $4.2 million, the capitalization of approximately $1.9 million in direct mail advertising costs, and approximately $1.6 million of capitalized costs associated with the implementation of a new loan origination and processing system.

                  The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes due 2004). At December 31, 1997, the Company had debt outstanding under warehouse lines of credit to banks of $77.6 million, which compares with $55.5 million at December 31, 1996, for an increase of $22.1 million. During September 1997, the Company issued $125.0 million of Senior Notes due 2004. At December 31, 1997, the Company had $134.3 million of CII Notes outstanding, which compares with $114.1 million at December 31, 1996, for an increase of $20.2 million.

                  Total stockholders' equity at December 31, 1997 was $63.4 million, which compares to $46.6 million at December 31, 1996, an increase of $16.8 million. This increase resulted principally from net income of $11.3 million for the year ended December 31, 1997 and the issuance of stock in the amount of $5.2 million related to the acquisition of the remaining 87% of Reedy River Ventures that the Company did not previously own.

DISCONTINUED OPERATIONS

TRANSPORTATION SEGMENT

                  In connection with the Company's strategic plan to focus its business efforts on the financial services segment, the Company divested its transportation segment operations during 1994 and 1995. As a result, the transportation segment has been classified as discontinued operations, and accordingly, the Company's Consolidated Financial Statements and the Notes related thereto segregate continuing and discontinued operations. The transportation segment had a loss of $320,000 in 1995. Operating revenues for the transportation segment were $390,000 in 1995. These revenues were due principally to the progressive sale of assets associated with the transportation segment. The Company does not believe that there are material liabilities, contingent or otherwise, with respect to its transportation segment.

APPAREL SEGMENT

                  In connection with the Company's strategic plan to focus its business efforts on the financial services segment, the Company sold all of the outstanding stock of Young Generations, Inc. (a former Company subsidiary, which manufactures children's apparel) ("YGI") in exchange for a non-recourse note in September 1995, thereby divesting its apparel segment operations. In connection with the sale of YGI, the Company wrote off all amounts due the Company from YGI as intercompany debt and amounts due to the Company from the purchasers of the YGI stock, which amounts totaled $3.9 million, net of income taxes of $156,000. The Company remains contingently liable for its guarantee of certain bank loans and certain trade accounts payable, which at December 31, 1997 totaled approximately $150,000 and were secured by substantially all of YGI's assets. In 1997 and 1996, the Company loaned additional amounts to YGI, $800,000 of which remained outstanding at December 31, 1997. As a result of the sale of YGI, the operating results of the apparel segment have been classified as discontinued operations. The Company does not anticipate loaning any more money to YGI in the future. The Company may incur additional charges to future earnings as a result of these guarantees and loans to YGI, if YGI is unable to repay the indebtedness.

                  The apparel segment had a net loss of $1.3 million in 1995. The apparel segment had revenues of $7.3 million in 1995.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

                  The Company is exposed to the risk of loan delinquencies and defaults with respect to loans retained in its portfolio. With respect to loans to be sold on a non-recourse basis, the Company is at risk for loan delinquencies and defaults on such loans while they are held by the Company pending such sale. To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover inherent losses in loans held for investment.

                  The table below summarizes certain information with respect to the Company's allowance for credit losses on the owned portfolio for each of the periods indicated.

            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO



                                                                           At and For the Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1997           1996           1995
                                                                         -----------    -----------    ------------
                                                                                    (IN THOUSANDS)
           Allowance for credit losses at beginning of period            $    3,084     $    1,874      $    1,730

           Net charge-offs                                                   (5,166)        (2,494)         (1,563)
           Provision charged to expense                                      10,030          5,416           2,480
           Securitization transfers                                          (1,420)        (1,712)           (773)
                                                                         -----------    -----------    ------------

           Allowance for credit losses at the end of the period           $   6,528     $    3,084      $    1,874
                                                                         ===========    ===========    ============


                  The Company considers its allowance for credit losses to be adequate in view of the Company's loss experience and the secured nature of most of the Company's outstanding loans. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

                  In securitization transactions, the interest-only, subordinate and/or residual certificates bear the risk of default for the entire pool of securitized loans to the extent of such certificates' value. Accordingly, the value of the interest-only, subordinate and/or residual certificates retained by the Company would be impaired to the extent losses on the securitized loans exceed the amount estimated when determining the residual cash flows.

                  The table below summarizes certain information with respect to the Company's allowance for losses on the securitization residual assets for each of the periods indicated.

   SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS



                                                                         At and For the Year Ended December 31,
                                                                       ------------------------------------------
                                                                          1997            1996           1995
                                                                       ------------    -----------    -----------
                                                                                  (IN THOUSANDS)
           INTEREST-ONLY STRIP SECURITIES:
           Allowance for losses at beginning of period                 $       848     $       --       $     --

           Net charge-offs                                                  (1,533)        (1,155)            --
           Anticipated losses net against gain                              13,278             --             --
           Allowance transferred from owned portfolio                        1,662          2,003             --
                                                                       ------------    -----------    -----------

           Allowance for losses at the end of the period                 $  14,255     $      848       $     --
                                                                       ============    ===========    ===========

           ASSET-BACKED SECURITIES:
           Allowance for losses at beginning of period                 $       354     $      773             --
           Net charge-offs                                                    (112)          (128)            --
           Transfer from (to) owned portfolio                                 (242)          (291)           773
                                                                       ------------    -----------    -----------

           Allowance for losses at end of year                         $        --     $      354      $    773
                                                                       ============    ===========    ===========


                  The table below summarizes the Company's allowance for credit losses with respect to the Company's total managed portfolio (including both owned and securitized loan pools) for each of the periods indicated.

           SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON MANAGED PORTFOLIO


                                                                           At and For the Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1997           1996           1995
                                                                         -----------    -----------    ------------
                                                                                    (IN THOUSANDS)

           Allowance for credit losses at beginning of period            $    4,286     $    2,647      $    1,730

           Net charge-offs                                                   (6,811)        (3,777)         (1,563)
           Provision charged to expense                                      10,030          5,416           2,480
           Provision netted against gain on securitizations                  13,278             --              --
                                                                         -----------    -----------    ------------

           Allowance for credit losses at the end of the period          $   20,783     $    4,286      $    2,647
                                                                         ===========    ===========    ============

           Allowance as a % of total managed portfolio                        2.60%          2.02%           2.03%
           Net charge-offs as a % of average managed portfolio                  1.38%          2.47%           1.43%

           The total allowance for credit losses as shown on the balance sheet is as follows:

           Allowance for credit losses on loans                          $    6,528     $    3,084      $    1,874
           Allowance for credit losses on asset-backed securities                --            354             773
           Allowance  for  credit  losses  on  interest-only  strip
           security                                                          14,255            848              --
                                                                         -----------    -----------    ------------
           Total allowance for credit losses                              $  20,783     $    4,286      $    2,647
                                                                         ===========    ===========    ============

                  Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. The Company's policy is to generally place a loan on non-accrual status after it becomes 90 days past due, if collection in full is questionable. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

                  Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Since these pools are new, it is anticipated that the delinquencies will ramp up during the first one to two years. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Mortgage Loan Division's securitized pools.


                                               CURRENT PRINCIPAL BALANCE
                   ----------------------------------------------------------------------------------
                   MONTHS FROM POOL INCEPTION     1997-1       1997-2        1997-3        1997-4
                   ----------------------------------------------------------------------------------
                               1                77,435,632  120,860,326    130,917,899   118,585,860
                               2                77,045,312  120,119,653    169,093,916
                               3                76,709,417  119,364,510    168,182,957
                               4                75,889,160  118,965,905    166,783,489
                               5                75,395,969  117,236,893
                               6                74,630,019  115,870,168
                               7                73,149,957  113,537,447
                               8                72,261,386
                               9                71,342,842
                               10               70,195,198

                                           DELINQUENCIES > 30 DAYS PAST DUE
                   ----------------------------------------------------------------------------------
                   MONTHS FROM POOL INCEPTION     1997-1       1997-2        1997-3        1997-4
                   ----------------------------------------------------------------------------------
                               1                        --      515,954        609,201       402,972
                               2                 1,499,056    1,631,017      2,042,757
                               3                   858,311    3,930,423      4,498,266
                               4                 3,760,775    5,399,570      8,546,414
                               5                 5,220,385    7,293,855
                               6                 5,849,574    9,790,731
                               7                 6,777,961   11,933,526
                               8                 8,078,783
                               9                 8,475,207
                               10                9,911,115

                           DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
                   --------------------------------------------------------------------------------------------------
                   MONTHS FROM POOL INCEPTION     1997-1       1997-2        1997-3        1997-4          AVERAGE
                   --------------------------------------------------------------------------------------------------
                               1                   0.00%        0.43%          0.47%         0.34%           0.31%
                               2                   1.94%        1.36%          1.21%                         1.50%
                               3                   1.12%        3.29%          2.67%                         2.36%
                               4                   4.96%        4.54%          5.12%                         4.87%
                               5                   6.92%        6.22%                                        6.57%
                               6                   7.84%        8.45%                                        8.14%
                               7                   9.27%       10.51%                                        9.89%
                               8                  11.18%                                                    11.18%
                               9                  11.88%                                                    11.88%
                               10                 14.12%                                                    14.12%

                       ACTUAL HISTORICAL
                        PREPAYMENT SPEED          11 CPR         9 CPR         5 CPR           N/A


                  The following sets forth the static pool analysis for delinquencies by quarter in the Small Business Loan Division's securitized pools.





                                            CURRENT PRINCIPAL BALANCE
                   ----------------------------------------------------------------------------
                          MONTHS FROM
                         POOL INCEPTION           1995-1          1996-1           1997-1
                   ----------------------------------------------------------------------------
                               1                   16,728,904      12,835,117       19,635,971
                               4                   16,293,396      17,198,763
                               7                   15,292,515      17,128,785
                               10                  14,816,770      16,850,017
                               13                  14,147,481      15,768,712
                               16                  13,214,217
                               19                  11,685,931
                               22                  11,367,569
                               25                  10,932,915
                               28                  10,043,467
                               31                  9,263,383





                                             DELINQUENCIES > 30 DAYS
                   ----------------------------------------------------------------------------
                          MONTHS FROM
                         POOL INCEPTION           1995-1          1996-1           1997-1
                   ----------------------------------------------------------------------------
                               1                      388,110          69,463          474,946
                               4                    1,504,537         320,625
                               7                    1,230,648       2,275,021
                               10                   1,160,321       1,602,343
                               13                   1,399,070       1,058,535
                               16                   1,198,855
                               19                     999,427
                               22                     791,103
                               25                     582,389
                               28                     349,993
                               31                     383,049

                DELINQUENCIES > 30 DAYS AS A % OF CURRENT BALANCE
                   ------------------------------------------------------------------------------------------
                          MONTHS FROM
                         POOL INCEPTION           1995-1          1996-1           1997-1         AVERAGE
                   ------------------------------------------------------------------------------------------
                               1                        2.32%           0.54%            2.42%         1.76%
                               4                        9.23%           1.86%                          5.55%
                               7                        8.05%          13.28%                         10.66%
                               10                       7.83%           9.51%                          8.67%
                               13                       9.89%           6.71%                          8.30%
                               16                       9.07%                                          9.07%
                               19                       8.55%                                          8.55%
                               22                       6.96%                                          6.96%
                               25                       5.33%                                          5.33%
                               28                       3.48%                                          3.48%
                               31                       4.14%                                          4.14%

                       ACTUAL HISTORICAL
                        PREPAYMENT SPEED               13 CPR           8 CPR              N/A


                  The following table sets forth the Company's allowance for credit losses on the managed portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.



                                                                               At and For the Year Ended December 31,
                                                                               --------------------------------------
                                                                                  1997           1996         1995
                                                                                ----------     ---------    ---------
ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS (1):
         Mortgage Loan Division                                                    1.98%         0.80%        0.93%
         Small Business Loan Division                                              6.76          3.84         4.50
         Auto Loan Division                                                        7.58          6.45         4.03
                  Total  allowance  for  credit  losses as a % of  serviced        2.60          2.02         2.03
loans

NET CHARGE-OFFS AS A % OF AVERAGE SERVICED LOANS (2):
         Mortgage Loan Division                                                    0.32          0.81         1.04
         Small Business Loan Division                                              2.74          2.71         1.43
         Auto Loan Division                                                       17.17          9.65         3.68
                  Total net charge-offs as a  % of  total serviced loans           1.38          2.47         1.43

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF SERVICED LOANS (1):
         Mortgage Loan Division                                                    8.00          7.26        14.43
         Small Business Loan Division                                              4.17          7.92         9.69
         Auto Loan Division                                                        9.41         17.09        12.83
                  Total loans receivable past due 30 days or more as a
                  % of total serviced loans                                        7.66          8.41        13.31

TOTAL ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS PAST DUE
   90 DAYS OR MORE (1)                                                            94.33%        88.71%       73.21%


     (1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

     (2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996 and 1997 averages are calculated based on the daily averages for Small Business Loan Division and Auto Loan Division and monthly averages for the Mortgage Loan Division (rather than the beginning and ending balances).

                  Over the last several years, and more acutely in 1997, the Company has expanded rapidly. The reduction to net charge-offs and loans past due as a percentage of total serviced mortgage loans is due, in part, to the increased origination volume. The Company anticipates that its total charge-offs and delinquencies will generally be higher than they were at December 31, 1997 as the portfolio becomes more seasoned.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are cash flow from operations, sales of the loans it originates and purchases, proceeds from the sale of CII Notes, borrowings under the Credit Facilities and proceeds from securitization of loans. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

                  Shareholders' equity increased to $63.4 million at December 31, 1997 from $46.6 million at December 31, 1996, and from $9.9 million at December 31, 1995. Each of these increases resulted principally from the retention of income by the Company and, for 1997, the issuance of 494,000 additional shares of common stock at a value of $5.2 million related to the acquisition of the 87% of RRV that the Company did not already own, and for 1996, a public stock offering with proceeds of $26.1 million.

                  Cash and cash equivalents were $7.6 million at December 31, 1997, $1.3 million at December 31, 1996, and $1.3 million at December 31, 1995. Cash used in operating activities increased to $137.1 million for the year ended December 31, 1997, from $78.5 million for the year ended ended December 31, 1996; cash used in investing activities increased to $20.8 million for the year ended December 31, 1997, from cash provided by investing activities of $12.2 million for the year ended ended December 31, 1996; and cash provided by financing activities increased to $164.2 million for the year ended December 31, 1997, from $66.3 million for the year ended ended December 31, 1996. The increase in cash used in operations was due principally to the increase in loan originations during 1997. Cash used in investing activities was principally for the net increase in loans originated for investment purposes. The increase in cash provided by financing activities was due principally to the receipt of approximately $120.6 million in proceeds from the offering of the Company's Senior Notes due 2004 completed in September of 1997. At December 31, 1997, the Company's credit facilities ("Credit Facilities") were comprised principally of credit facilities of $395.0 million for the mortgage loan division (the "Mortgage Loan Division Facility") and credit facilities of $50.0 million for the small business loan division (the "Small Business Loan Division Facility"). Based on the borrowing base limitations contained in the Credit Facilities, at December 31, 1997, the Company had aggregate outstanding borrowings of $63.1 million and aggregate borrowing availability of $55.8 million under the Mortgage Loan Division Facility and aggregate outstanding borrowings of $14.5 million and aggregate borrowing availability of $13.0 million under the Small Business Loan Division Facility. Total Company borrowings and availabilty at December 31, 1997 under the Credit Facilities were $77.6 million and $68.8 million, respectively. The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at variable rates, ranging from Fed Funds plus 1.875% to the bank's prime rate. The Credit Facilities have original terms ranging from three months to three years and are renewable upon the mutual agreement of the Company and the respective lender.

                  The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, borrowing base calculations and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Company believes that it is currently in substantial compliance with the loan covenants. In instances where the Company is not in compliance with such covenants, the Company has obtained a waiver of noncompliance from the bank.

                  During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement requires, among other matters, a maximum ratio of total liabilities to tangible net worth, limitations on the amount of capital expenditures, and restrictions on the payment of dividends. At December 31, 1997, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

                  CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At December 31, 1997, CII had an aggregate of $115.4 million of senior notes outstanding bearing a weighted average interest rate of 7.7%, and an aggregate of $18.9 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The senior notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division Credit Facility. The senior notes rank PARI PASSU with the senior unsecured debt of the Company. Substantially all of the CII Notes have one year maturities.

                  The Company has enhanced its management information systems during 1997, as well as incurring additional other capital expenditures, including the purchase of a 100,000 square foot building in late 1997 in Greenville, South Carolina to facilitate the growth in the Mortgage Loan Division. The Company expects to incur additional capital expenditures in 1998 for improvements to this building, additional Management Information Systems improvements, and other capital additions.

LOAN SALES AND SECURITIZATIONS

                  The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a minority of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens and loans originated through Strategic Alliance Mortgage Bankers, and all of its SBA Loan Participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second mortgage loans can be successfully sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1997 and 1996, the Company had retained $69.8 million and $28.1 million, respectively, of second mortgage loans on its balance sheet. During 1997, 1996 and 1995, the Company sold $435.3 million, $284.8 million and $127.6 million, respectively, of Mortgage Loans and $41.2 million, $33.1 million, and $25.4 million, respectively, of SBA Loan Participations.

                  On a quarterly basis in 1997, the Company securitized substantial amounts of its Mortgage Loans, totaling $487.6 million. Since 1995, the Company has securitized $54.2 million of loans representing the unguaranteed portions of the SBA Loans and $16.1 million of Auto Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its Mortgage Loan and SBA Loan securitizations, the Company has retained subordinate certificates and interest-only and residual certificates representing residual interests in the trusts. These subordinate and residual interests totaled approximately $63.2 million, net of allowances, at December 31, 1997.

                  A new securitization structure was completed for the fourth quarter Mortgage Loan securitization. This structure utilizes a real estate investment trust ("REIT") and allows sales treatment for financial reporting purposes, but debt treatment for tax purposes. Accordingly, this structure eliminates current taxes payable on the book gain, while maintaining the structural efficiency of tranching, previously only available through a real estate mortgage investment conduit ("REMIC") transaction. Additionally, under this structure, the Company has distributed .46% ownership in the REIT to a certain class of employees, with an initial value of approximately $62,000.

                  In securitizations, the Company sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates (as "Interest-Only Strip Securities," "Investment in Asset-backed Securities" and "Restricted Cash"), and are aggregated and reported on the income statement as gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge losses (gains).

                  The Company retains the right to service loans it securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum on mortgage loans and 0.40% per annum on SBA loans) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds.

                  The following sets forth facts and assumptions used by the Company in arriving at the valuation of the interest-only strip securities and asset-backed securities relating to its Mortgage Loan securitizations at December 31, 1997:



                                                     1ST QTR.            2ND QTR.            3RD QTR.             4TH QTR.
                                                       1997                1997                1997                 1997
                                                  ----------------    ---------------     ----------------     ----------------
Loans securitized                                     $77,526,090       $121,214,000         $131,121,432         $157,779,083
Average stated principal balance                           63,288             63,190               68,328               66,039
Weighted average coupon on loans                           11.01%             10.80%               11.19%               11.20%
Weighted average original term to stated               209 months         200 months           200 months           202 months
maturity
Weighted average LTV                                        80.62              75.94                77.38                76.25
% of first mortgage loans                                  100.00             100.00               100.00               100.00
% secured by primary residence                              98.60              98.80                96.19                97.04
Weighted average pass-through rate
to                                                           7.40               7.06                 6.99                 6.86
bondholders
Spread of pass-through rate over comparable
Treasury rate                                                0.89               0.78                 0.81                 1.00
Estimated annual losses                                      0.60               0.60                 0.60                 0.60
Ramp period for losses                                  12 months          12 months            12 months            12 months
Cumulative losses as a % of original UPB                     2.33               2.24                 2.18                 2.21
Annual servicing fee                                         0.50               0.50                 0.50                 0.50
Servicing asset                                              0.10               0.10                 0.10                 0.10
Discount rate implicit in cash flow
before overcollateralization                                26.00              22.00                20.00                20.00
Discount rate applied to cash flow after
overcollateralization                                       12.00              12.00                12.00                12.00
Prepayment speed:
   Initial CPR (1)                                          0 CPR              0 CPR                0 CPR                0 CPR
   Peak CPR (1)                                            20 CPR             20 CPR               20 CPR               20 CPR
   Tail CPR (1)                                         18/16 CPR          18/16 CPR            18/16 CPR            18/16 CPR
   CPR ramp period (1)                                  12 months          12 months            12 months            12 months
   CPR peak period (1)                                  24 months          24 months            24 months            24 months
   CPR tail begins (1)                               37/49 months       37/49 months         37/49 months         37/49 months
Annual wrap fee and trustee fee                            0.285%             0.205%               0.195%               0.187%
Initial overcollateralization required (2)                   3.25               0.00                 0.00                 0.00
Final overcollateralization required (2)                     6.50               3.75                 3.75                 3.75


         (1) CPR represents an industry standard of calculating prepayment speeds and refers to Constant Prepayment Rate. The Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. Typically, high LTV loans (approximately 2/3 of the loans in the Company's securitization transactions) are priced at a slower CPR than traditional home equity loans (22 to 25 CPR) and are expected to have less prepayment volatility under changing interest-rate scenarios.

         (2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

                  Each of the Company's Mortgage Loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's"). The Company plans to continue to complete the quarterly securitization of a substantial portion of its Mortgage Loans, principally because the Company believes that securitization is potentially more profitable than whole loan sales and because the Company (as servicer) wants to maintain the relationship with its loan customers. However, the Company may alter this strategy based on cash flow requirements.

                  The Company expects to begin receiving Excess Cash Flow on its Mortgage Loan securitizations approximately 16 months from the date of securitization, although this time period may be shorter or longer depending upon the securitization structure and performance of the loans securitized. Prior to such time, the monoline insurer requires a reserve provision to be created within the securitization trust which uses Excess Cash Flow to retire the securitization bond debt until the spread between the outstanding principal balance of the loans in the securitization trust and the securitization bond debt equals a specified percentage (depending on the structure of the securitization) of the initial securitization principal balance (the "overcollateralization limit"). Once this overcollateralization limit is met, excess cash flows are distributed to the Company. The Company begins to receive regular monthly servicing fees in the month following securitization.

                  The Company originally used 50 basis points annual losses on its first three mortgage securitization transactions, but in the fourth quarter of 1997, changed its loss assumption to 60 basis points per annum as a result of projected higher than anticipated delinquencies within the securitization pools. The Company also modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 20 CPR, up from the deals' pricing speeds of 18 HEP on the first two deals and 17 HEP on the second two securitizations. Actual prepayment speeds have been running below these assumptions, and the trusts have experienced virtually no losses to date. The impact in the fourth quarter of the changes in these assumptions was to reduce fair value of these residual interests by $1.6 million. These changes were the result of the Company's attempt to refine the modeling of the anticipated cash flows to better match expected future cash flows.

                  The following sets forth facts and assumptions used by the Company in arriving at the valuation of the interest-only strip securities, asset-backed securities and restricted cash relating to its unguaranteed SBA Loan securitizations at December 31, 1997:


                                                         JUNE              NOVEMBER            JANUARY            DECEMBER
                                                         1995                1996                1997               1997
                                                    ---------------    -----------------    ---------------    ---------------
Loans securitized                                     $ 17,063,377         $ 12,850,743        $ 4,626,031       $ 19,659,945
Average stated principal balance                            65,377              152,985            210,274            225,976
Weighted average spread over Wall Street
Journal Prime Rate                                           2.71%                2.70%              2.66%              2.48%
Weighted average original term to stated
maturity                                                198 months           258 months         256 months         259 months
Weighted average LTV                                           55%                  63%                62%                67%
Spread under prime rate                                      1.35%                1.80%              1.80%              2.00%
Estimated annual losses                                      2.25%                1.25%              1.25%              1.25%
Annual servicing fee                                         0.40%                0.40%              0.40%              0.40%
Discount rate applied to cash flow after
spread account                                              10.50%               10.50%             10.50%             10.50%
Prepayment speed:
   Initial CPR                                               0 CPR                0 CPR              0 CPR              0 CPR
   Peak CPR                                                 15 CPR               12 CPR             12 CPR             12 CPR
   Tail CPR                                                 14 CPR               11 CPR             11 CPR             11 CPR
   CPR ramp period                                       12 months            12 months          12 months          12 months
   CPR peak period                                       36 months            36 months          36 months          36 months
   CPR tail begins                                       37 months            37 months          37 months          37 months
Annual trustee fee                                         $ 8,000              $ 8,000            $ 8,000            $ 8,000
Initial spread account required                                 2%                   2%                 2%                 2%
Final spread account required                                   4%                   4%                 4%                 6%
Subordinate piece retained                                     10%                   9%                 9%                10%

                  The gains recognized into income resulting from securitization transactions vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable.

                  The Company assesses the carrying value of its interest-only strip securities and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, interest-only strip securities, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's interest-only strip securities and/or servicing assets may be decreased through a charge against earnings in the period management recognizes the disparity.

ACCOUNTING CONSIDERATIONS

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

                  During 1997, the Company eliminated its valuation allowance against its deferred tax asset, resulting in a net deferred tax asset of $4.2 million at December 31, 1997. Management based the decision to eliminate the valuation based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. This resulted in the Company recognizing a deferred tax benefit for 1997 of $3.8 million. The Company had a federal NOL of approximately $13.0 million remaining at December 31, 1997.


HEDGING ACTIVITIES

                  The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and employs a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy currently includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on securitized loan sales earned by the Company.

IMPACT OF INFLATION

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

YEAR 2000

                  A critical issue has emerged in the financial community and for businesses in general regarding whether existing computer programs and systems, many of which were designed to recognize only two digits in the date field, can be modified in time to accommodate four digits in the date field as is necessary to properly distinguish dates on and after January 1, 2000 from dates between January 1, 1900 and December 31, 1999. The upcoming change in the century is expected to cause many computer applications to create erroneous results or fail completely if the problem is not corrected. The Company has established a Year 2000 team to oversee the identification, correction, reprogramming and testing of the systems and software applications used by the Company and the companies with which it interacts electronically for Year 2000 compliance as well as to identify other possible risks associated with the Year 2000 problem. The Company has hired a Year 2000 coordinator to head this project. The Company has completed a hardware, software and vendor interface inventory to identify all components for testing. It is in the process of replacing and modifying noncompliant systems of which it is aware. The Company has sent letters to vendors to request information on Year 2000 compliance and testing arrangements. A formal test plan is being refined and the Company currently plans to test its systems prior to December 31, 1998. Testing of internally developed software has begun.

                  A risk assessment is being developed by the Year 2000 team as part of the project. This assessment is expected to be completed by July 1, 1998. Although the Company has not yet fully evaluated the cost of modifying and replacing its systems aimed at achieving Year 2000 compliance, such costs are not currently expected to be material to the Company's results of operations and liquidity. The inability of the Company or the parties with whom it electronically interacts to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on its financial condition.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT

                  The information required by Item 10 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by Item 11 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

                  The information required by Item 12 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a)       Documents filed as part of Report.

                           1.   FINANCIAL STATEMENTS FOR EMERGENT GROUP, INC.:

                           The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

                           2. FINANCIAL STATEMENTS FOR STERLING LENDING CORPORATION, A MAJORITY-OWNED SUBSIDIARY OF EMERGENT GROUP, INC.:

                           The financial statements are listed in the index to Consolidated Financial Statements beginning on page F-54 of this Report.

                           3.   FINANCIAL STATEMENT SCHEDULES:

                           Not applicable.

                           4.   EXHIBITS:

                           The exhibits are listed on the Exhibit Index attached hereto.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                1997 REPORT ON CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS
                                                                          Page

Independent Auditors' Report  ...........................................  F-2

Audited Consolidated Financial Statements
         Consolidated Balance Sheets.....................................  F-3
         Consolidated Statements of Income...............................  F-5
         Consolidated Statements of Shareholders' Equity.................  F-6
         Consolidated Statements of Cash Flows...........................  F-7
         Notes to Consolidated Financial Statements .....................  F-8

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
EMERGENT GROUP, INC. AND SUBSIDIARIES
Greenville, South Carolina


           We have audited the accompanying consolidated balance sheets of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of EMERGENT GROUP, INC. AND SUBSIDIARIES for the year ended December 31, 1995, were audited by other auditors whose report dated January 31, 1996, expressed an unqualified opinion on those statements.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMERGENT GROUP, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
----------------------------------
Greenville, SC
February 27, 1998

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                               -------------------------------
                                                                                                   1997             1996
                                                                                               -------------    --------------
                                           ASSETS                                                      (In thousands)
Cash and cash equivalents                                                                      $      7,561      $      1,276
Restricted cash                                                                                       2,323             5,319
Loans receivable:
   Loans receivable held for investment                                                             100,379            67,050
   Loans receivable held for sale                                                                   197,236           122,482
                                                                                               -------------    --------------
      Total loans receivable                                                                        297,615           189,532
   Less allowance for credit losses on loans                                                         (6,528)           (3,084)
   Less unearned discount, dealer reserves, and deferred loan costs                                  (2,658)           (1,419)
                                                                                               -------------    --------------
         Net loans receivable                                                                       288,429           185,029

Other receivables:
   Income taxes receivable                                                                            1,029                --
   Accrued interest receivable                                                                        4,407             2,087
   Other receivables                                                                                  9,651             4,459
                                                                                               -------------    --------------
        Total other receivables                                                                      15,087             6,546
Investment in asset-backed securities                                                                16,439             3,581
Interest-only strip securities                                                                       44,440             4,315
Net property and equipment                                                                           18,080             7,177
Excess of cost over net assets of acquired businesses, net of accumulated amortization of
$978 in 1997 and $781 in 1996                                                                         2,874             2,722
Real estate and personal property acquired through foreclosure                                        3,295             4,720
Other assets                                                                                         17,624             3,464
                                                                                               -------------    --------------
TOTAL ASSETS                                                                                   $    416,152      $    224,149
                                                                                               =============    ==============

                                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                               -------------------------------
                                                                                                   1997             1996
                                                                                               -------------    --------------
                            LIABILITIES AND SHAREHOLDER'S EQUITY                                       (In thousands)
Liabilities:
   Warehouse lines of credit                                                                   $     77,605      $     55,494

   Investor savings:
        Notes payable to investors                                                                  115,368            97,987
        Subordinated debentures                                                                      18,947            16,115
                                                                                               -------------    --------------
           Total investor savings                                                                   134,315           114,102

   Senior unsecured debt                                                                            125,000                --

   Accounts payable and accrued liabilities                                                           6,517             3,958
   Remittances payable                                                                                4,591             3,519
   Accrued interest payable                                                                           4,750               597
                                                                                               -------------    --------------
        Total other liabilities                                                                      15,858             8,074
                                                                                               -------------    --------------

Total liabilities                                                                                   352,778           177,670

Minority interest                                                                                        --              (156)
Commitments and contingencies

Shareholders' equity:
   Common stock, par value $.05 per share - authorized 100,000,000 shares in 1997 and
      30,000,000 shares in 1996, issued and outstanding 9,686,477 shares in 1997 and
      9,141,131 shares in 1996                                                                          484               457
   Capital in excess of par value                                                                    38,609            33,150
   Retained earnings                                                                                 24,281            13,028
                                                                                               -------------    --------------
Total shareholders' equity                                                                           63,374            46,635
                                                                                               -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $    416,152      $    224,149
                                                                                               =============    ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------------
                                                                            1997               1996                1995
                                                                       ---------------    ----------------    ----------------
                                                                                 (In thousands, except share data)
REVENUES:
   Interest income                                                     $       34,008      $       17,908     $        15,193
   Servicing income                                                             8,514               3,274                 446
   Gain on sale of loans:
     Cash gain on sale of loans                                                14,153              20,862               7,963
     Non-cash gain on sale of loans                                            38,675               2,953               1,206
     Loan fee income                                                           30,207               4,150                 586
                                                                       ---------------    ----------------    ----------------
       Total gain on sale of loans                                             83,035              27,965               9,755

   Other revenues                                                               1,399               1,241                 884
                                                                       ---------------    ----------------    ----------------
       Total revenues                                                         126,956              50,388              26,278
                                                                       ---------------    ----------------    ----------------

EXPENSES:
   Interest                                                                    25,133              11,021               8,527
   Provision for credit losses                                                 10,030               5,416               2,480
   Salaries, wages and employee benefits                                       48,044              13,663               5,691
   Business development costs                                                   7,486               1,603                 653
   Other general and administrative expense                                    28,754               8,224               4,075
                                                                       ---------------    ----------------    ----------------
       Total expenses                                                         119,447              39,927              21,426
                                                                       ---------------    ----------------    ----------------

       Income from continuing operations before income taxes and
            minority interest                                                   7,509              10,461               4,852
Provision (benefit) for income taxes                                           (3,900)                718                 190
                                                                       ---------------    ----------------    ----------------

       Income from continuing operations before minority interest              11,409               9,743               4,662
Minority interest in (earnings) loss of subsidiaries                             (156)                352                 (81)
                                                                       ---------------    ----------------    ----------------
       Income from continuing operations                                       11,253              10,095               4,581
Discontinued transportation and apparel manufacturing segments:
   Loss from operations, net of income tax                                         --                  --               1,573
   Loss on disposal of segments, net of income tax                                 --                  --               2,351
                                                                       ---------------    ----------------    ----------------
                                                                                   --                  --               3,924
                                                                       ===============    ================    ================
       NET INCOME                                                      $       11,253      $       10,095     $           657
                                                                       ===============    ================    ================
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Continuing operations                                               $         1.20      $         1.47     $          0.71
   Discontinued operations                                                         --                  --               (0.61)
                                                                       ===============    ================    ================
       NET INCOME                                                      $         1.20      $         1.47     $          0.10
                                                                       ===============    ================    ================
Basic weighted average shares outstanding                                   9,406,221           6,852,420           6,464,582
                                                                       ===============    ================    ================
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Continuing operations                                               $         1.17      $         1.42     $          0.69
   Discontinued operations                                                         --                  --               (0.59)
                                                                       ===============    ================    ================
       NET INCOME                                                      $         1.17      $         1.42     $          0.10
                                                                       ===============    ================    ================
Diluted weighted average shares outstanding                                 9,598,811           7,099,874           6,668,192
                                                                       ===============    ================    ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                  Class A
                                   Common Stock                 Common Stock
                             -------------------------  -----------------------------
                                                                                       Capital in
                                Shares                  Shares Issued                   Excess of     Retained
                                Issued       Amount                        Amount       Par Value     Earnings        Total
                             -------------  ----------  ---------------  ------------  ------------  ------------   -----------
                                                             (In thousands, except share data)
Balance at December 31, 1994      200,575   $      10        9,803,438   $       490   $     6,924    $    2,276    $    9,700
   Shares issued:
     Formerly held by subsidiary       --          --           24,700             1            15            --            16
     Purchased through tender
       offer                      (19,377)         (1)        (467,288)          (23)         (535)           --          (559)
     Retired through reverse
       stock split               (121,204)         (6)      (6,242,275)         (312)          309            --            (9)
     Exercise of stock options        506          --           19,662             1            79            --            80
     Two for one stock split
      in the form of a stock
       dividend                    60,500           3        3,138,237           157          (160)           --            --
   Net income                          --          --               --            --            --           657           657
                             -------------  ----------  ---------------  ------------  ------------  ------------   -----------

Balance at December 31, 1995      121,000           6        6,276,474           314         6,632         2,933         9,885
   Shares issued:
     Exercise of stock options      2,026          --          110,668             5           156            --           161
     Conversion  of  Class A
     Common Stock to Common
       Stock                    6,387,142         319       (6,387,142)         (319)           --            --            --
     Exercise of stock
       warrants                   111,932           6               --            --           288            --           294
     Issuance of Common Stock   2,519,031         126               --            --        26,074            --        26,200
   Net income                          --          --               --            --            --        10,095        10,095
                             -------------  ----------  ---------------  ------------  ------------  ------------   -----------
Balance at December 31, 1996    9,141,131         457               --            --        33,150        13,028        46,635
   Shares issued:
     Exercise of stock options     40,667           2               --            --           227            --           229
     Exercise of restricted
       stock options                2,900          --               --            --            --            --            --
     Employee Stock Purchase
       Plan                         7,534          --               --            --            67            --            67
     Purchase of Reedy
       River Ventures LP          494,195          25               --            --         5,164            --         5,189
     Other shares issued               50          --               --            --             1            --             1
   Net income                          --          --               --            --            --        11,253        11,253
                             -------------  ----------  ---------------  ------------  ------------  ------------   -----------
BALANCE AT DECEMBER 31, 1997    9,686,477   $     484               --   $        --   $    38,609    $   24,281    $   63,374
                             =============  ==========  ===============  ============  ============  ============   ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                          1997                 1996                1995
                                                                    ------------------    ----------------    ----------------
                                                                                         (In thousands)
OPERATING ACTIVITIES:
     Net income                                                      $         11,253      $       10,095     $           657
     Adjustments to reconcile net income to net cash
       provided by (used) in operating activities:
               Depreciation and amortization                                    2,691               1,334                 938
               Provision (benefit) for deferred income taxes                   (3,813)               (141)                 41
               Provision for credit losses                                     10,030               5,416               2,480
               Net (increase) decrease in deferred loan costs                  (1,573)                145                (171)
               Net increase (decrease) in unearned discount and
                 other deferrals                                                2,812                 665                (853)
               Loans originated with intent to sell                        (1,140,333)           (387,600)           (173,985)
               Proceeds from loans sold                                       517,803             271,858             144,861
               Proceeds from securitization of loans                          509,781              30,128              15,357
               Other                                                             (902)             (1,481)                125
               Changes in operating assets and liabilities
                 (increasing) decreasing cash                                 (44,850)              8,897                 374
                                                                    -------------------    ---------------    ----------------
                         Net cash used in operating activities       $       (137,101)     $      (78,478)    $       (10,176)
                                                                    -------------------    ---------------    ----------------

INVESTING ACTIVITIES:
     Loans originated for investment purposes                       $         (133,188)    $      (49,173)    $       (74,363)
     Principal collections on loans not sold                                   128,552             61,868              50,329
     Principal collections on asset-backed securities                            1,123                933                 177
     Increase in overcollateralization within asset-backed
       securities                                                              (10,311)                --                  --
     Proceeds from sale of real estate and personal property
       acquired through foreclosure                                              6,652              3,383               3,401
     Purchase of property and equipment                                        (13,222)            (4,894)             (1,732)
     Other                                                                        (382)                76              (1,034)
                                                                    -------------------    ---------------    ----------------
     Net cash provided by (used in) investing activities                       (20,776)            12,193             (23,222)
                                                                    -------------------    ---------------    ----------------

FINANCING ACTIVITIES:
     Advances on warehouse lines of credit                                   1,139,815            509,118             179,381
     Payments on warehouse lines of credit                                  (1,117,704)          (485,257)           (164,989)
     Net increase in notes payable to investors                                 17,381             15,855              25,635
     Net increase (decrease) in subordinated debentures                          2,832                (70)             (4,812)
     Net proceeds from issuance of senior unsecured debt                       120,578                 --                  --
     Proceeds from issuance of additional common stock                           1,260             26,655                  52
     Other                                                                          --                 --                (887)
                                                                    -------------------    ---------------    ----------------
     Net cash provided by financing activities                                 164,162             66,301              34,380
                                                                    -------------------    ---------------    ----------------
     Net increase in cash and cash equivalents                                   6,285                 16                 982

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                              1,276              1,260                 278
                                                                    -------------------    ---------------    ----------------
  END OF YEAR                                                       $            7,561     $        1,276     $         1,260
                                                                    ===================    ===============    ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     EMERGENT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Emergent Group, Inc. and its subsidiaries ("EGI" or "the Company") are primarily engaged in the business of originating, selling, securitizing and servicing first and second residential mortgage loans, commercial loans partially guaranteed by the United States Small Business Administration ("SBA"), commercial loans collateralized by accounts receivable and inventory and mezzanine loans. The funds for these loans are obtained principally through the utilization of various bank warehouse lines of credit, proceeds from securitization of loans, and the issuance of senior unsecured debt, notes payable and subordinated debentures to investors.

Substantially all of the Company's loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are otherwise considered to be credit impaired by conventional lenders.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned except Sterling Lending Corporation ("Sterling Lending") which is 80% owned. Minority interest represents minority shareholders' proportionate share of the equity and earnings of Sterling Lending. All significant intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, anticipated prepayments on loans sold with servicing retained, valuation of real estate owned, assumptions used to value interest-only strip securities and determination of the allowance for credit losses.

ADOPTION OF NEW ACCOUNTING POLICIES

Effective January 1, 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 125, which supersedes SFAS No. 122 and SFAS No. 77. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING POLICIES (CONTINUED)

Securitization of a financial asset, a portion of a financial asset, or a pool of financial assets in which the transferor surrenders control over the assets transferred, is accounted for as a sale under certain circumstances. If the transfer does not qualify as a sale, the transferred assets will remain on the balance sheet and the proceeds raised will be accounted for as a secured borrowing with no gain or loss recognition. The Company's transfers of loans made in connection with its securitizations in 1997 qualify as sales under this pronouncement.

After the securitization of mortgage loans held for sale, the asset-backed securities retained by the Company (whether they are subordinate classes or interest-only or residual certificates) are classified as trading securities and reported at fair value under SFAS No. 125 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans without the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income (the excess of servicing revenues over servicing costs).

SFAS No. 125 also requires impairment evaluations of all amounts capitalized as servicing rights, including those purchased before the adoption of SFAS No. 125, based upon the fair value of the underlying servicing rights. The Company evaluates impairment by stratifying the pools based on date of securitization.

The continuing effects of SFAS No. 125 on the Company's financial position and results of operations will depend on several factors, including among other things, the amount of acquired or originated loans sold or securitized, the type, term and credit quality of loans and estimates of future prepayment rates.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Since 1995, the Company has securitized $16.1 million of automobile loans and $54.1 million of small business loans, with $24.3 million in small business loan securitizations in 1997. The small business loans represent the unguaranteed portion of SBA loans originated or purchased by the Company. These securitization transactions in 1995 and 1996 were accounted for under SFAS No. 77 and were reflected as sales under this pronouncement. In 1997, the Company began securitizing mortgage loans on a quarterly basis. Total mortgage loans securitized in 1997 was $487.6 million. The various securitizations have provided the Company with a source of additional funds.

In securitizations, the Company sells the loan that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees,
(iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates (as "Interest-Only Strip Securities," "Investment in Asset-backed Securities" and "Restricted Cash"), and are aggregated and reported in the consolidated statement of income as gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge losses (gains). The Company believes the assumptions it has used are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets and adjusts the recorded amounts to their estimated fair value.

The Company also sells on a whole loan basis a significant amount of its mortgage loans (servicing released), including substantially all of its mortgage loans secured by second liens and loans originated by strategic alliance mortgage brokers, and all of its SBA guaranteed loan participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans.

In addition to the gains recognized from securitizations and whole loan sales, the Company earns the net interest spread on loans receivable held in its portfolio, origination fees on its mortgage loans and servicing fees of 0.50% per annum on the mortgage loans, 0.40% per annum on the SBA loans and 3.00% per annum on the auto loans it services for others.

Interest income on loans receivable is recognized using the interest method. Net loan fees and insurance commissions are amortized into income over the life of the loan, using the interest method. Any unamortized net loan fees and insurance commissions are recognized into income at the time the loan is sold.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Under the terms of the Company's strategic alliance mortgage banker agreements, the Company provides funding and secondary marketing activities for its strategic alliance mortgage bankers ("Strategic Alliance Mortgage Banker"). In exchange, the Strategic Alliance Mortgage Bankers agree to provide the Company with all of their mortgage loan production that meets the Company's underwriting criteria. The premiums earned on the secondary market are then split between the Company and its Strategic Alliance Mortgage Banker. The terms of these agreements range from 2 to 5 years. In the event the Strategic Alliance Mortgage Banker terminates the agreement early, the contract generally provides for a termination fee equal to, at a minimum, all of the premium income received by the Strategic Alliance Mortgage Banker over the last twelve months. This termination fee is considered to be a recoupment of previously shared premiums, and accordingly is included in gain on sale of loans in the Statements of Income. For the year ended December 31, 1996, two Strategic Alliance Mortgage Bankers terminated their agreements early. Accordingly, the Company has recognized $7.3 million in gain on sale of loans in 1996 relating to these terminations. No gain on sale was recognized in 1997 related to terminations.

CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and maintains overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 1997 and 1996, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $5.3 million and $282,000, respectively. These investments were collateralized by U. S. Government securities pledged by the banks.

RESTRICTED CASH

The Company also maintains cash collateral and collection accounts with a trustee in connection with its securitizations totalling $2.3 million and $5.3 million at December 31, 1997 and 1996, respectively. These accounts are shown as restricted cash, and are invested in overnight investments or short-term U.S. Treasury securities.

LOANS RECEIVABLE

Loans receivable consist primarily of first and second residential mortgage loans, SBA loans, and asset-backed loans. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

Collateral is often taken to provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment and collateral liquidation a secondary source of repayment. The Company determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective creditworthiness of the customer, terms of the instrument and economic conditions.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES

LOANS RECEIVABLE (CONTINUED)

Interest income on loans receivable is recorded on an accrual basis as earned. Accrual of interest is generally discontinued when a loan is over 90 days past due and the collateral is determined to be inadequate or when foreclosure proceedings begin.

Loans receivable held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on loans receivable held for sale at December 31, 1997 and 1996.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors including delinquencies, current economic conditions, prior loan loss experience, the composition of the serviced loan portfolio, and management's estimate of anticipated credit losses. Loans, including those deemed impaired, are charged against the allowance at such time as they are determined to be uncollectible. Subsequent recoveries are credited to the allowance.

Management considers the year-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable. Actual results could differ from these estimates. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

ACCOUNTING FOR IMPAIRED LOANS

The Company assesses a specific allowance on impaired small business loans, by reviewing on a loan-by-loan basis each month, the risk characteristics of each loan. A general allowance is calculated on a monthly basis using the information described above.

A loan's impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to evaluate impaired loans based on the fair value of the collateral, since the majority of small business loans originated by the Company are collateral dependent. Interest income from impaired loans is recorded using the cash collection method.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired through foreclosure represents properties that have been acquired through actual foreclosures or deeds received in lieu of loan payments. These assets are recorded at the lower of the carrying value of the loans or the estimated fair value of the related real estate, net of estimated selling costs. The excess carrying value, if any, of the loan over the estimated fair value of the asset is charged to the allowance for credit losses upon transfer. Costs relating to the development and improvement of the properties are capitalized whereas those costs relating to holding the property are charged to expense.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment loss was recognized for continuing operations in any of the three years ended December 31, 1997.

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

REMITTANCES PAYABLE

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

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes arise principally from depreciation, unrealized gains on loans held for sale, certain securitization transactions, amortization of intangibles, allowances for credit losses, and net operating loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets.

MANAGEMENT FEES

The Company serves as investment manager for a venture capital fund for which it receives management fees. The Company recognizes the management fees on the accrual basis. These fees are included in other revenues.

ADVERTISING EXPENSE

Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs related to direct mailings are capitalized in accordance with Statement of Position 93-7 and amortized over a three-month period. Total expense recognized in 1997 for direct mailings was approximately $5.9 million and the total amount capitalized into other assets on the balance sheet at December 31, 1997 was $1.9 million.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company foreclosed on, or repossessed property used to collateralize loans receivable in the amount of $5.4 million, $4.5 million, and $4.0 million in 1997, 1996, and 1995, respectively.

The Company sold real estate held for sale by issuing loans to the buyers in the amount of $74,000, $40,000, and $689,000 in 1997, 1996, and 1995, respectively.

During 1997, the Company transferred approximately $30.0 million of loans receivable held for investment to loans receivable held for sale primarily in connection with the sale of the auto loan division.

The Company paid income taxes of $1.6 million, $322,000, and $267,000 in 1997, 1996, and 1995, respectively. The Company paid interest of $21.0 million, $11.0 million, and $8.4 million in 1997, 1996, and 1995, respectively.

RISK MANAGEMENT

The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and employs a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy currently includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on securitized loan sales earned by the Company. There were no open hedging positions at year-end.

EARNINGS PER SHARE

Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "EARNINGS PER SHARE". SFAS No. 128 replaces APB Opinon 15, "EARNINGS PER SHARE", and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options, which are computed using the treasury stock method.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

NOTE 2.  LOANS RECEIVABLE

The following is a summary of loans receivable by type of loan:

                                                                December 31,
                                                  ------------------------------------------
                                                          1997                  1996
                                                  -----------------         ----------------
                                                                (In thousands)
      Mortgage Loans:
         First mortgage residential property       $       152,371       $       107,246
         Second mortgage residential property               69,836                28,090
         Real estate loans on rental property                2,609                   894
         Construction loans                                  6,329                 5,038
                                                  -----------------    ------------------
           Total mortgage loans                            231,145               141,268
                                                  -----------------    ------------------
      Commercial Loans:
         Guaranteed portion of SBA loans                    10,732                 9,662
         Unguaranteed portion of SBA loans                   6,619                10,503
         Commercial loans secured by real estate             1,787                 2,253
         Asset-based commercial lending                     18,798                 6,967
         Mezzanine lending                                   7,250                    --
                                                  -----------------    ------------------
           Total commercial loans                           45,186                29,385
                                                  -----------------    ------------------
      Automobile loans                                      21,284                13,915
      Other loans                                               --                 4,964
                                                  -----------------    ------------------
           Total loans receivable                  $       297,615       $       189,532
                                                  =================    ==================


Included in the above table are notes receivable from related parties of $509,000 and $1.1 million at December 31, 1997 and 1996, respectively. Notes receivable from related parties included advances of $736,000 in 1996 and repayments of $560,000 and $30,000 in 1997 and 1996, respectively.

First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1997 and 1996 of approximately 11% and 12%, respectively.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  LOANS RECEIVABLE (CONTINUED)

Second mortgage residential loans have contractual maturities of 12 to 360 months with an average interest rate at both December 31, 1997 and 1996 of approximately 15%. Construction loans generally have contractual maturities of 12 months with an average interest rate at December 31, 1997 and 1996 of approximately 11%. SBA loans range in maturity from 7 years to 25 years depending on the use of proceeds. Interest rates on SBA loans are variable, adjusted on the first day of each calendar quarter and are generally prime plus 2.00-2.75%. The average interest rate at December 31, 1997 and 1996 for SBA loans approximated 11%. Asset-based loans generally are due on demand and had average interest rates at December 31, 1997 and 1996 of approximately 21% and 24%, respectively.

Mezzanine loans have maturities of 5 years and have average interest rates of approximately 13% at December 31, 1997. Automobile loans have maturities generally not exceeding 60 months with fixed interest rates averaging 26% in 1997 and 27% in 1996.

At December 31, 1997 and 1996, approximately $1.8 million (net of an allowance for impaired loans of $241,000) and $3.3 million (net of an allowance for impaired loans of $576,000), respectively, of loans receivable were impaired. Impaired loans are considered to be those loans for which it is probable that the Company will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events. The average impaired loan balance in 1997 was approximately $1,946,000, and the Company recognized into income approximately $173,000 in interest on these loans.

Loans sold and serviced for others at December 31, 1997 and 1996 were approximately $691.1 million and $119.5 million, respectively, and are not included in assets in the accompanying balance sheets.

The Company's serviced loan portfolio, including loans owned by the Company, consisted of the following at December 31, 1997 (in thousands).

                   Mortgage division                   $          768,556
                   Commercial division                            198,876
                   Auto division                                   21,284
                                                       ===================
                      Total serviced loan portfolio    $          988,716
                                                       ===================

At December 31, 1997, the Company's serviced mortgage loan portfolio by type of collateral is summarized as follows (in thousands):

                   First mortgage residential property    $         679,128             88.4 %
                   Second mortgage residential property              70,447              9.2
                   Real estate loans on rental property              12,652              1.6
                   Construction loans                                 6,329              0.8
                                                          -----------------      ---------------
                                                          $         768,556            100.0 %
                                                          ==================     ===============

Included in first mortgage residential property is $68.3 million related to loans, which are subserviced for others.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  LOANS RECEIVABLE (CONTINUED)

At December 31, 1997, the Company's serviced commercial loan portfolio consisted of loans to small businesses in the following industries (in thousands):

                   Limited service lodging    $     65,353        32.9%
                   Services                         45,485        22.9
                   Retail trade                     41,052        20.6
                   Manufacturing                    27,582        13.9
                   Wholesale distribution           11,457         5.7
                   Other                             7,947         4.0
                                            ===============   =============
                                               $   198,876       100.0%
                                            ===============   =============

The Company services loans in 40 states. South Carolina, North Carolina, and Florida serviced loans represent approximately 19%, 11%, and 10%, respectively, of the Company's total serviced loan portfolio at December 31, 1997. No other state represents more than 10% of total serviced loans.

An analysis of the allowance for credit losses is as follows:

                                                                  Years Ended December 31,
                                                -------------------------------------------------------------
                                                        1997                  1996                 1995
                                                ------------------    -----------------    ------------------
                                                                       (In thousands)

    Balance at beginning of year                 $          3,084      $         1,874     $           1,730
    Provision for credit losses                            10,030                5,416                 2,480
    Net charge offs                                        (5,166)              (2,494)               (1,563)
    Securitization transfers                               (1,420)              (1,712)                 (773)
                                                ------------------    -----------------    ------------------
    Balance at end of year                       $          6,528      $         3,084     $           1,874
                                                ==================    =================    ==================


As of December 31, 1997, 1996, and 1995, loans totaling $8.9 million, $4.9 million, and $5.1 million, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $809,000, $593,000, and $164,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  LOANS RECEIVABLE (CONTINUED)

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1997 related to these items is summarized below:

                                                      Contract Amount
                                                   ----------------------
                                                      (In thousands)
                   Loan commitments:
                      Approved loan commitments    $        77,653
                      Unadvanced portion of loans           22,640
                                                   ----------------------
                   Total loan commitments          $       100,293
                                                   ======================

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held is primarily residential property. Interest rates on loan commitments are a combination of fixed and variable.

Commitments outstanding at December 31, 1997 consist of adjustable rate commercial loans and fixed rate residential mortgage loans of $70,655 and $29,638, respectively, at rates ranging from 8% to 18%. Commitments to originate loans generally expire within 30 days to 60 days.

NOTE 3.   SECURITIZATION RESIDUAL ASSETS

In connection with its mortgage loan securitizations, SBA loan securitizations and sales, and auto loan securitization, the Company has retained interest-only strip securities, overcollateralization which is included in asset-backed securities and cash spread accounts which are included in restricted cash representing residual interests in the trusts. Collectively, these amounts represent the residual interests in the trusts. The following table sets forth the residual assets broken out by type for the periods indicated.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.   SECURITIZATION RESIDUAL ASSETS (CONTINUED)

                                                                              December 31,
                                                                 ---------------------------------------
                                                                         1997                  1996
                                                                 -----------------         -------------
                                                                             (In thousands)
    Net residual assets resulting from mortgage loan securitizations:
       Interest-only strip security                               $        34,941       $            --
       Investment in asset-backed securities                               11,653                    --
                                                                     -------------         -------------
                                                                           46,594                    --
    Net residual assets resulting from SBA loan securitizations:
       Interest-only strip security                                         9,126                 3,940
       Restricted cash                                                      2,220                 2,312
                                                                     -------------         -------------
                                                                           11,346                 6,252
    Net residual assets resulting from auto loan securitization:
       Investment in asset-backed securities                                   --                   752
       Restricted cash                                                         --                 3,007
                                                                     -------------         -------------
                                                                               --                 3,759
                                                                     -------------         -------------
    Total net residual assets resulting from loan
    securitizations                                                        57,940                10,011
    Net residual assets resulting from guaranteed portion of
    SBA loan sales                                                            373                   375
                                                                     -------------         -------------
    Total net residual assets                                     $        58,313       $        10,386
                                                                     =============         =============

NOTE 4.  INTEREST-ONLY STRIP SECURITIES

The following summarizes activity in the interest-only strip securities:

                                                                                  Years Ended December 31,
                                                                     ----------------------------------------------------
                                                                            1997              1996               1995
                                                                     --- -----------       -----------        -----------
                                                                                       (In thousands)

Gross balance, beginning of year                                      $       5,163     $       2,054      $       1,872
Gain on sale of loans                                                        57,516             4,770              1,095
Amortization against servicing revenues                                      (3,984)           (1,661)              (913)
                                                                     --- -----------    -- -----------     -- -----------
Gross balance, end of year                                                   58,695             5,163              2,054
Less allowance for losses on interest-only strip security                   (14,255)             (848)                --
                                                                     --- -----------    -- -----------     -- -----------
Interest-only strip security, net                                     $      44,440     $       4,315      $       2,054
                                                                     === ===========    == ===========     == ===========

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INTEREST-ONLY STRIP SECURITY (CONTINUED)

An analysis of the allowance for losses, which is embedded in the interest-only strip security, is as follows:

                                                Years Ended December 31,
                                         ---------------------------------------
                                                 1997                  1996
                                         ------------------    -----------------
                                                     (In thousands)

    Balance at beginning of year          $            848      $            --
    Anticipated losses net against gain             13,278                   --
    Net charge offs                                 (1,533)              (1,155)
    Transfer from loans receivable                   1,662                2,003
                                         ------------------    -----------------
    Balance at end of year                $         14,255      $           848
                                         ==================    =================


The allowance represents management's estimate of losses to be incurred over the life of the securitized pool.

NOTE 5.  INVESTMENT IN ASSET-BACKED SECURITIES

The activity in the investment in asset-backed securities is summarized as follows:

                                                                   Years Ended December 31,
                                                      ----------------------------------------------------
                                                             1997              1996               1995
                                                      ---------------   ---------------    ---------------
                                                                        (In thousands)
Gross balance, beginning of year                       $       3,935     $       1,638      $          --
Increase in overcollateralization on
mortgage securitization                                       10,311                --                 --
Transfer of loans                                              3,724             2,768              1,638
Collections, charge-offs, and other dispositions              (1,531)             (471)                --
                                                      ---------------    --------------     --------------
Gross balance, end of year                                    16,439             3,935              1,638
Less allowance for losses on asset-backed securities              --              (354)              (773)
                                                      ---------------    --------------     --------------
Investment in asset-backed securities, net             $      16,439     $       3,581      $         865
                                                      ===============    ==============     ==============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENT IN ASSET-BACKED SECURITIES (CONTINUED)

An analysis of the allowance for losses is as follows:

                                                               Years Ended December 31,
                                                        ---------------------------------------
                                                                1997                  1996                1995
                                                        ------------------    -----------------    ----------------
                                                                    (In thousands)

    Balance at beginning of year                         $            354      $           773     $            --
    Net charge offs                                                  (112)                (128)                 --
    Transfer from (to) loans receivable                              (242)                (291)                773
                                                        ------------------    -----------------    ----------------
    Balance at end of year                               $             --      $           354     $           773
                                                        ==================    =================    ================

NOTE 6.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                             December 31,
                                                ----------------------------------------
                                                       1997                 1996
                                                ----------------     -------------------
                                                            (In thousands)
          Land                                  $         1,247      $           279
          Buildings and leasehold improvements            6,106                1,279
          Equipment and computers                         8,792                4,345
          Furniture and fixtures                          5,318                2,766
          Vehicles                                          404                  206
                                                ----------------     ----------------
               Total property and equipment              21,867                8,875
          Less accumulated depreciation                  (3,787)              (1,698)
                                                ----------------     ----------------
               Net property and equipment       $        18,080      $         7,177
                                                ================     ================

Depreciation expense was $2.2 million, $901,000, and $769,000 in 1997, 1996, and 1995, respectively.

NOTE 7.  REAL ESTATE AND PERSONAL PROPERTY ACQUIRED THROUGH FORECLOSURE

An analysis of real estate and personal property acquired through foreclosure is as follows:

                                                          December 31,
                                             -------------------------------------
                                                    1997                 1996
                                             ----------------    -----------------
                                                         (In thousands)
          Balance at beginning of year       $         4,720      $         3,742
          Loan foreclosures and improvements           5,888                4,782
          Dispositions, net                           (7,313)              (3,804)
                                             ----------------     ----------------
          Balance at end of year             $         3,295      $         4,720
                                             ================     ================

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  OTHER ASSETS

Other assets consists of the following:

                                                   December 31,
                                      ----------------------------------------
                                             1997                 1996
                                      ----------------     -------------------
                                                  (In thousands)
          Debt origination costs      $         4,767      $           136
          Deferred income tax asset             4,151                  337
          Servicing asset                       1,468                   --
          Prepaid and other assets              7,238                2,991
                                      ----------------     ----------------
          Balance at end of year      $        17,624      $         3,464
                                      ================     ================

NOTE 9.  WAREHOUSE LINES OF CREDIT

Warehouse lines of credit are summarized as follows:

                                                                    December 31,
                                                      ----------------------------------------
                                                              1997                1996
                                                      -----------------    -------------------
                                                                   (In thousands)
       Warehouse lines of credit to mortgage
          subsidiaries                                 $        63,141     $        46,774
       Warehouse lines of credit to small business
          lending subsidiaries                                  14,464               8,720
                                                      -----------------    ----------------
                                                       $        77,605     $        55,494
                                                      =================    ================

The Company's mortgage lending subsidiaries have three different revolving credit agreements. Emergent Mortgage Corp. ("EMC") has a $200.0 million line of credit with interest at the Federal Funds Rate + 1.875% (7.41% at December 31, 1997) maturing on June 30, 1998. EMC has a second line of credit of $175.0 million with interest at LIBOR + 1.30% (7.12% at December 31, 1997) maturing June 30, 1998. Carolina Investors, Inc. ("CII") has a $20.0 million line of credit with interest at the Federal Funds Rate + 2.25% (7.78% at December 31, 1997) maturing on May 31, 1998. The lines of credit are collateralized by loans receivable. The agreements require, among other matters, a specified debt to net worth ratio, a minimum tangible net worth and limitations on the payment of dividends. The $200 million line of credit also limits loans and advances by EMC to the Company. At December 31, 1997, management believes the Company is in compliance with such restrictive covenants. In instances where the Company is not in compliance with such covenants, the Company has obtained a waiver of noncompliance from the bank. At December 31, 1997, based on available collateral, $55.8 million was available under these lines of credit.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  WAREHOUSE LINES OF CREDIT (CONTINUED)

The Company's small business lending subsidiaries may borrow up to a maximum of $50.0 million under various lines of credit with interest at the bank's prime rate (8.50% at December 31, 1997). The lines are limited to and collateralized by 100% of the outstanding balance of the guaranteed portion of SBA 7(a) loans, 80% of the outstanding balance of the unguaranteed portion of SBA 7(a) loans, 80% of asset-based loans, and 80% of SBA 504 loans as defined in the loan agreements. The agreements require, among other matters, minimum tangible net worth ratios, maximum ratios of total liabilities to tangible net worth, minimum interest coverage ratios, limitations on the amount of capital expenditures in any fiscal year, and restrictions on the payment of dividends. At December 31, 1997, management believes these subsidiaries were in compliance with such restrictive covenants. In instances where the Company is not in compliance with such covenants, the Company has obtained a waiver of noncompliance from the bank. At December 31, 1997, based on available collateral, $13.0 million was available under these lines of credit. These agreements mature on December 29, 2000.

   The auto lending subsidiaries paid off and terminated their warehouse lines of credit in 1997 in anticipation of their sale. See Note 23.

Annual aggregate maturities of notes payable at December 31, 1997 are as follows (in thousands):

                    1998                  $       63,141
                    1999                              --
                    2000                          14,464
                                          ---------------
                                          $       77,605
                                          ===============

NOTE 10.  INVESTOR SAVINGS

Investor savings are summarized as follows:
                                                 December 31,
                                    ----------------------------------------
                                            1997                1996
                                    -----------------    -------------------
                                                 (In thousands)

       Notes payable to investors    $       115,368     $        97,987
       Subordinated debentures                18,947              16,115
                                    -----------------    ----------------
                                     $       134,315     $       114,102
                                    =================    ================

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  INVESTOR SAVINGS (CONTINUED)

Notes payable to investors are issued by a subsidiary company, Carolina Investors, Inc. ("CII"), in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes mature from one to three years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 5% to 9%. At December 31, 1997 and 1996, the weighted average rate was 7.69% and 8.08%, respectively. The notes are subordinated to all bank debt, and are senior to the subordinated debentures.

Subordinated debentures are issued by CII in any denomination greater than $100 and are registered under the South Carolina Uniform Securities Act. The subordinated debentures mature one year from date of issuance and have interest rates of 5%. The debentures are subordinated to all bank debt, notes payable to investors, and senior unsecured debt.

At December 31, 1997 and 1996, notes payable to investors and subordinated debentures include an aggregate of approximately $26.3 million and $21.0 million, respectively, of individual investments exceeding $100,000.

The investor savings at December 31, 1997 mature as follows (in thousands):

           1998                 $        98,644
           1999                          35,671
                                ----------------
                                $       134,315
                                ================

NOTE 11.  SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

In September 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes require, among other matters, a maximum ratio of total liabilities to tangible net worth, limitations on the amount of capital expenditures, and restrictions on the payment of dividends. At December 31, 1997, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS (CONTINUED)

The following tables represent consolidating condensed financial data of the combined Subsidiary Guarantors. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information.

Investments in subsidiaries are accounted for by the Parent and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantor's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain sums in the following tables reflect immaterial rounding differences.

The Subsidiary Guarantors will consist of the following subsidiaries of the
Company:

     Emergent Mortgage Corp. (100% owned)
     Emergent Mortgage Corp. of Tennessee (100% owned)
     Carolina Investors, Inc. (100% owned)
     Sterling Lending Corporation (80% owned)
     Sterling Lending Insurance Agency, Inc. (100% owned)
     Emergent Business Capital, Inc. (100% owned)
     Emergent Commercial Mortgage, Inc. (100% owned)
     Emergent Financial Corp. (100% owned)
     Emergent Equity Advisors, Inc. (100% owned)
     The Loan Pro$, Inc. (100% owned)
     Premier Financial Services, Inc. (100% owned)

As of December 31, 1997, the Subsidiary Guarantors conduct all of the Company's operations other than its special purpose bankruptcy-remote securitization subsidiaries and its mezzanine lending operations performed through Reedy River Ventures Limited Partnership, a small business investment company.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                DECEMBER 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Combined
                                                            Combined         Non
                                                          Wholly-Owned   Wholly-Owned     Combined
                                           Parent          Guarantor      Guarantor    Non-Guarantor
                                            Company       Subsidiaries   Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                           -----------    -------------  ------------  --------------  -------------    ------------
                 ASSETS
Cash and cash equivalents                  $      713      $     6,411     $     263   $               $         --     $     7,561
                                                                                                 174
Restricted cash                                    --              103            --           2,220             --           2,323

Loans receivable:
   Loans receivable held for investment            --           93,129                         7,250             --         100,379
   Loans receivable held for sale                  --          187,911         9,325              --             --         197,236
   Notes receivable from affiliates            71,854           31,851            --              25       (103,730)             --
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
         Total loans receivable                71,854          312,891         9,325           7,275       (103,730)        297,615

   Less  allowance  for credit  losses on
      loans                                        --           (6,528)           --              --             --          (6,528)
   Less   unearned    discount,    dealer
      reserves, and deferrals
      net of deferred loan costs                   --           (2,466)         (368)           (192)            --          (2,658)
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
         Net loans receivable                  71,854          304,265         8,957           7,083       (103,730)        288,429

Other Receivables:
   Accrued interest receivable                     --            4,250            63              94             --           4,407
   Other receivables                            3,678            6,802           496              --           (296)         10,680
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
      Total other receivables                   3,678           11,052           559              94           (296)         15,087

Investment in subsidiaries                    108,854               --            --              --       (108,854)             --

Investment in asset-backed securities              --           10,139            --           6,300             --          16,439
Net interest-only strip security                   --           33,337            --          11,103             --          44,440
Net property and equipment                      1,666           15,086         1,328              --             --          18,080
Net  excess  of cost  over net  assets of
acquired businesses                                42            3,426            --             342           (936)          2,874
Real   estate   and   personal   property
acquired through foreclosure                       --            3,295            --              --             --           3,295
Other assets                                    8,545           10,324           207             237         (1,689)         17,624
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
TOTAL ASSETS                                  195,352          397,438        11,314          27,553       (215,505)        416,152
                                              ========        =========  =============    ===========     ==========       =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable to banks                          --           77,605            --              --             --          77,605

   Investor savings:
      Notes payable to investors                   --          115,368            --              --             --         115,368
      Subordinated debentures                      --           18,947            --              --             --          18,947
                                           -- --------    --- ---------  -------------- -- -----------  -- ----------   -- ---------
         Total investor savings                    --          134,315            --              --             --         134,315

   Senior unsecured debt                      125,000               --            --              --             --         125,000

   Accounts     payable    and    accrued
      liabilities                                 312            7,408           760              22         (1,985)          6,517
   Remittances payable                             --            4,591            --              --             --           4,591
   Accrued interest payable                     3,645            1,105            --              --             --           4,750
   Due to affiliates                            3,021               --            --           7,057        (10,078)             --
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
      Total other liabilities                   6,978           13,104           760           7,079        (12,063)         15,858

   Subordinated debt to affiliates                 --           63,969         9,544          16,829        (90,342)             --
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------

Total liabilities                             131,978          288,993        10,304          23,908       (102,405)        352,778

Shareholders' equity:
   Common stock                                   484            4,259            --              10         (4,269)            484
   Preferred stock                                 --            4,621         5,700              --        (10,321)             --
   Capital in excess of par value              38,609           64,570            --           3,102        (67,672)         38,609
   Retained earnings                           24,281           34,995        (4,690)            533        (30,838)         24,281
                                              --------    --- ---------  -------------    -----------     ----------       ---------
Total shareholders' equity                     63,374          108,455         1,010           3,645       (113,100)         63,374
                                           -- --------    --- ---------  ------------- -- -----------  -- ----------    -- ---------
TOTAL   LIABILITIES   AND   SHAREHOLDERS'
EQUITY                                     $  195,352      $   397,438    $   11,314   $      27,553   $   (215,505)    $   416,152
                                             ========        =========   =============   ===========     ==========       =========

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                DECEMBER 31, 1996
                                   (Unaudited)
                             (Dollars in thousands)


                                                                           Combined
                                                            Combined          Non
                                                          Wholly-owned   Wholly-Owned     Combined
                                           Parent          Guarantor       Guarantor    Non-Guarantor
                                            Company       Subsidiaries    Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                           -----------    -------------  -------------  --------------  -------------  ------------
                 ASSETS
Cash and cash equivalents                  $      192      $       958     $     126    $          --   $         --   $     1,276
Restricted cash                                    --               --            --            5,319             --         5,319

Loans receivable:
   Loans receivable                                --           67,050            --               --             --        67,050
   Mortgage loans held for sale                    --          122,482            --               --             --       122,482
   Notes receivable from affiliates             2,800            6,501            --               10         (9,311)           --
                                           -- --------    --- ---------  -------------- -- -----------  -- ----------  -- ---------
         Total loans receivable                 2,800          196,033            --               10         (9,311)      189,532

   Less  allowance  for credit  losses on
      loans                                        --           (3,084)           --               --             --        (3,084)
   Less   unearned    discount,    dealer
      reserves, and deferrals
      net of deferred loan costs                   --           (1,419)           --               --             --        (1,419)
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------
         Net loans receivable                   2,800          191,530            --               10         (9,311)      185,029

Other Receivables:
   Accrued interest receivable                     --            2,083            --                4             --         2,087
   Other receivables                               37            4,360            62               --             --         4,459
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------
      Total other receivables                      37            6,443            62                4             --         6,546

Investment in subsidiaries                     42,634               --            --               --        (42,634)           --

Net    investment    for     asset-backed
securities                                         --             (354)           --            3,935             --         3,581
Net interest-only strip security                   --            4,315            --               --             --         4,315
Net property and equipment                        526            6,289           362               --             --         7,177
Net  excess  of cost  over net  assets of
acquired businesses                                45            3,618            --               --           (941)        2,722
Real   estate   and   personal   property
acquired through foreclosure                       --            4,720            --               --             --         4,720
Other assets                                    1,311            1,851           302               --             --         3,464
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------
TOTAL ASSETS                                   47,545          219,370           852            9,268        (52,886)      224,149
                                              ========        =========   =============    ===========     ==========     =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable to banks                          --           55,494            --               --             --        55,494

   Investor savings:
      Notes payable to investors                   --           97,987            --               --             --        97,987
      Subordinated debentures                      --           16,115            --               --             --        16,115
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------
         Total investor savings                    --          114,102            --               --             --       114,102

   Accounts     payable    and    accrued
   liabilities                                    545            3,331            82               --             --         3,958
   Remittances payable                                           2,573            --              946             --         3,519
   Accrued interest payable                        --              597            --               --             --           597

   Due to affiliates                              365               --            --            8,312         (8,677)           --
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------
      Total other liabilities                     910            6,501            82            9,258         (8,677)        8,074

   Subordinated debt to affiliates                 --               --           634               --           (634)           --
                                           -- --------    --- ---------   ------------- -- -----------  -- ----------  -- ---------

Total liabilities                                 910          176,097           716            9,258         (9,311)      177,670

Minority interest                                  --               --            --               --           (156)         (156)

Shareholders' equity:
   Common stock                                   457            4,258            --               10         (4,268)          457
   Preferred stock                                 --              150         1,000               --         (1,150)           --
   Capital in excess of par value              33,150           16,280            --               --        (16,280)       33,150
   Retained earnings                           13,028           22,585          (864)              --        (21,721)       13,028
                                              --------        ---------   --------------   -----------     ----------     ---------
Total shareholders' equity                     46,635           43,273           136               10        (43,419)       46,635
                                           -- --------    --- ---------   --------------   -----------  -- ----------  -- ---------
TOTAL   LIABILITIES   AND   SHAREHOLDERS'
EQUITY                                     $   47,545      $   219,370      $    852    $       9,268   $    (52,886)  $   224,149
                                              ========        =========   ==============   ===========     ==========     =========

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        Combined
                                                          Combined         Non
                                                        Wholly-Owned   Wholly-Owned      Combined
                                            Parent        Guarantor      Guarantor     Non-Guarantor
                                            Company     Subsidiaries   Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                           -----------  ------------- -------------   --------------   -------------   -----------
REVENUES:
   Interest income                         $    2,620    $    33,753   $      50       $         423    $     (2,838)  $    34,008
   Servicing income                                --          8,514          --                  --              --         8,514
   Gain on sale of loans:
      Cash gain on sale of loans                   --         12,734       1,419                  --              --        14,153
      Non-cash gain on sale of loans               --         38,675          --                  --              --        38,675
      Loan fee income                              --         28,024       2,137                  46              --        30,207
                                           -- --------  --- ---------  ---------         -----------   -- ----------  -- ---------
          Total gain on sale of loans              --         79,433       3,556                  46              --        83,035

   Other revenues                                 253            923          11                 405            (193)        1,399
                                           -- --------  --- ---------  ---------         -----------   -- ----------  -- ---------

      Total revenues                            2,873        122,623       3,617                 874          (3,031)      126,956

EXPENSES:
   Interest                                     4,436         23,308         193                 203          (3,007)       25,133
   Provision for credit losses                     --         10,030          --                 --              --        10,030
   Salaries, wages and employee benefits        4,421         40,032       3,591                 --              --        48,044
   Business development costs                      25          7,206         255                 --              --         7,486
   Other   general   and   administrative
   expense                                     (5,026)        30,390       3,302                 116             (28)       28,754
                                              --------  --- ---------  ---------         -----------      ----------     ---------
      Total expenses                            3,856        110,966       7,341                 319          (3,035)      119,447
                                              --------      ---------  ---------         -----------      ----------     ---------

   Income before  income taxes,  minority
   interest, and equity  in  undistributed
   earnings of subsidiaries                     (983)         11,657      (3,724)                555               4         7,509
   Equity in  undistributed  earnings  of
   subsidiaries                                 8,302             --          --                  --          (8,302)           --
                                              --------      ---------  ---------         -----------      ----------     ---------
   Income   before   income   taxes   and
   minority interest                            7,319         11,657      (3,724)                555          (8,298)        7,509

   Provision (benefit) for income taxes:       (3,917)          (106)        101                  22              --        (3,900)
                                              --------      ---------  ---------         -----------      ----------     ---------
   Income before minority interest             11,236         11,763      (3,825)                533          (8,298)       11,409
   Minority  interest in (earnings)  loss
   of subsidiaries                                 17           (173)         --                  --              --          (156)
                                           -- --------  --- ---------  ---------      -- -----------   -- ----------  -- ---------
   NET INCOME                              $   11,253    $    11,590   $  (3,825)      $         533    $     (8,298)  $    11,253
                                           == ========  === =========  =========      == ===========   == ==========  == =========

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1996
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          Combined
                                                            Combined         Non
                                                          Wholly-Owned   Wholly-Owned      Combined
                                           Parent          Guarantor      Guarantor     Non-Guarantor
                                            Company       Subsidiaries   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                           -----------    ------------- -------------   --------------  -------------  ------------
REVENUES:
   Interest income                         $       88      $    18,277    $    19        $         --    $      (476)   $   17,908
   Servicing income                                --            3,274         --                  --             --         3,274
   Gain on sale of loans:
      Cash gain on sale of loans                   --           20,846         16                  --             --        20,862
      Non-cash gain on sale of loans               --            2,953         --                  --             --         2,953
      Loan fee income                              --            4,078         72                  --             --         4,150
                                              --------    -------------  --------       --------------  -------------  ------------
          Total gain on sale of loans              --           27,877         88                  --             --        27,965

   Other revenues                                 406              835         --                  --             --         1,241
                                              --------    -------------  --------       --------------  -------------  ------------
      Total revenues                              494           50,263        107                  --           (476)       50,388

EXPENSES:
   Interest                                       457           11,019         21                  --           (476)       11,021
   Provision for credit losses                     --            5,416         --                  --             --         5,416
   Salaries, wages and employee benefits        1,931           11,221        511                  --             --        13,663
   Business development costs                      17            1,557         29                  --             --         1,603
   Other   general   and   administrative
   expense                                    (1,717)            9,469        472                  --             --         8,224
                                              --------    -------------  --------       --------------  -------------  ------------
      Total expenses                              688           38,682      1,033                  --           (476)       39,927
                                              --------    -------------  --------       --------------  -------------  ------------

   Income before  income taxes,  minority
   interest, and equity  in  undistributed
   earnings of subsidiaries                     (194)           11,581      (926)                  --             --        10,461

   Equity in  undistributed  earnings  of
   subsidiaries                                10,116               --        --                   --        (10,116)           --
                                              --------    -------------  --------       --------------  -------------  ------------
   Income   before   income   taxes   and
   minority interest                            9,922           11,581      (926)                  --        (10,116)        10,461

   Provision (benefit) for income taxes             6              774       (62)                  --             --            718
                                              --------    -------------  --------        --------------  -------------  ------------
   Income before minority interest              9,916           10,807      (864)                  --        (10,116)         9,743
   Minority  interest in (earnings)  loss
   of subsidiaries                                179              173        --                   --             --            352
                                              --------    -------------  --------        --------------  -------------  ------------
   NET INCOME                              $   10,095      $    10,980   $  (864)        $         --   $    (10,116)    $   10,095
                                              ========    =============  ========        ==============  =============  ============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1995
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Combined
                                                            Combined         Non
                                                          Wholly-Owned   Wholly-Owned      Combined
                                           Parent          Guarantor      Guarantor     Non-Guarantor
                                            Company       Subsidiaries   Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                           -----------    ------------- -------------   --------------   -------------  ------------
REVENUES:
   Interest income                          $    313         $  15,015  $     --           $     --        $  (135)      $  15,193
   Servicing income                               --               446        --                 --              --            446
   Gain on sale of loans:
      Cash gain on sale of loans                  --             7,963        --                 --              --          7,963
      Non-cash gain on sale of loans              --             1,206        --                 --              --          1,206
      Loan fee income                             --               586        --                 --              --            586
                                           ----------    -------------- ---------------  --------------  --------------  -----------
          Total gain on sale of loans             --             9,755        --                 --              --          9,755

   Other revenues                               (11)               895        --                 --              --            884
                                           ----------    -------------- ---------------  --------------  --------------  -----------
      Total revenues                             302            26,111        --                 --           (135)         26,278

EXPENSES:
   Interest                                      152             8,510        --                 --           (135)          8,527
   Provision for credit losses                    --             2,480        --                 --              --          2,480
   Salaries,    wages   and    employee
   benefits                                      899             4,792        --                 --              --          5,691
   Business development costs                     --               653        --                 --              --            653
   Other  general  and   administrative
   expense                                     (425)             4,500        --                 --              --          4,075
                                           ----------    -------------- ----------------  --------------  --------------  ----------
      Total expenses                             626            20,935        --                 --           (135)         21,426
                                           ----------    -------------- ----------------  --------------  --------------  ----------

   Income    before    income    taxes,
   minority interest, and equity in
   undistributed earnings of subsidiaries       (324)             5,176       --                 --              --         4,852
   Equity in undistributed  earnings of
   subsidiaries                                4,935                --        --                 --         (4,935)             --
                                           ----------    -------------- ----------------  --------------  --------------  ----------
   Income   before   income  taxes  and
   minority interest                           4,611             5,176        --                 --         (4,935)          4,852

   Provision (benefit) for income taxes           30               160        --                 --              --            190
                                           ----------    -------------- ----------------  --------------  --------------  ----------
   Income before minority interest             4,581             5,016        --                 --         (4,935)          4,662
   Minority   interest  in   (earnings)
   loss of subsidiaries                           --               (81)       --                 --              --           (81)
                                           ----------    -------------- ----------------  --------------  --------------  ----------
   Income from continuing operations           4,581             4,935        --                 --         (4,935)          4,581
   Discontinued    transportation   and
   apparel manufacturing
      segments:
   Loss from operations,  net of tax         (1,573)                --        --                 --              --        (1,573)
   Loss on disposal of segments              (2,351)                --        --                 --              --        (2,351)
                                           ----------    -------------- ----------------  --------------  --------------  ----------
                                             (3,924)                --        --                 --              --        (3,924)
                                           ----------    -------------- ----------------  --------------  --------------  ----------

   NET INCOME                              $     657     $       4,935  $     --          $      --       $ (4,935)       $    657
                                           ==========    ============== ================  ==============  ==============  ==========

                     EMERGENT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Combined         Combined
                                                              Wholly-owned    Non Wholly-owned   Combined
                                               Parent          Guarantor        Guarantor      Non-Guarantor
                                               Company        Subsidiaries     Subsidiaries     Subsidiaries      Eliminations
                                            --------------    -------------- ----------------- --------------    --------------
OPERATING ACTIVITIES:
   Net income                               $      11,253     $      11,590   $     (3,825)   $         533     $      (8,298)
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed  earnings
          of subsidiaries                          (8,302)               --             --               --             8,302
      Depreciation and amortization                   304             2,009            375                7                (4)
      Provision for deferred income taxes          (3,292)             (853)           331               --                --
      Provision for credit losses                      --            10,030             --               --                --
      Loans originated with intent to sell             --        (1,098,826)       (41,507)              --                --
      Principal proceeds from sold loans               --           485,622         32,181               --                --
      Proceeds from securitization of loans            --           509,781             --               --                --
      Other                                            16              (238)           368              192                --
      Changes in  operating  assets and
         liabilities increasing
         (decreasing) cash:
         Restricted cash                               --              (103)            --            3,099                --
         Other receivables                         (3,602)           (1,187)          (434)              --                --
         Interest only strip security                  --           (29,022)            --          (11,103)               --
         Accrued interest receivable                   --            (2,139)           (63)             (90)               --
         Other assets                                 911            (7,468)           (52)            (237)               --
         Remittance due loan participants              --             2,018             --             (946)               --
         Accrued interest payable                   3,645               508             --                --               --
         Other liabilities                           (234)            1,280            347               22                --
         Intercompany transfers                     2,655            (1,385)            --           (1,270)               --
                                            --------------    --------------   ------------   --------------    --------------
            Net cash  provided by (used             3,354          (118,383)       (12,279)          (9,793)               --
               in) operating activities

INVESTING ACTIVITIES:
   Loans originated for investment purposes            --          (124,938)            --           (8,250)               --
   Principal collections on loans not sold             --           127,552             --            1,000                --
   Principal collections on asset-backed               --                --             --            1,123                --
      securities
   Increase in overcollateralization                   --            (8,797)            --           (1,514)               --
      from excess spread
   Additional investment in subsidiary            (54,168)           53,389             --              779                --
   Proceeds from sale of real estate
      and personal property
      acquired through foreclosure                     --             6,652             --               --                --
   Purchase of property and equipment              (1,438)          (10,591)        (1,193)              --                --
   Other                                              (11)             (371)            --               --                --
                                            --------------    --------------   ------------   --------------    --------------
   Net cash used in investing activities          (55,617)           42,896         (1,193)          (6,862)               --


FINANCING ACTIVITIES:
   Advances on notes payable to banks                  --         1,139,815             --               --                --
   Payments on notes payable to banks                  --        (1,117,704)            --               --                --
   Net increase in notes payable to investors          --            17,381             --               --                --
   Net (decrease) increase in                          --             2,832             --               --                --
      subordinated debentures
   Advances (to) from subsidiary                  (69,054)           38,616         13,609           16,829                --
   Proceeds from issuance of senior               120,578                --             --               --                --
      unsecured debt
   Proceeds from issuance of                        1,260                --             --               --                --
      additional common stock
                                            --------------    --------------   ------------   --------------    --------------
   Net cash provided by (used in)                  52,784            80,940         13,609           16,829                --
      financing activities
                                            --------------    --------------   ------------   --------------    --------------
   Net increase (decrease) in cash and
      cash equivalents                                521             5,453            137              174                --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          192               958            126               --                --
                                            ==============    ==============   ============   ==============    ==============
CASH AND CASH EQUIVALENTS, END OF YEAR      $         713        $    6,411      $     263    $         174     $          --
                                            ==============    ==============   ============   ==============    ==============

                                                   Consolidated
                                                   -------------
OPERATING ACTIVITIES:
   Net income                                     $     11,253
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed  earnings
          of subsidiaries                                   --
      Depreciation and amortization                      2,691
      Provision for deferred income taxes               (3,814)
      Provision for credit losses                       10,030
      Loans originated with intent to sell          (1,140,333)
      Principal proceeds from sold loans               517,803
      Proceeds from securitization of loans            509,781
      Other                                                338
      Changes in  operating  assets and
         liabilities increasing
         (decreasing) cash:
         Restricted cash                                 2,996
         Other receivables                              (5,223)
         Interest only strip security                  (40,125)
         Accrued interest receivable                    (2,292)
         Other assets                                   (6,846)
         Remittance due loan participants                1,072
         Accrued interest payable                        4,153
         Other liabilities                               1,415
         Intercompany transfers                             --
                                                  -------------
            Net cash  provided by (used               (137,101)
               in) operating activities

INVESTING ACTIVITIES:
   Loans originated for investment purposes           (133,188)
   Principal collections on loans not sold             128,552
   Principal collections on asset-backed                 1,123
      securities
   Increase in overcollateralization                   (10,311)
      from excess spread
   Additional investment in subsidiary                      --
   Proceeds from sale of real estate
      and personal property
      acquired through foreclosure                       6,652
   Purchase of property and equipment                  (13,222)
   Other                                                  (382)
                                                  -------------
   Net cash used in investing activities               (20,776)


FINANCING ACTIVITIES:
   Advances on notes payable to banks                1,139,815
   Payments on notes payable to banks               (1,117,704)
   Net increase in notes payable to investors           17,381
   Net (decrease) increase in                            2,832
      subordinated debentures
   Advances (to) from subsidiary                            --
   Proceeds from issuance of senior                    120,578
      unsecured debt
   Proceeds from issuance of                             1,260
      additional common stock
                                                  -------------
   Net cash provided by (used in)                      164,162
      financing activities
                                                  -------------
   Net increase (decrease) in cash and
      cash equivalents                                   6,285
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,276
                                                  =============
CASH AND CASH EQUIVALENTS, END OF YEAR            $      7,561
                                                  =============

                    EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Combined          Combined
                                                               Wholly-owned   Non Wholly-owned     Combined
                                               Parent           Guarantor         Guarantor       Non-Guarantor
                                               Company        Subsidiaries      Subsidiaries      Subsidiaries      Eliminations
                                            --------------    --------------  -----------------   --------------    ------------
OPERATING ACTIVITIES:
   Net income                               $      10,095            10,980            (864)             --            (10,116)
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed earnings
         of subsidiaries                          (10,120)               --              --              --            10,120
      Depreciation and amortization                    72             1,162             104              --                (4)
      Provision for deferred income taxes              76              (218)              1              --                --
      Provision for credit losses                      --             5,416              --              --                --
      Loans originated with intent to sell             --          (386,405)         (1,195)             --                --
      Principal proceeds from sold loans               --           270,663           1,195              --                --
      Proceeds from securitization of loans            --            30,128              --              --                --
      Other                                            --              (671)             --              --                --
      Changes in operating assets and liabilities
         increasing (decreasing) cash:
         Restricted cash                               --                --              --          (4,407)               --
         Other receivables                             --            (2,921)            (63)             --                --
         Interest only strip security                  --            (3,109)             --              --                --
         Accrued interest receivable                   51              (567)             --              --                --
         Other assets                                (334)             (405)           (391)             --                --
         Remittance due loan participants              --             2,331              --              --                --
         Accrued interest payable                      --               (24)             --              --                --
         Other liabilities                           (362)            1,146              81              --                --
         Intercompany transfers                        --            (4,082)             --           4,082                --
         Net cash provided by operating
            activities of discontinued
            operations                                 77                --              --              --                --
                                            --------------    --------------   -------------  --------------    --------------
            Net cash  provided by (used              (445)          (76,576)         (1,132)           (325)               --
               in) operating activities

INVESTING ACTIVITIES:
   Loans originated for investment purposes          (513)          (48,660)             --              --                --
   Principal collections on loans not sold             --            61,868              --              --                --
   Principal collections on asset-backed
      securities                                       --               608              --             325                --
   Additional investment in subsidiary            (18,825)           18,825              --              --                --
   Proceeds  from  sale of real  estate
      and personal property
      acquired through foreclosure                     --             3,383              --              --                --
   Purchase of property and equipment                (532)           (3,985)           (377)             --                --
   Other                                               --                76              --              --                --
                                            --------------    --------------   -------------  --------------    --------------
   Net cash used in investing activities          (19,870)           32,115            (377)            325                --

FINANCING ACTIVITIES:
   Advances on notes payable to banks                  --           509,118              --              --                --
   Payments on notes payable to banks                  --          (485,257)             --              --                --
   Net increase in notes payable to investors          --            15,855              --              --                --
   Net (decrease) increase in subordinated             --               (70)             --              --                --
      debentures
   Advances (to) from subsidiary                   (6,511)            4,876           1,635              --                --
   Proceeds from issuance of additional
      common stock                                 26,655                --              --              --                --
                                            --------------    --------------   -------------  --------------    --------------
   Net cash provided by (used in)
      financing activities                         20,144            44,522           1,635              --                --
                                            --------------    --------------   -------------  --------------    --------------
   Net increase (decrease) in cash and
      cash equivalents                               (171)               61             126              --                --
CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                               363               897              --              --                --
                                            --------------    --------------   -------------  --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR        $       192        $      958     $       126      $       --        $       --
                                            ==============    ==============   =============  ==============    ==============


                                                             Consolidated
                                                             -----------
OPERATING ACTIVITIES:
   Net income                                                  10,095
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed earnings
         of subsidiaries                                           --
      Depreciation and amortization                             1,334
      Provision for deferred income taxes                        (141)
      Provision for credit losses                               5,416
      Loans originated with intent to sell                   (387,600)
      Principal proceeds from sold loans                      271,858
      Proceeds from securitization of loans                    30,128
      Other                                                      (671)
      Changes in operating assets and liabilities
         increasing (decreasing) cash:
         Restricted cash                                       (4,407)
         Other receivables                                     (2,984)
         Interest only strip security                          (3,109)
         Accrued interest receivable                             (516)
         Other assets                                          (1,130)
         Remittance due loan participants                       2,331
         Accrued interest payable                                 (24)
         Other liabilities                                        865
         Intercompany transfers                                    --
         Net cash provided by operating
            activities of discontinued
            operations                                             77
                                                         -------------
            Net cash  provided by (used                       (78,478)
               in) operating activities

INVESTING ACTIVITIES:
   Loans originated for investment purposes                   (49,173)
   Principal collections on loans not sold                     61,868
   Principal collections on asset-backed
      securities                                                  933
   Additional investment in subsidiary                             --
   Proceeds  from  sale of real  estate
      and personal property
      acquired through foreclosure                              3,383
   Purchase of property and equipment                          (4,894)
   Other                                                           76
                                                         -------------
   Net cash used in investing activities                       12,193

FINANCING ACTIVITIES:
   Advances on notes payable to banks                         509,118
   Payments on notes payable to banks                        (485,257)
   Net increase in notes payable to investors                  15,855
   Net (decrease) increase in subordinated                        (70)
      debentures
   Advances (to) from subsidiary                                   --
   Proceeds from issuance of additional
      common stock                                             26,655
                                                         -------------
   Net cash provided by (used in)
      financing activities                                     66,301
                                                         -------------
   Net increase (decrease) in cash and
      cash equivalents                                             16
CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                                         1,260
                                                         -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $     1,276
                                                         =============

                    EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Combined        Combined
                                                               Wholly-owned  Non Wholly-owned    Combined
                                               Parent           Guarantor       Guarantor      Non-Guarantor
                                               Company        Subsidiaries    Subsidiaries      Subsidiaries      Eliminations
                                            --------------    -------------- ----------------- --------------    --------------
OPERATING ACTIVITIES:
   Net income                               $         657       $     4,935      $     --       $         --       $    (4,935)
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed  earnings
        of subsidiaries                            (4,935)               --            --                 --             4,935
      Depreciation and amortization                   253               685            --                 --                --
      Provision for deferred income taxes              --                41            --                 --                --
      Provision for credit losses                      --             2,480            --                 --                --
      Loans originated with intent to sell             --          (173,985)           --                 --                --
      Principal proceeds from sold loans               --           144,861            --                 --                --
      Proceeds from securitization of loans            --            15,357            --                 --                --
      Other                                            --              (899)           --                 --                --
      Changes in operating assets and liabilities
         increasing (decreasing) cash:
         Restricted cash                               --                --            --               (912)               --
         Other receivables                             --            (1,034)           --                 --                --
         Interest only strip security                  --              (183)           --                 --                --
         Accrued interest receivable                  (51)             (593)           --                 --                --
         Other assets                                 293              (223)           --                 --                --
         Remittance due loan participants              --               505            --                 --                --
         Accrued interest payable                      --               103            --                 --                --
         Other liabilities                           (274)            1,151            --                 --                --
         Intercompany transfers                       732            (1,467)           --                735                --
         Net cash provided by activities of
            discontinued operations                 1,592                --            --                 --                --
                                            --------------    --------------   -----------     --------------    --------------
            Net cash  provided by (used
               in) operating activities            (1,733)          (8,266)            --               (177)               --

INVESTING ACTIVITIES:
   Loans originated for investment purposes            --           (74,363)           --                 --                --
   Principal collections on loans not sold             --            50,329            --                 --                --
   Principal collections on asset-backed               --                --            --                177                --
      securities
   Additional investment in subsidiary             (1,384)           (1,384)           --                 --                --
   Proceeds from sale of real estate and
      personal property acquired through
      foreclosure                                      --             3,401            --                 --                --
   Purchase of property and equipment                 (25)           (1,707)           --                 --                --
   Other                                             (255)             (779)           --                 --                --
                                            --------------    --------------   ------------    --------------    --------------
   Net cash used in investing activities           (1,104)          (24,503)           --                177                --

FINANCING ACTIVITIES:
   Advances on notes payable to banks                  --           179,381            --                 --                --
   Payments on notes payable to banks                (279)         (164,710)           --                 --                --
   Net increase in notes payable to investors          --            25,635            --                 --                --
   Net (decrease) increase in subordinated
      debentures                                       --            (4,812)           --                 --                --
   Advances (to) from subsidiary                    1,677            (1,677)           --                 --                --
   Proceeds from issuance of additional
      common stock                                     52                --            --                 --                --
   Other                                             (568)             (319)           --                 --                --
                                            --------------    --------------   ------------    --------------    --------------
   Net cash provided by (used in)
      financing activities                            882            33,498            --                 --                --
                                            --------------    --------------   ------------    --------------    --------------
   Net increase  (decrease) in cash and               253               729            --                 --                --
      cash equivalents
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          110               168            --                 --                --
                                            --------------    --------------   ------------    --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR         $      363       $       897      $     --         $       --        $       --
                                            ==============    ==============   ============    ==============    ==============



                                                            Consolidated
                                                           -------------
OPERATING ACTIVITIES:
   Net income                                               $       657
   Adjustments  to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Equity in undistributed  earnings
        of subsidiaries                                              --
      Depreciation and amortization                                 938
      Provision for deferred income taxes                            41
      Provision for credit losses                                 2,480
      Loans originated with intent to sell                     (173,985)
      Principal proceeds from sold loans                        144,861
      Proceeds from securitization of loans                      15,357
      Other                                                        (899)
      Changes in operating assets and liabilities
         increasing (decreasing) cash:
         Restricted cash                                           (912)
         Other receivables                                       (1,034)
         Interest only strip security                              (183)
         Accrued interest receivable                               (644)
         Other assets                                                70
         Remittance due loan participants                           505
         Accrued interest payable                                   103
         Other liabilities                                          877
         Intercompany transfers                                      --
         Net cash provided by activities of
            discontinued operations                               1,592
                                                           -------------
            Net cash  provided by (used
               in) operating activities                         (10,176)

INVESTING ACTIVITIES:
   Loans originated for investment purposes                     (74,363)
   Principal collections on loans not sold                       50,329
   Principal collections on asset-backed                            177
      securities
   Additional investment in subsidiary                               --
   Proceeds from sale of real estate and
      personal property acquired through
      foreclosure                                                 3,401
   Purchase of property and equipment                            (1,732)
   Other                                                         (1,034)
                                                           -------------
   Net cash used in investing activities                        (23,222)

FINANCING ACTIVITIES:
   Advances on notes payable to banks                           179,381
   Payments on notes payable to banks                          (164,989)
   Net increase in notes payable to investors                    25,635
   Net (decrease) increase in subordinated
      debentures                                                 (4,812)
   Advances (to) from subsidiary                                     --
   Proceeds from issuance of additional
      common stock                                                   52
   Other                                                           (887)
                                                           -------------
   Net cash provided by (used in)
      financing activities                                       34,380
                                                           -------------
   Net increase  (decrease) in cash and                             982
      cash equivalents
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        278
                                                           -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $    1,260
                                                           =============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  LEASES

The Company leases various property and equipment, office space and automobiles under operating leases.

The following is a schedule by year of future minimum rental payments for all operating leases that have initial or remaining noncancellable terms in excess of one year (in thousands):

                    1998              $         2,712
                    1999                        1,992
                    2000                        1,642
                    2001                        1,216
                    2002                          264
                                      ----------------
                                      $         7,826
                                      ================

Total rental expense was approximately $2.1 million in 1997, $843,000 in 1996, and $901,000 in 1995.

NOTE 13.  MANAGEMENT AGREEMENTS

The Company manages a venture capital fund. The Company receives management fees of $320,000 annually. Prior to June 1997, the Company also received management fees for managing a mezzanine level fund, in which it was a general partner. During 1995, the Company made a $1.0 million investment into the partnership. In June 1997, the Company purchased the remaining interests of the partnership. The Company received management fees of $426,000, $514,000, and $570,000 from the managed funds during 1997, 1996, and 1995 respectively. The Company may also receive incentive management fees of 15% of the net portfolio profits of the venture capital fund, as defined.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14.  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the years ended December 31, 1997, 1996, and 1995 consist of the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                       1997                   1996                 1995
                                                 ------------------    -------------------   -----------------
         Depreciation expense                     $          2,220     $              901    $            383
         Amortization expense                                  471                    433                 314
         Legal and professional fees                         6,749                  1,026                 687
         Travel and entertainment                            3,493                  1,116                 420
         Office rent and utilities                           2,206                    750                 324
         Telephone                                           3,411                    697                 270
         Office supplies                                     2,322                    590                 216
         Other                                               7,882                  2,711               1,461
                                                 ------------------    -------------------   -----------------
         TOTAL OTHER GENERAL AND ADMINISTRATIVE   $         28,754     $            8,224    $          4,075
                                                 ==================    ===================   =================

NOTE 15.  SHAREHOLDERS' EQUITY

On May 21, 1981, the shareholders approved an employee stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock, which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No shares are available for grant under this stock option plan, and there are 18,668 unexercised options outstanding at December 31, 1997, of which 10,668 are exercisable.

On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,668 shares of common stock. In May 1997, the shareholders approved an increase in the number of shares of common stock, which may be granted to 716,668. Under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 716,668 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of market value at date of grant. The options expire five to ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 265,664 common stock options at December 31, 1997, and there are 459,042 unexercised options outstanding at December 31, 1997, of which 180,240 are exercisable.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  SHAREHOLDERS' EQUITY (CONTINUED)

Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 31 beginning in 1995 through 1999. Under the terms of the plan, the Company may grant options totaling 33,333. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. The remaining options available for grant under this plan consist of 26,673 common stock options at December 31, 1997, and there are 6,261 unexercised options outstanding at December 31, 1997, of which 2,931 are exercisable.

On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares that may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 1997, there were 14,500 agreements granted under this plan with 11,600 unexercised agreements outstanding, all of which are exercisable. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

The Company offered to buy from the shareholders up to 1,000,000 shares of common stock for the period March 31, through May 8, 1995 at a price of $1.15 per share. As a result of this offer, the Company purchased approximately 487,000 shares of common stock at an aggregate cost of approximately $560,000.

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

The Articles of Incorporation of the Company were amended by vote of the shareholders at the Annual Meeting of Shareholders on April 18, 1996. The Class A Common Stock, $0.05 par value, was converted to common stock on a one-for-one basis effective April 19, 1996. All authorized but unissued shares of Class A Common Stock were canceled. The number of authorized shares of common stock was increased from 4,000,000 to 30,000,000 shares. By vote of the shareholders at the Annual Meeting of Shareholders on May 27, 1997, the number of authorized shares of common stock was increased from 30,000,000 to 100,000,000.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  SHAREHOLDERS' EQUITY (CONTINUED)

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

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  SHAREHOLDERS' EQUITY (CONTINUED)

Activity in stock options is as follows:

                                                                  Years Ended December 31,
                                                    -----------------------------------------------------
                                                         1997               1996               1995
                                                    ----------------    --------------     --------------
Options outstanding, beginning of year                      487,638           339,000            140,000

    Issued at:                        Date of
                                        Grant

--------------------                  ---------
$1.0825 per share                      02-17-94                  --                --                 --
$l.32 per share                        01-13-95                  --                --             80,006
$4.625 per share                       10-31-95                  --                --            124,000
$5.09 per share                        10-31-95                  --                --             32,000
$9.435 per share                       12-18-95                  --                --              2,664
$10.38 per share                       12-18-95                  --                --                666
$12.25 per share                       11-11-96                  --           258,000                 --
$11.25 per share                       12-15-96                  --             3,330                 --
$13.50 per share                       02-11-97               1,000                --                 --
$13.00 per share                       05-02-97              10,000                --                 --
$14.25 per share                       08-06-97               5,000                --                 --
$13.50 per share                       09-26-97              21,000                --                 --
                                                       -------------    --------------     --------------
   Total Granted                                             37,000           261,330            239,336

Exercised:
Expired or canceled                                              --                --                 --
$1.0825 per share                                           (17,336)          (74,197)           (29,800)
$1.32 per share                                             (13,332)          (29,335)            (1,336)
$4.625 per share                                             (9,600)           (9,160)            (3,200)
$5.09 per share                                                  --                --             (6,000)
$10.380 per share                                              (266)               --                 --
$11.250 per share                                              (133)               --                 --
                                                       -------------    -------------- --- --------------
   Total exercised canceled or expired                       40,667           112,692             40,336
                                                       -------------    --------------     --------------
Options end of year                                         483,971           487,638            339,000
                                                       =============    ==============     ==============
Exercisable, end of year                                    193,839            98,973             83,532
                                                       =============    ==============     ==============
Available for grant, end of year                            292,340           179,340            440,671
                                                       =============    ==============     ==============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15.  SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 1995, 121,742 warrants were outstanding; 111,932 of these warrants were exercised during 1996 for $2.625 per share. The remaining warrants expired as of December 31, 1996. Accordingly, no warrants are outstanding at December 31, 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1997              1996               1995
                                                  ---------------    --------------     --------------
                                                         (In thousands, except per share data)
       Net income - as reported                   $       11,253     $      10,095      $         657
       Net income - pro forma                             10,969             9,875                616
       Diluted earnings per share - as reported             1.17              1.42               0.10
       Diluted earnings per share - pro forma               1.14              1.39               0.09

The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 64.0%; risk-free interest rate of approximately 5.7%, and expected lives of 3 years. The pro forma amounts disclosed above may not be representative of the effects on reported net income for future periods.

The Company implemented an Employee Stock Purchase Plan ("ESPP") in 1997. The ESPP allows eligible employees the right to purchase common stock at the end of each of two six-month offering periods (January 1 through June 30 and July 1 through December 31). Eligible employees must work 20 or more hours per week and have been employed for a period of 1 year. The stock is purchased at 85% of the lower of the market price at the beginning or ending of each six-month offering period. A liability will be recorded for ESPP withholdings not yet applied towards the purchase of common stock. The Company's Board of Directors has authorized 200,000 shares to be issued under the ESPP.

NOTE 16.  DISCONTINUED OPERATIONS

In connection with the Company's strategic plan to focus its business efforts on financial services, the Company's operations in the Apparel and Transportation segments were discontinued during 1995. The Company divested its apparel segment operations, which was comprised solely of the operations of Young Generations, Inc. ("YGI"). On September 30, 1995, the Company sold all of the outstanding stock (the "stock sale") of YGI to fifteen individuals (the "Buyers"), who were members of YGI's management team. As a result, the loss on the sale of the stock and operating results of the apparel segment have been classified as discontinued operations.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  DISCONTINUED OPERATIONS (CONTINUED)

The Company sold the stock for $600,000 under a non-recourse promissory note from the buyers. As a result of the sale, the Company wrote-off all amounts due from YGI resulting in a charge of $3.6 million, net of income taxes of $67,700, reported as a loss from discontinued operations. The Company remains contingently liable for its guarantee of certain bank loans and certain trade accounts payable, which at December 31, 1997 totaled approximately $150,000 and were secured by substantially all of YGI's assets. In 1996 and 1997, the Company loaned additional amounts to YGI, $800,000 of which remained outstanding at December 31, 1997.

The Apparel segment, which consists solely of the operations of YGI, had net losses of $1.3 million for the nine months ended September 30, 1995. YGI had revenues of $7.3 million for the nine months ended September 30, 1995.

In July 1994 the Company sold an operating railroad for $940,000. In connection with this sale, the Company received $20,000 cash, and a note receivable of $920,000, payable in semi-annual payments over five years, with an interest rate of 10%. In November 1994, the Company assigned the rights to boxcars in a lease with a Class I railroad for $1.2 million cash. The Company sold additional railcars in June 1995 for $111,000 cash.

At December 31, 1995, the Company had remaining net assets in the transportation segment of $77,000, the majority of which the Company sold during 1996.

Revenues applicable to the discontinued operations were:

                                                      Years Ended December 31,
                                        ------------------------------------------------------
                                             1997                1996               1995
                                        ----------------    ----------------    --------------
                                                           (in thousands)
               Apparel manufacturing     $           --      $           --     $       7,263
               Transportation                        --                  --               390

Income from operations and gain (loss) on disposal attributable to the discontinued segments is reported net of income tax expense of:

                                                      Years Ended December 31,
                                        ------------------------------------------------------
                                             1997                1996               1995
                                        ----------------    ----------------    --------------
                                                           (in thousands)

               Apparel manufacturing    $            --      $           --     $         (22)
               Transportation                        --                  --               (53)

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  DISCONTINUED OPERATIONS (CONTINUED)

Gain (loss) from operations, net of income tax, consists of the following:

                                                                        Years Ended December 31,
                                                          ------------------------------------------------------
                                                               1997                1996               1995
                                                          ----------------    ----------------    --------------
                                                                             (in thousands)

               Apparel manufacturing segment               $           --      $           --     $      (1,253)
               Transportation segment                                  --                  --              (320)
                                                          ----------------    ----------------    --------------
                                                                       --                  --            (1,573)
                                                          ----------------    ----------------    --------------

Gain (loss) on disposal of segments, net of income taxes, consists of the following:

                                                                        Years Ended December 31,
                                                          ------------------------------------------------------
                                                               1997                1996               1995
                                                          ----------------    ----------------    --------------
                                                                             (in thousands)

               Apparel manufacturing segment               $           --      $           --     $      (2,324)
               Transportation segment                                  --                  --               (27)
                                                          ----------------    ----------------    --------------
                                                                       --                  --            (2,351)
                                                          ----------------    ----------------    --------------

NOTE 17.  INCOME TAXES

Total income tax expense was allocated as follows:

                                                                        Years Ended December 31,
                                                          ------------------------------------------------------
                                                               1997                1996               1995
                                                          ----------------    ----------------    --------------
                                                                             (in thousands)

             Income from continuing operations             $       (3,900)     $          718     $         190
             Discontinued operations                                   --                  --               (75)
                                                          ----------------    ----------------    --------------
                                                           $       (3,900)     $          718     $         115
                                                          ----------------    ----------------    --------------

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17.  INCOME TAXES (CONTINUED)

A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:

                                                                                  Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                         1997                1996               1995
                                                                    ----------------    ----------------    --------------
                                                                                       (in thousands)
Statutory Federal rate of 34% applied to pre-tax income
  from continuing operations before minority interest                $        2,553     $         3,557     $       1,650
State income taxes, net of federal income tax benefit                           (16)                350                 3
Change in the beginning of the year balance of the
  valuation allowance for deferred tax assets allocated
  to income tax expense                                                      (7,508)             (3,229)           (1,566)
Nondeductible expenses                                                          107                  17                 5
Amortization of excess cost over net assets of acquired
  businesses                                                                     66                  64                62
Other, net                                                                      898                 (41)               36
                                                                    ----------------    ----------------    --------------
                                                                     $       (3,900)    $           718     $         190
                                                                    ----------------    ----------------    --------------

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                                                  Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                         1997                1996               1995
                                                                    ----------------    ----------------    --------------
                                                                                       (in thousands)
Current
  Federal                                                            $          289     $           199     $         100
  State and local                                                              (376)                660                49
                                                                    ----------------    ----------------    --------------
                                                                                (87)                859               149
Deferred
  Federal                                                                    (4,165)                (11)               27
  State and local                                                               352                (130)               14
                                                                    ----------------    ----------------    --------------
                                                                             (3,813)               (141)               41
Total
  Federal                                                                    (3,876)                188               127
  State and local                                                               (24)                530                63
                                                                    ----------------    ----------------    --------------
                                                                     $       (3,900)    $           718     $         190
                                                                    ----------------    ----------------    --------------

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                    December 31,
                                                                        -------------------------------------
                                                                               1997                 1996
                                                                        ----------------     ----------------
                                                                                    (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                   $          (796)     $          (372)
   REIT adjustment                                                               (3,849)                  --
   Deferred loan fees                                                              (608)                  --
   Other                                                                            (90)                  --
                                                                        ----------------     ----------------
     Total gross deferred tax liabilities                                        (5,343)                (372)
                                                                        ----------------     ----------------

Deferred tax assets:
  Differences between book and tax basis of deposit base intangibles                216                  205
  Allowance for credit losses                                                     3,525                1,672
  AMT credit carryforward                                                           608                  568
  Operating loss carryforward                                                     4,171                4,590
  Unrealized gain on loans to be sold                                               909                1,182
  Other                                                                              65                   --
                                                                        ----------------     ----------------
     Total gross deferred tax assets                                              9,494                8,217
     Less valuation allowance                                                        --               (7,508)
                                                                        ----------------     ----------------
  Net deferred tax asset                                                $         4,151      $           337
                                                                        ================     ================

The valuation allowance at December 31, 1996 consisted of Alternative Minimum Tax Credit carryforwards, net operating loss carryforwards, and deductible temporary differences primarily for Federal income tax purposes. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets. Accordingly, there is no valuation allowance recorded at December 31, 1997.

As of December 31, 1997, the Company has available Federal net operating loss ("NOL") carryforwards expiring as follows (in thousands):

                        1999            $ 7,463
                        2000              3,297
                        2001              1,911
                        2002 and after      362
                                        -------
                                        $13,033
                                        =======

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18.  STATEMENT OF CASH FLOWS

The following information relates to the Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995:

                                                                          YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                               1997                 1996                 1995
                                                          ----------------    -----------------    -----------------
                                                                              (In thousands)
Changes in operating assets and liabilities increasing
      (decreasing) cash:
          Restricted cash                                   $       2,996       $       (4,407)     $          (912)
          Interest-only strip security                            (40,125)              (3,109)                (183)
          Accrued interest receivable                              (2,292)                (516)                (644)
          Other receivables                                        (5,223)              (2,984)              (1,034)
          Other assets                                             (6,846)              (1,130)                  70
          Remittance due to loan participants                       1,072                2,331                  505
          Accrued interest payable                                  4,153                  (24)                 103
          Other liabilities                                         1,415                  865                  877
          Net cash provided by operating activities of
               discontinued operations                                 --                   77                1,592
                                                          ----------------    -----------------    -----------------
                                                            $     (44,850)      $        8,897      $           374
                                                          ================    =================    =================

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  TRANSACTIONS WITH RELATED PARTIES

The Company engaged in the following related party transactions:

The Company obtains legal services from a firm, certain members of which, when considered in the aggregate, may be deemed to beneficially own 596,351 shares of the Company's capital stock. Total charges for these services were approximately $308,000 in 1997, $756,000 in 1996, and $234,000 in 1995.

The Company provided management services to a mezzanine level small business investment company partnership fund with significant common shareholders for which it received fees of $175,000 in 1996 and $250,000 in 1995.

Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $660,000 and $694,000 at December 31, 1997 and 1996, respectively. The Company also had notes receivable from related parties at December 31, 1997 and 1996 of approximately $509,000 and $1.1 million, respectively.

NOTE 20.  EMPLOYEE RETIREMENT PLAN

The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan allows employees who have completed 30 days of service to participate in the plan and provides for Company contributions, subject to certain limitations. Company matching contributions are 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contributions under the plan totaled approximately $761,000 in 1997, $60,000 in 1996, and $76,000 in 1995.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 130 "REPORTING COMPREHENSIVE INCOME," which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

NOTE 22.  CONTINGENCIES

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

The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 1997, the Company had no outstanding forward commitment contracts.

NOTE 23.  SUBSEQUENT EVENTS

On March 19, 1998, the Company sold substantially all of the assets of its auto loan division for book value, which approximated $20.4 million. No gain or loss was recognized on this transaction.

On January 29, 1998, the Company announced plans to seek a strategic acquirer of Sterling Lending.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the year ended December 31, 1997, are as follows:

                                                                                  Quarter Ended
                                                 --------------------------------------------------------------------------------
                                                   March 31,            June 30,         September 30,           December 31,
                                                      1997                1997                 1997                  1997
                                                 ---------------    -----------------    ------------------    ------------------
                                                                        (in thousands, except share data)
REVENUES:
     Interest income                            $         6,207     $          8,817     $          10,842     $           8,142
     Servicing income                                     1,145                1,940                 2,920                 2,509
     Gain on sale of loans:
       Cash gain on sale of loans                         1,803                5,493                 4,552                 2,305
       Non-cash gain on sale of loans                     4,415                6,396                10,122                17,742
       Loan fee income                                    5,878                7,337                 8,852                 8,140
                                               -----------------    -----------------    ------------------    ------------------
       Total gain on sale                                12,096               19,226                23,526                28,187
     Other revenues                                         237                  196                   328                   638
                                               -----------------    -----------------    ------------------    ------------------
       Total revenues                                    19,685               30,179                37,616                39,476

EXPENSES:
     Interest                                             3,727                6,055                 6,953                 8,398
     Provision for credit losses                          2,073                2,599                 2,415                 2,943
     Salaries, wages and employee benefits                8,045               10,715                13,825                15,459
     Business development costs                           1,213                1,806                 1,980                 2,487
     General and administrative                           4,027                5,908                 8,173                10,646
                                               -----------------    -----------------    ------------------    ------------------
       Total expenses                                    19,085               27,083                33,346                39,933
                                               -----------------    -----------------    ------------------    ------------------
     Income before income taxes and
       minority interest                                    600                3,096                 4,270                  (457)
     Provision for income taxes                              42               (1,667)                 (350)               (1,925)
     Minority interest in earnings
       of subsidiaries                                     (156)                  --                    --                    --
                                               -----------------    -----------------    ------------------    ------------------
       Net income                               $           402     $          4,763     $           4,620     $           1,468
                                               -----------------    -----------------    ------------------    ------------------

       Basic earnings per share                 $          0.04     $           0.52     $            0.48     $            0.15
                                               -----------------    -----------------    ------------------    ------------------
       Basic weighted average
         shares outstanding                         9,143,17666            9,147,570             9,651,566             9,674,044
                                               -----------------    -----------------    ------------------    ------------------

       Diluted earnings per share               $          0.04     $           0.51     $            0.47     $            0.15
                                               -----------------    -----------------    ------------------    ------------------
       Diluted weighted average
         shares outstanding                           9,351,103            9,310,153             9,861,750             9,885,032
                                               =================    =================    ==================    ==================

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the year ended December 31, 1996, are as follows:

                                                                                  Quarter Ended
                                                 --------------------------------------------------------------------------------
                                                   March 31,            June 30,         September 30,           December 31,
                                                     1996                 1996                 1996                  1996
                                                 --------------     -----------------    ------------------    ------------------
                                                                          (in thousands, except share data)
REVENUES:
     Interest income                           $         4,324    $           4,051     $          4,219    $        5,314
     Servicing income                                      536                1,027                  924               787
     Gain on sale of loans:
         Cash gain on sale of loans                      3,018                4,450                7,870             5,525
         Non-cash gain on sale of loans                     --                   --                   --             2,953
         Loan fee income                                   221                  205                  902             2,821
                                               ---------------    -----------------     ----------------    --------------
         Total gain on sale of loans                     3,239                4,655                8,772            11,299

       Other revenues                                      183                  293                  655                 110
                                               ---------------    -----------------     ----------------    ----------------
         Total Revenues                                  8,282               10,026               14,570            17,510

EXPENSES:
     Interest                                            2,741                2,837                2,603             2,840
     Provision for credit losses                           911                  621                1,569             2,315
     Salaries, wages and employee benefits               1,824                2,497                3,791             5,551
     Business development costs                            108                  223                  456               816
     General and administrative                          1,295                1,675                1,811             3,444
                                               ---------------    -----------------     ----------------    --------------
          Total expenses                                 6,879                7,853               10,230            14,966
                                               ---------------    -----------------     ----------------    --------------
Income before income taxes and minority
   interest                                              1,403                2,173                4,340             2,544
Provision for income taxes                                  42                   77                  129               470
Minority interest in earnings of
   subsidiaries                                            (12)                 (10)                  90               285
                                               ---------------    -----------------     ----------------    --------------
Net income                                     $         1,349    $           2,086     $          4,301    $        2,359
                                               ===============    =================     ================    ==============
Basic earnings per share                       $          0.21    $            0.32     $           0.66    $         0.30
                                               ===============    =================     ================    ==============
Basic weighted average shares
   outstanding                                       6,461,357            6,520,064            6,529,745         7,890,652
                                               ===============    =================     ================    ==============
Diluted earnings per share                     $          0.20    $            0.31     $           0.63    $         0.29
                                               ===============    =================     ================    ==============
Diluted weighted average shares
   outstanding                                       6,735,996            6,785,457            6,777,439         8,100,302
                                               ===============    =================     ================    ==============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25.  EARNINGS PER SHARE

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

In 1996, the Company's shareholders approved the conversion of all Class A Common Stock to Common Stock on a one-for-one basis. Accordingly, at December 31, 1997 and 1996, there was no Class A Common Stock outstanding.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations computations (income in thousands).

                                                   For the Year Ended December 31, 1997
                                      ----------------------------------------------------------------
                                           Income                  Shares                 Per-share
                                        (Numerator)             (Denominator)              Amount
                                      -----------------    ------------------------     --------------
BASIC EPS
Income from continuing    operations      $     11,253                   9,406,221         $     1.20

EFFECT OF DILUTIVE SECURITIES
Stock options                                                              192,590
                                      -----------------    ------------------------

DILUTED EPS
Income from continuing operations
+ assumed conversions                     $     11,253                   9,598,811         $     1.17
                                      =================    ========================     ==============


                                                   For the Year Ended December 31, 1996
                                      ----------------------------------------------------------------
                                           Income                  Shares                 Per-share
                                        (Numerator)             (Denominator)              Amount
                                      -----------------    ------------------------     --------------
BASIC EPS
Income from continuing operations         $     10,095                   6,852,420         $     1.47

EFFECT OF DILUTIVE SECURITIES
Stock options                                                              247,454
                                      -----------------    ------------------------

DILUTED EPS
Income from continuing operations
+ assumed conversions                     $     10,095                   7,099,874         $     1.42
                                      =================    ========================     ==============

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25.  EARNINGS PER SHARE (CONTINUED)

                                                 For the Year Ended December 31, 1995
                                    ----------------------------------------------------------------
                                         Income                  Shares                 Per-share
                                      (Numerator)             (Denominator)              Amount
                                    -----------------    ------------------------     --------------
BASIC EPS
Income from continuing operations        $     4,581                   6,464,582         $     0.71

EFFECT OF DILUTIVE SECURITIES
Stock options                                                            203,610
                                    -----------------    ------------------------
DILUTED EPS
Income from continuing operations
+ assumed conversions                    $     4,581                   6,668,192         $     0.69
                                    =================    ========================     ==============


NOTE 26.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrum ents for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

LOANS RECEIVABLE HELD FOR INVESTMENT

For residential mortgage loans, commercial loans and automobile loans fair value is estimated using the market prices received on recent sales or securitizations of these loans in the secondary market.

LOANS RECEIVABLE HELD FOR SALE

Fair value for mortgage loans held for sale is determined using the anticipated price to be derived from the sale of the mortgage loans in the secondary market.

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

INTEREST-ONLY STRIP SECURITY

The fair value of the interest-only strip security is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis.

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

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                       1997                                  1996
                                                         ---------------------------------     ---------------------------------
                                                            CARRYING            FAIR             CARRYING             FAIR
                                                             AMOUNT             VALUE             AMOUNT             VALUE
                                                         ---------------    --------------     --------------    ---------------
                                                                                     (IN THOUSANDS)
Financial Assets:
   Cash and cash equivalents                              $       7,561     $       7,561      $       1,276      $       1,276
   Restricted cash                                                2,323             2,323              5,319              5,319
   Loans receivable, net                                         91,193            94,841             62,547             65,881
   Mortgage loans held for sale                                 197,236           200,736            122,482            127,381
   Interest-only strip security, net                             44,440            44,440              4,315              4,700
   Investment in asset-backed securities, net                    16,439            16,439              3,581              3,935

Financial Liabilities:
   Notes payable to banks and other                       $      77,605     $      77,605      $      55,494      $      55,494
   Investor savings:
     Notes due to investors                                     115,368           115,368             97,987             97,987
     Subordinated debentures                                     18,947            18,947             16,115             16,115
   Senior unsecured debt                                        125,000           125,000                 --                 --

Commitments to extend credit                                    100,293           105,308            129,431            136,628


                  STERLING LENDING CORPORATION AND SUBSIDIARY
             (A majority-owned subsidiary of Emergent Group, Inc.)
                       Consolidated Financial Statements

      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996



                                    Contents

Independent Auditors' Report..............................................F-55
Consolidated Balance Sheets...............................................F-56
Consolidated Statements of Income.........................................F-57
Consolidated Statements of Shareholder's Equity...........................F-58
Consolidated Statements of Cash Flows.....................................F-59
Notes to Consolidated Financial Statements................................F-60

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Sterling Lending Corporation and subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Sterling Lending Corporation and subsidiary, a majority-owned subsidiary of Emergent Group, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1997 and the period from August 1, 1996 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Sterling Lending Corporation and subsidiary, a majority-owned subsidiary of Emergent Group, Inc., as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
-----------------------------------

Greenville, SC
February 27,

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.)
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996


                                                         December 31,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------    -------------
               ASSETS
Cash and cash equivalents                        $    262,612    $    125,799
Mortgage loans held for sale                        9,325,758            --
Less net deferred loan fees                          (368,274)           --
                                                 ------------    -------------
     Net mortgage loans held for sale               8,957,484            --
Other receivables                                     558,703          62,534
Property and equipment, net                         1,327,532         361,578
Other assets                                          207,338         302,251
                                                 ------------    -------------
Total assets                                     $ 11,313,669    $    852,162
                                                 ============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities         $    760,257    $     81,976
Subordinated debt to affiliates, due on demand      9,543,337         634,616
                                                 ------------    -------------
     Total liabilities                             10,303,594         716,592

Shareholders' equity:
     Common stock, no par value                          --              --
     Additional paid-in capital                     5,700,000       1,000,000
     Accumulated deficit                           (4,689,925)       (864,430)
                                                 ------------    -------------
          Total shareholders' equity                1,010,075         135,570
                                                 ------------    -------------
Total liabilities and shareholders' equity       $ 11,313,669    $    852,162
                                                 ============    =============


See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.)
                       Consolidated Statements of Income
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996



                                                 Periods Ended December 31,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------
REVENUES:
     Interest income                             $    50,091    $    19,397
     Gain on sale of loans                         1,419,421         16,282
     Loan fee income                               2,137,048         71,852
     Other revenues                                   10,768           --
                                                 -----------    -----------
         Total revenues                            3,617,328        107,531
                                                 -----------    -----------

EXPENSES:
     Interest                                        192,904         21,496
     Salaries, wages and employee benefits         3,590,559        510,923
     Management fee to Parent                        780,000        125,000
     Legal, audit, and professional fees             632,321         74,639
     Rent and utilities                              452,454         36,694
     Telephone                                       310,119         19,430
     Travel and entertainment                        280,544         36,680
     Business development costs                      255,497         28,747
     Other general and administrative expenses       847,005        179,751
                                                 -----------    -----------
          Total expenses                           7,341,403      1,033,360
                                                 -----------    -----------

Loss before income taxes                          (3,724,075)      (925,829)

Provision (benefit) for income taxes                 101,420        (61,399)
                                                 -----------    -----------

Net loss                                         $(3,825,495)   $  (864,430)
                                                 ===========    ===========



See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.)
                 Consolidated Statements of Shareholders' Equity
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996




                                    Common    Additional    Accumulated
                                     Stock     Paid-in        Deficit         Total
                                               Capital
                                    -------  -----------    -----------   -----------
Initial cash investment by Parent   $   --   $ 1,000,000    $       --    $ 1,000,000

Net loss from inception to
December 31, 1996                       --          --        (864,430)      (864,430)

                                    -------  -----------    -----------   -----------
Balance at December 31, 1996            --     1,000,000      (864,430)       135,570

Cash investment by Parent               --     4,700,000          --        4,700,000

Net loss                                --          --      (3,825,495)    (3,825,495)
                                    -------  -----------    -----------   -----------

Balance at December 31, 1997        $   --   $ 5,700,000   $(4,689,925)   $ 1,010,075
                                    =======  ===========    ===========   ===========




See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.)
                      Consolidated Statements of Cash Flows
      Year Ended December 31, 1997 and Period from August 1, 1996 (date of inception) through December 31, 1996





                                                                Periods Ended December 31,
                                                               -----------------------------
                                                                    1997            1996
                                                               -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                       $ (3,825,495)   $   (864,430)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                             374,620         103,701
          Provision for deferred income taxes                       331,348           1,135
          Increase in deferred loan fees                            368,274            --
          Principal proceeds from loans sold and securitized     32,181,128       1,195,255
          Loans originated with intent to sell                  (41,506,886)     (1,195,255)
          Changes in operating assets and liabilities              (201,691)       (372,485)
                                                               -------------   -------------
               Net cash used in operating activities            (12,278,702)     (1,132,079)
                                                               -------------   -------------

INVESTING ACTIVITIES:
Purchase of property and equipment                               (1,193,206)       (376,738)
                                                               -------------   -------------
               Net cash used in investing activities             (1,193,206)       (376,738)
                                                               -------------   -------------

FINANCING ACTIVITIES:
Cash investment from Parent                                       4,700,000       1,000,000
Net cash received on intercompany borrowings                      8,908,721         634,616
                                                               -------------   -------------
               Net cash provided by financing activities         13,608,721       1,634,616
                                                               -------------   -------------
               Net increase in cash and cash equivalents            136,813         125,799
Cash and cash equivalents at beginning of year                      125,799            --
                                                               -------------   -------------

Cash and cash equivalents at end of year                       $    262,612    $    125,799
                                                               =============   =============


See accompanying Notes to Consolidated Financial Statements, which are an integral part of these statements

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.)
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting and Reporting Policies

Organization and Business Activity

Sterling Lending Corporation ("Sterling Lending" or "the Company") is an 80% owned subsidiary of Emergent Group, Inc. ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and the named was changed to Sterling Lending Corporation on July 24, 1996. Operations began August 1, 1996.

Sterling Lending is primarily engaged in the business of originating residential mortgage loans. The funds for these loans are obtained principally through Emergent Mortgage Corp., who purchases the loans at closing. Due to the fact that the Company serves as an originating source for Emergent Mortgage Corp., it is not subject to credit risk or interest rate risk. The Company earns origination fees from the borrower at the time the loan is closed, and also shares in the gain on sale with Emergent Mortgage Corp. when it is sold to outside parties.

Substantially all of the Company's mortgage loans are made to non-prime borrowers. These borrowers generally have limited access to credit or are otherwise considered to be credit-impaired by conventional lenders such as thrift institutions and commercial banks.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Insurance Agency ("Sterling Insurance") (100% owned) (collectively known as the "Company"). All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in overnight reverse repurchase agreements. Such agreements are collateralized by U.S. Government securities pledged by the banks.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting and Reporting Policies (continued)

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of first and second residential mortgages on one to four family residences located throughout the United States. Mortgage loans held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on mortgage loans held for sale at December 31, 1997 and 1996. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

In many lending transactions, collateral is taken to provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment and collateral liquidation a secondary source of repayment. The Company determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective creditworthiness of the customer, terms of the instrument and economic conditions.

Interest income on loans receivable is recorded on an accrual basis as earned. Accrual of interest is generally discontinued when a loan is over 90 days past due and the collateral is determined to be inadequate or when foreclosure proceedings begin. Loan fees and deferred insurance premiums are amortized into income using the interest method over the life of the loan.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated lives are 3 to 7 years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the improvement or the terms of the respective lease. Additions to property and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. No impairment loss was recognized in 1997 or 1996.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting and Reporting Policies (continued)

Advertising Expense

Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place.

Income Taxes

The Company is included in the consolidated Federal income tax return of its Parent Company. The tax sharing agreement with the Parent Company provides for the Company to compute its taxes on a separate return basis, and allows the Company to reduce its taxes to the extent of available net operating loss (NOL) carryforwards of its Parent Company. The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires accounting for income taxes using the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes result primarily from differences in financial and income tax reporting of depreciation. At December 31, 1997 and 1996, the Company had a net deferred tax liability of $332,483 and $1,135, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Note 2. Mortgage Loans  Held for Sale

The following is a summary of mortgage loans held for sale by type of loan at December 31, 1997.

First mortgage residential property     $8,391,144
Second mortgage residential property       934,614
                                        ----------
      Total                             $9,325,758
                                        ==========


First mortgage residential loans generally have contractual maturities of 12 to 360 months with average interest rates of approximately 11%. Second mortgage residential loans have contractual maturities of 12 to 360 months with average interest rates of approximately 15%.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)

Note 2. Mortgage Loans Held for Sale (continued)

The Company currently originates loans in six states. The following is a summary of mortgage loans held for sale by state at December 31, 1997.


                                        Loan             Percentage
                                       Balance            of total
                                       -------           ----------
               Florida                $4,033,515            43.2%
               Louisiana               2,181,330            23.4%
               Mississippi             1,509,854            16.2%
               Georgia                   797,758             8.6%
               Tennessee                 568,904             6.1%
               North Carolina            234,397             2.5%
                                      ----------            -----
                    Total             $9,325,758           100.0%
                                      ==========           ======

There was no allowance for loan losses recorded at December 31, 1997 as the mortgage loans are held for sale and recorded at lower of aggregate cost or market value.

Note 3. Property and Equipment

Property and equipment at December 31, 1997 and 1996 consists of the following:


                                                                      December 31,
                                                                -----------------------
                                                                   1997         1996
                                                                ----------   ----------
               Office equipment and computers                   $  648,116   $   65,938
               Leasehold improvements                               16,394          729
               Furniture, fixtures and equipment                   905,434      210,071
                                                                ----------   ----------
                                                                 1,569,944      276,738
               Less accumulated depreciation and amortization      242,412       15,160
                                                                ----------   ----------
               Property and equipment, net                      $1,327,532   $  361,578
                                                                ==========   ==========



Depreciation expense in 1997 and 1996 was $227,252 and $15,160, respectively.


Note 4. Subordinated Debt to Affiliates

From time to time, the Company borrows money from the Parent Company and other affiliated companies as subordinated debt which is payable on demand. Subordinated debt to affiliates at December 31, 1997 consists of $4,750,000 to the Parent Company and $4,793,337 to Carolina Investors, Inc. ("CII"), an affiliate of the Company, both with interest payable based on the Wall Street Journal Prime Rate + 2%, (10.50% at December 31, 1997). Subordinated debt to affiliates at December 31, 1996 consists of $624,871 to Emergent Mortgage Corporation and $9,745 to CII, both with interest payable based on the Wall Street Journal Prime Rate + 2%. Interest expense on these borrowings in 1997 and 1996 was $192,343 and $21,496, respectively.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes

Income tax expense (benefit) for the periods ended December 31, 1997 and 1996, consists of the following:

                                                             Periods Ended December 31,
                                                             -------------------------
                                                                 1997         1996
                                                              ----------  -----------
               Current:
                    Federal                                   $ (46,698)   $ (18,501)
                    State and local                            (183,230)     (44,033)
                                                              ----------  -----------
                         Total current                         (229,928)     (62,534)
               Deferred:
                    Federal                                     297,107          324
                    State and local                              34,241          811
                                                              ----------  -----------
                         Total deferred                         331,348        1,135
               Total:
                    Federal                                     250,409      (18,177)
                    State and local                            (148,989)     (43,222)
                                                              ----------  -----------
                         Total income tax expense (benefit)   $ 101,420    $ (61,399)
                                                              ==========  ===========



Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                                     December 31,
                                                                              ---------------------------
                                                                                  1997           1996
                                                                              ------------    -----------
               Deferred tax assets:
                    Amortization of organizational costs                      $    65,740     $       --
                    Net operating loss carryforward                             1,767,687        301,204
                    Other                                                           3,218           --
                                                                              ------------    -----------
                         Total deferred tax assets                              1,836,645        301,204
                    Less: valuation allowance                                  (1,767,687)      (301,204)
                                                                              ------------    -----------
                         Net deferred tax assets                                   68,958           --
                    Deferred tax liabilities:
                         Differences between book and tax basis of property       (39,042)        (1,135)
                         Deferred loan costs                                      (76,000)          --
                    Difference between book and tax basis of the interest-
                         only strip security associated with the Company's
                         investment in the Real Estate Investment Trust          (286,399)          --
                                                                              ------------    -----------
                              Total deferred tax liabilities                     (401,441)        (1,135)
                                                                              ------------    -----------
                    Net deferred tax liability                                $  (332,483)   $    (1,135)
                                                                              ============    ===========

The net deferred tax liability is included in accounts payable and accrued liabilities on the balance sheet.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes (continued)

Income tax expense differs from tax benefit computed by applying the statutory Federal income tax rate, 34%, to loss before income taxes. The reasons for these differences for the periods ended December 31, 1997 and December 31, 1996 are as follows:

                                                              Periods Ended December 31,
                                                             ---------------------------
                                                                 1997           1996
                                                             ------------   ------------
Tax benefit at statutory Federal rate of 34%                 $(1,266,185)   $  (314,782)
Differences result from:
     Nondeductible expense                                         9,400             51
     Increase in valuation allowance                           1,466,483        301,204
     State income taxes, net of federal income tax benefit       (98,333)       (28,526)
     Other                                                        (9,945)       (19,346)
                                                             ------------   ------------
                                                             $   101,420    $   (61,399)
                                                             ============   ============

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Parent Company or its subsidiaries.

Note 6. Statement of Cash Flows

The following information relates to the Statements of Cash Flows for the periods ended December 31, 1997 and 1996:

                                                   Periods Ended December 31,
                                                   --------------------------
                                                        1997         1996
                                                   -----------    -----------
Changes in operating assets and liabilities
  increasing (decreasing) cash:
Other receivables                                     (496,169)     (62,534)
Other assets                                           (52,455)    (390,792)
Accounts payable and accrued liabilities               346,933       80,841
                                                   -----------    -----------
                                                     $(201,691)   $(372,485)
                                                   ===========    ===========
Supplemental disclosures of cash flow information:
  Interest paid                                      $ 192,904    $  21,496
                                                   ===========    ===========
  Income taxes paid                                  $      --    $      --
                                                   ===========    ===========

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)


Note 7. Retirement Plan

The Company participates in the Parent Company's Matched Savings Plan under
Section 401(k) of the Internal Revenue Code. To be eligible, employees must be at least 21 years old, have completed at least 30 days of service, and be considered full-time employees. Under this plan, the Company contributes a matching contribution of 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contribution to the plan totaled $55,724 for the year ended December 31, 1997. No contributions were made to the plan in 1996.

Note 8. Related Parties

The Company was charged management fees of $780,000 and $125,000 in 1997 and 1996, respectively, by the Parent Company for support services, including accounting and management information systems. The amount charged is determined at the discretion of the Parent Company's management based on budgeted loan volume and payroll costs for each of the Parent Company's subsidiaries.

Additionally, the Company obtains legal services from a firm considered to be a related party. Total charges for these services were $1,658 and $39 in 1997 and 1996, respectively.

Note 9. Operating Leases

The Company leases office space, and office equipment under operating leases. Future minimum lease payments are as follows:

                            1998            $    553,659
                            1999                 527,781
                            2000                 482,122
                            2001                 422,024
                            2002                  55,739
                                            ------------
                                               2,041,325
                                            ============

Total rent expense was $448,480 and $36,694 in 1997 and 1996, respectively.

Note 10. Dependency on Parent

Due to the Company being in its early stages of operations, loan volumes have not reached a profitable level as of December 31, 1997. As a result, the Company is dependent on its Parent Company or affiliated companies for funding of its operations either through capital contributions or additional subordinated debt to affiliates.

                  Sterling Lending Corporation and Subsidiary
             (A majority-owned subsidiary of Emergent Group, Inc.) Notes to Consolidated Financial Statements (continued)


Note 11. Contingencies and Loan Commitments

In the normal course of business, the Company makes commitments to extend credit that are not presented in the accompanying financial statements. Commitments outstanding at December 31, 1997 aggregated approximately $709,000. There were no commitments outstanding at December 31, 1996.

From time to time, the Company or its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business. The Company believes that, as a result of its legal defenses and insurance arrangements, none of these actions, if decided adversely, would have a material effect on its business or financial condition taken as a whole.

In September 1997, the Parent Company made an offering of $125 million of Senior Notes due 2004. The purpose of the offering was to provide the Parent Company's group of companies with additional funds with which to continue to expand its business, particularly its residential mortgage loan business. Most of the Parent Company's subsidiaries, including SLC, guarantee payment of the Senior Notes.

Note 12. Subsequent Event

On January 29, 1998, the Parent Company engaged an investment advisor to seek a strategic acquirer of the Company.



                                                     EXHIBIT INDEX

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




     10.8--       Loan and Security Agreement dated October 10, 1995 between
                  NationsBank of Georgia and Emergent Commercial Mortgage, as
                  amended: Incorporated by reference to Exhibit 10.8 of the
                  Company's Registration Statement on Form S-1, Commission File
                  No. 333-01393.
     10.9--       Mortgage Loan Warehousing Agreement dated November 22, 1994 between First Union National Bank of North Carolina and Carolina Investors, Inc. as amended by Amendments No. 1, 2, 3, and 4:
                  Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1,
                  Commission File No. 333-01393.
     10.10--      Mortgage Loan Warehousing Agreement dated March 6, 1996
                  between First Union National Bank of North Carolina and
                  Emergent Mortgage Corp., as amended: Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1995.
                  Commission File No. 0-8909.
     10.11--      The Pooling and Servicing Agreement dated as of June 29, 1995 between Emergent Business
                  Capital, Inc. as Seller and Servicer, and First Union National Bank of North Carolina, as
                  Trustee:  Incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K
                  dated June 29, 1995, Commission File No. 0-8909.
     10.12--      Certificate Purchase Agreement between the Placement Agent, as initial purchaser, and the Company: Incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K
                  dated June 29, 1995, Commission File No. 0-8909.
     10.13--      Loan and Security Agreement dated May 31, 1996, between
                  NationsBank, N.A. (South) and Emergent Financial Corporation.
                  Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996.
     10.14--      Amendment No. 1 to Loan and Security agreement dated October 10, 1995, between NationsBank of
                  Georgia, N.A. and Emergent Commercial Mortgage, Inc.  Incorporated by reference to Exhibit 10.2 to  the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
     10.15--      Amendment Number 4 to Loan and Security Agreement dated
                  December 29, 1993, between NationsBank of Georgia and Emergent
                  Business Capital, Inc. Incorporated by reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1996.
     10.16--      Amendment No. 5 to Loan and Security Agreement dated December 29, 1993 between NationsBank of
                  Georgia and Emergent Business Capital, Inc.  Incorporated by reference to Exhibit 10.16 to the
                  Company's Registration Statement on Form S-1, Commission File No. 333-01393.
     10.17--      Amendment No. 2 to Loan and Security Agreement dated October 10, 1995, between NationsBank of
                  Georgia, N.A. and Emergent Commercial Mortgage, Inc.  Incorporated by reference to Exhibit
                  10.17 to          the Company's Registration Statement on Form S-1, Commission File No.
                  333-01393.
     10.18--      Amendment Nos. 5, 6, and 7 to Mortgage Loan Warehousing Agreement dated March 6, 1996 between
                  First Union National Bank of North Carolina and Carolina Investors, Inc.  Incorporated by
                  reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Commission File
                  No. 333-01393.
     10.19--      Amendent Nos. 3 and 4 to Mortgage Loan Warehousing Agreement dated February 4, 1997, and March
                  5, 1997, respectively, between First Union National Bank of North Carolina and Emergent
                  Mortgage Corp. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1996.
     10.20--      Interim Warehouse and Security Agreement dated March 4, 1997, between Prudential Securities
                  Credit Corporation and Emergent Mortgage Corp. Incorporated by reference to Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1996.
     10.21--      Emergent Group, Inc. Employee Stock Purchase Plan:  Incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8, Commission File No. 333-20179.
     10.22--      Amended and restated Mortgage Loan Warehousing Agreement dated March 20, 1997, between First Union
                  National Bank of North Carolina and Emergent Mortgage Corp. Incorporated by reference to Exhibit
                  10.22 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.
     10.23--      Amended and restated loan and security agreement dated June 13, 1997, between NationsBank, N.A.
                  and Emergent Financial Corp. Incorporated by reference to Exhibit 10.23 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
     10.24--      Amended and restated loan and security agreement dated June 13, 1997, between NationsBank, N.A. and
                  Emergent Commercial Mortgage. Incorporated by reference to Exhibit 10.24 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
     10.25--      Amended and restated Interim Warehouse Agreement dated July 25, 1997, between Prudential
                  Securities Credit Corporation and Emergent Mortgage Corp. Incorporated by reference to Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
     10.26--      Amendment No. 3 to Loan and Security Agreement between BankAmerica Business Credit, Inc. and The Loan
                  Pro$, Inc. dated July 30, 1997. Incorporated by reference to Exhibit 10.26 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
     10.27--      Amendment No. 5 to Loan and Security Agreement between BankAmerica Business Credit, Inc. and Premier
                  Financial Services, Inc. dated August 1, 1997. Incorporated by reference to Exhibit 10.27 to the
                  Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
     10.28--      Amended and restated mortgage loan warehousing agreement dated September 30, 1997, between First
                  Union National Bank and Carolina Investors, Inc. Incorporated by reference to Exhibit 10.1 to the
                  Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.29--      First amendment to amended and restated mortgage loan warehousing agreement dated July 31, 1997, between First Union National Bank and Emergent Mortgage Corporation.
                  Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.30--      Annex 1 to the master repurchase agreement dated August 1, 1997, between First Union National Bank and Emergent Mortgage Corporation. Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.31--      Amended and restated loan and security agreement dated August 12, 1997, between NationsBank, N.A.
                  and Hibernia National Bank and Emergent Business Capital, Inc. Incorporated by reference to Exhibit
                  10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.32--      Amendment No. 1, dated September 19, 1997, to the loan and security agreement between NationsBank, N.A.
                  and Hibernia National Bank and Emergent Business Capital, Inc. Incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.33--      Amendment No. 1, dated September 19, 1997, to the loan and security agreement between NationsBank, N.A.
                  and Hibernia National Bank and Emergent Financial Corp. Incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
     10.34--      Amendment No. 1, dated September 19, 1997, to the loan and security agreement between NationsBank, N.A.
                  and Hibernia National Bank and Emergent Commercial Mortgage, Inc. Incorporated by reference to Exhibit
                  10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997.




     11.1--       Statement re: computation of earnings per share.
     16.1--       Letter of Elliott, Davis & Company, L.L.P. dated September 5,
                  1996. Incorporated by reference to Exhibit 16.1 to the
                  Company's Current Report on Form 8-K dated August 26, 1996,
                  Commission File No.
                  0-8909.
     21.0--       Listing of subsidiaries.
     23.1--       Report of Independent Auditors (Elliott, Davis & Company, L.L.P.) for each of the two years in the period ended December 31, 1995. Incorporated by reference to Exhibit 23.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1996.
     23.2--       Consent of KPMG Peat Marwick LLP to include report of Independent Auditors for the year ended
                  December 31, 1996, in the:  (1) Company's registration statement on Form S-8 dated July 11,
                  1996, for the Emergent Group, Inc. 1995 Employee and Officer Stock Option Plan, Commission File
                  No. 333- 07923; (2) Company's registration statement on Form S-8 dated July 11, 1996, for the
                  Emergent Group,   Inc. Restricted Stock Agreement Plan, Commission File No. 333-07927; (3)
                  Company's registration statement on Form S-8 dated July 11, 1996, for the Emergent Group, Inc.
                  1995 Director Stock Option Plan, Commission File No. 333-07925; and (4) Company's
                  registration statement on Form S-8 dated February 14, 1997, for the Emergent Group, Inc.
                  Employee Stock Purchase Plan, Commission File No. 333-20179.
     27.1--       Financial Data Schedule (For SEC Use Only).


                  (b) Reports on Form 8-K filed in the fourth quarter of 1997:

                                    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EMERGENT GROUP, INC.
                                         ---------------------------------------
                                         Registrant

April 13, 1998                            \s\ John M. Sterling, Jr.
------------------------------           ---------------------------------------
(Date)                                   John M. Sterling,  Jr., Chairman of
the
                                         Board of Directors and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  \s\ Robert S. Davis                               \s\ Tecumseh Hooper, Jr.
  ------------------------------------------        -----------------------------------------
Robert S. Davis                                     Tecumseh Hooper, Jr.
Vice President-Administration                       Director
Director

  \s\ John M. Sterling, Jr.                          \s\ Clarence B. Bauknight
  ------------------------------------------        -----------------------------------------
John M. Sterling, Jr.                                Clarence B. Bauknight
Chairman of the Board of Directors                   Director
and Chief Executive Officer

  \s\ Buck Mickel                                    \s\ Porter B. Rose
  ------------------------------------------        -----------------------------------------
Buck Mickel                                          Porter B. Rose
Director                                             Director

  \s\ Jacob H. Martin                                \s\ Keith B. Giddens
  ------------------------------------------        -----------------------------------------
Jacob H. Martin                                      Keith B. Giddens
Director                                             President and Chief Operating Officer
                                                     Director

   April 13, 1998                                    \s\ Kevin J. Mast
  ------------------------------------------        -----------------------------------------
(Date)                                               Kevin J. Mast
                                                     Vice President,
                                                     Chief Financial Officer and Treasurer
