Form 10-K/A
period 1997-12-31
EMERGENT GROUP INC
filed 1998-04-17
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-K/A


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

Item 7 set forth replaces in its entirety Item 7 set forth in the Company's 10-K filing on April 15, 1998.




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

                                                           ==========     ==========     ==========



                  The Company's net income, as a percentage of revenues, decreased substantially in 1997 from 1996 as a result of increased expenses associated with the start-up of three new retail mortgage regional operating centers for HomeGold(R), expansion of Sterling Lending Corp. retail mortgage branches to 13, expansion of portfolio management department to handle anticipated increases to the Company's serviced portfolio, and expansion of broker wholesale operations. These significant start-up costs were expensed during 1997 and accordingly, have substantially reduced current operating profit margins. For the fourth quarter of 1997, income from continuing operations decreased to a loss of $457,000 from income of $4.3 million in the third quarter. The profit margin worsened as a result of approximately $500,000 additional reserves taken in the Auto Loan Division (which was sold in March
1998), write-off of approximately $3.0 million for potential loss on a receivable from a former strategic alliance partner, approximately $500,000) of additional costs for the Small Business Loan Division as a result of continued expansion of that business, and approximately $5.3 million in increased costs for the Mortgage Loan Division. Approximately $2.6 million of these increased costs was due to the new Houston Regional Operating Center for HomeGold(R) which was opened on October 1, 1997. Approximately $1.0 million of the increased costs was due to increased personnel and expansion of the broker wholesale operations, which is being increased from 4 regions to 7 regions. The remaining increased costs for the Mortgage Loan Division in the fourth quarter 1997 was due to additional expansion in the other three HomeGold(R) Regional Operating Centers, additional corporate infrastructure for MIS and Training, and continued enhancements and expansion of the portfolio management department. These expansions were partially performed in anticipation of meeting increased origination estimates. Origination volume, however, levelled-off in the fourth quarter of 1997 ($308.4 million in the fourth quarter as compared to $300.2 million in the third quarter), which combined with the continued expansion, contributed to the decreased operating margins. The Company anticipates its efficiency ratios for loans originated per originator to decrease in the first quarter of 1998 as a result of the Company's reorganization and personnel changes, and accordingly will continue to have higher costs relative to revenue during the first part of 1998. Management plans to improve these efficiency ratios, both through evaluating and improving loans originated per originator as well as to cut operating costs where possible to improve operating efficiencies by the end of 1998.





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


                  The Company originally used 50 basis points annual losses on its first three mortgage securitization transactions, but in the fourth quarter of 1997, changed its loss assumption to 60 basis points per annum as a result of projected higher than anticipated delinquencies within the securitization pools. The Company also modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 20 CPR, up from the deals' pricing speeds of 18 HEP on the first two deals and 17 HEP on the second two securitizations. Actual prepayment speeds have been running below these assumptions, and the trusts have experienced virtually no losses to date. The impact in the fourth quarter of the changes in these assumptions was to reduce fair value of these residual interests by approximately $1.0 million. These changes were the result of the Company's attempt to refine the modeling of the anticipated cash flows to better match expected future cash flows.


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

The following sets forth the accurate signature page of the Company's 10-K filed on April 15, 1998.


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

  \s\ J. Robert Philpott, Jr.                       \s\ Tecumseh Hooper, Jr.
  ------------------------------------------        -----------------------------------------
J. Robert Philpott, Jr.                             Tecumseh Hooper, Jr.
Director                                            Director

  \s\ John M. Sterling, Jr.                          \s\ Clarence B. Bauknight
  ------------------------------------------        -----------------------------------------
John M. Sterling, Jr.                                Clarence B. Bauknight
Chairman of the Board of Directors                   Director
and Chief Executive Officer

  \s\ Buck Mickel                                    \s\ Porter B. Rose
  ------------------------------------------        -----------------------------------------
Buck Mickel                                          Porter B. Rose
Director                                             Director

  \s\ Larry G. Blackwell                             \s\ Keith B. Giddens
  ------------------------------------------        -----------------------------------------
Larry G. Blackwell                                   Keith B. Giddens
Director                                             President and Chief Operating Officer
                                                     Director

   April 13, 1998                                    \s\ Kevin J. Mast
  ------------------------------------------        -----------------------------------------
(Date)                                               Kevin J. Mast
                                                     Vice President,
                                                     Chief Financial Officer and Treasurer
