Form 10-Q
period 1998-03-31
EMERGENT GROUP INC
filed 1998-05-15
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                          Commission File Number 0-8909

                                   ----------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                               Outstanding at April 30, 1998
----------------------------------------           -----------------------------
Common  Stock, par value $0.05 per share                     9,708,083

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page
-------  ---------------------                                             ----

Item 1.  Financial Statements for Emergent Group, Inc.
         ---------------------------------------------

         Consolidated Balance Sheets as of
                March 31, 1998 and December 31, 1997                         4

         Consolidated Statements of Income
                for  the three months ended March 31, 1998
                and March 31, 1997                                           6

         Consolidated Statements of Cash Flows
                for the three months ended March 31, 1998 and
                March 31, 1997                                               7

         Notes to Consolidated Financial Statements                          8

         Financial Statements for Sterling Lending Corporation,
         -----------------------------------------------------
         a majority-owned subsidiary of Emergent Group, Inc.
         ---------------------------------------------------

         Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                          19

         Consolidated Statements of Income
              for the three months ended March 31, 1998
              and March 31, 1997                                            20

         Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998 and
              March 31, 1997                                                21

         Notes to Consolidated Financial Statements                         22

Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition               23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  42

Item 2.  Changes in Securities                                              42

Item 3.  Defaults Upon Senior Securities                                    42

Item 4.  Submission of Matters to a Vote of Security Holders                42

Item 5.  Other Information                                                  42

Item 6.  Exhibits and Reports on Form 8-K                                   42

                          PART I. FINANCIAL INFORMATION

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           March       December
                                                            31,           31,
                                                         ---------    ---------
                                                            1998         1997
                                                         ---------    ---------
                                                             (In thousands)
                                     ASSETS

Cash and cash equivalents                                $   6,043    $   7,561
Restricted cash                                              3,502        2,323
Loans receivable:
   Loans receivable held for investment                    110,224      100,379
   Loans receivable held for sale                          225,906      197,236
                                                         ---------    ---------
      Total loans receivable                               336,130      297,615
   Less allowance for credit losses on loans                (7,685)      (6,528)
   Less unearned discount, dealer reserves,
        and deferred loan costs                             (3,155)      (2,658)
                                                         ---------    ---------
         Net loans receivable                              325,290      288,429

Other receivables:
   Income taxes receivable                                     536        1,029
   Accrued interest receivable                               3,713        4,407
   Other receivables                                         4,530        9,651
                                                         ---------    ---------
        Total other receivables                              8,779       15,087
Investment in asset-backed securities                       20,308       16,439
Interest-only strip securities                              49,389       44,440
Net property and equipment                                  18,579       18,080
Excess of cost over net assets of acquired
   businesses, net of accumulated amortization               2,339        2,874
   of $1,513 in 1998 and $978 in 1997
Real estate and personal property acquired
    through foreclosure                                      2,358        3,295
Other assets                                                16,729       17,624
                                                         ---------    ---------

Total assets                                             $ 453,316    $ 416,152
                                                         =========    =========

See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              March     December
                                                               31,         31,
                                                            --------    --------
                                                              1998        1997
                                                            --------    --------
                                                             (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse lines of credit                                $129,611    $ 77,605

   Investor savings:
        Notes payable to investors                           122,811     115,368
        Subordinated debentures                               19,731      18,947
                                                            --------    --------
           Total investor savings                            142,542     134,315

   Senior unsecured debt                                     125,000     125,000

   Accounts payable and accrued liabilities                    6,166       6,517
   Remittances payable                                         5,403       4,591
   Accrued interest payable                                    1,644       4,750
                                                            --------    --------
        Total other liabilities                               13,213      15,858
                                                            --------    --------

Total liabilities                                            410,366     352,778

Minority interest                                                 66        --
Commitments and contingencies

Shareholders' equity:
   Common stock, par value $.05 per share -
     authorized 100,000,000 shares, issued                       485         484
     and outstanding 9,708,083 shares in 1998 and
     9,686,477 shares in 1997
   Capital in excess of par value                             38,739      38,609
   Retained earnings                                           3,660      24,281
                                                            --------    --------
Total shareholders' equity                                    42,884      63,374
                                                            --------    --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $453,316    $416,152
                                                            ========    ========


See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
                                                             (In thousands,
                                                           except share data)
REVENUES:
   Interest income                                      $    8,673   $    6,207
   Servicing income                                          2,782        1,145
   Gain on sale of loans:
     Cash gain on sale of loans                              3,449        1,803
     Non-cash gain on sale of loans                          2,929        4,415
     Loan fee income                                         3,602        5,878
                                                        ----------   ----------
       Total gain on sale of loans                           9,980       12,096

   Other revenues                                            1,539          237
                                                        ----------   ----------
       Total revenues                                       22,974       19,685
                                                        ----------   ----------

EXPENSES:
   Interest                                                  8,433        3,727
   Provision for credit losses                               4,829        2,073
   Salaries, wages and employee benefits                    18,272        8,045
   Business development costs                                3,479        1,198
   Other general and administrative expense                  7,902        4,042
                                                        ----------   ----------
       Total expenses                                       42,915       19,085
                                                        ----------   ----------

       Income (loss) before income taxes
          and minority interest                            (19,941)         600
Provision for income taxes                                     678           42
                                                        ----------   ----------

       Income (loss) before minority interest              (20,619)         558
Minority interest in earnings (loss) of subsidiaries             4         (156)
                                                        ==========   ==========
       Net income (loss)                                $  (20,615)  $      402
                                                        ==========   ==========

Basic earnings (loss) per share of common stock         $    (2.12)  $     0.04
                                                        ==========   ==========

Basic weighted average shares outstanding                9,701,993    9,143,170
                                                        ==========   ==========

Diluted earnings (loss) per share of common stock       $    (2.12)  $     0.04
                                                        ==========   ==========

Diluted weighted average shares outstanding              9,701,993    9,351,096
                                                        ==========   ==========


See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                     1998         1997
                                                                  ---------    ---------
                                                                      (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                            $ (20,615)   $     402
     Adjustments to reconcile net income to net cash
       provided by (used) in operating activities:
               Depreciation and amortization                            900          567
               Benefit for deferred income taxes                       --           (337)
               Provision for credit losses                            4,829        2,073
               Net (increase) decrease in deferred loan costs          (758)           2
               Net increase (decrease) in unearned discount and
                  other deferrals                                     1,254          (14)
               Loans originated with intent to sell                (258,714)    (198,392)
               Proceeds from loans sold                              98,864      101,576
               Proceeds from securitization of loans                 93,817       79,825
               Other                                                  5,068         (329)
               Changes in operating assets and liabilities
                  decreasing cash                                    (1,021)      (4,267)
                                                                  ---------    ---------
      Net cash used in operating activities                       $ (76,376)   $ (18,894)
                                                                  ---------    ---------

INVESTING ACTIVITIES:
     Loans originated for investment purposes                     $ (39,809)   $ (22,996)
     Principal collections on loans not sold                         57,979       24,754
     Principal collections on asset-backed securities                   173          177
     Increase in overcollateralization within asset-backed
        securities                                                   (3,955)        (335)
     Proceeds from sale of real estate and personal property
        acquired through foreclosure                                  1,530        1,503
     Purchase of property and equipment                              (1,344)      (2,736)
     Other                                                              (75)        (163)
                                                                  ---------    ---------
     Net cash provided by investing activities                       14,499          204
                                                                  ---------    ---------

FINANCING ACTIVITIES:
     Advances on warehouse lines of credit                          144,770      225,997
     Payments on warehouse lines of credit                          (92,764)    (212,033)
     Net increase in notes payable to investors                       7,444        2,984
     Net increase in subordinated debentures                            784        1,880
     Proceeds from issuance of additional common stock                  131           12
     Other                                                               (6)        --
                                                                  ---------    ---------
     Net cash provided by financing activities                       60,359       18,840
                                                                  ---------    ---------
     Net increase (decrease) in cash and cash equivalents            (1,518)         150

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                 7,561        1,276
                                                                  ---------    ---------
  END OF PERIOD                                                   $   6,043    $   1,426
                                                                  =========    =========



See Notes to Unaudited Financial Statements

                      EMERGENT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PREPARATION

The accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's historic accounting policy provided that the estimated lower of cost or market analysis for loans held for sale be assessed on a disaggregate basis based solely on the type of loan (e.g. mortgage, commercial and auto). Beginning in the first quarter of 1998, the Company has elected to further disaggregate the mortgage loan portfolio for purposes of estimating the lower of cost or market assessment by evaluating loans secured by first liens, separately from loans secured by second liens. This change resulted in a loss of approximately $5.0 million in the first quarter of 1998.

NOTE 3--CASH FLOW INFORMATION

For the three-month periods ended March 31, 1998 and 1997, the Company paid interest of $11,539,000 and $3,559,000, respectively.

For the three-month periods ended March 31, 1998 and 1997, the Company paid income taxes of $187,000 and $68,000, respectively.

NOTE 4--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1998, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled approximately $1.4 million. The investments were secured by U.S. Government securities pledged by the banks.

NOTE 5 - RESTRICTED CASH

The Company is required to establish and maintain cash reserve and collection accounts with a trustee in connection with the securitization of certain mortgage and SBA loans. These accounts are shown as restricted cash on the Company's consolidated balance sheets.

NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the three months ended March 31, 1998 and 1997.

NOTE 7 - INCOME TAXES

A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
                                                               (in thousands)
Statutory federal rate of 34% applied to pre-tax income
  from continuing operations before minority interest        $(6,780)   $   204
State income taxes, net of federal income tax benefit             47         18
Change in the beginning of the year balance of the
  valuation allowance for deferred tax assets allocated
  to income tax expense                                        7,254       (382)
Nondeductible expenses                                            33         10
Amortization of excess cost over net assets of acquired
  businesses                                                      17         16
Other, net                                                       107        176
                                                             -------    -------
                                                             $   678    $    42
                                                             =======    =======

Provision for income taxes from continuing operations is comprised of the following:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
                                                               (in thousands)

Current
  Federal                                                    $   607    $   103
  State and local                                                 71        275
                                                             -------    -------
                                                                 678        378
Deferred
  Federal                                                       --          (88)
  State and local                                               --         (248)
                                                             -------    -------
                                                                --         (336)
Total
  Federal                                                        607         15
  State and local                                                 71         27
                                                             -------    -------
                                                             $   678    $    42
                                                             =======    =======

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                          March     December
                                                                           31,         31,
                                                                        --------    --------
                                                                          1998        1997
                                                                        --------    --------
                                                                           (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                   $   (857)   $   (796)
   Difference between book and tax basis of the interest-only strip securities associated with the Company's investment in the Real
      Estate Investment Trust                                             (4,376)     (3,849)
   Deferred loan costs                                                      (886)       (608)
   Other                                                                    (213)        (90)
                                                                        --------    --------
     Total gross deferred tax liabilities                                 (6,332)     (5,343)
                                                                        --------    --------

Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles        225         216
   Allowance for credit losses                                             3,911       3,525
   AMT credit carryforward                                                  --           608
   Operating loss carryforward                                            12,482       4,171
   Unrealized gain on loans to be sold                                     1,058         909
   Other                                                                      61          65
                                                                        --------    --------
     Total gross deferred tax assets                                      17,737       9,494
     Less valuation allowance                                             (7,254)       --
                                                                        --------    --------
   Net deferred tax asset                                               $  4,151    $  4,151
                                                                        ========    ========

The valuation allowance at March 31, 1998 relates to net operating loss ("NOL") carryforwards. The decision to record the valuation allowance was based on changes in 1998 earnings projections. Current projections are for a taxable loss in 1998. The ability to fully utilize all of the NOL's expiring in 1999 is reduced by the Company's anticipated current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $4.0 million in 1997 and $1.7 million in the three months ended March 31, 1998 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset.

As of March 31, 1998, the Company has available Federal NOL's expiring as follows (in thousands):

                            1999             $ 8,463
                            2000               3,297
                            2001               1,911
                            2002 and after    25,334
                                             -------
                                             $39,005
                                             =======

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

NOTE 8 - WAREHOUSE LINES OF CREDIT

The Company's mortgage lending subsidiaries are parties to three different revolving credit facilities providing them with an aggregate line of credit of $395.0 million. These credit facilities require, among other matters, a specified debt to net worth ratio and a minimum tangible net worth, and contain restrictions on the payment of dividends to the Company. One of these credit facilities, providing a $200.0 million line of credit to HomeGold, Inc., also limits loans and advances by HomeGold, Inc. to the Company. The Company is currently in violation of its minimum tangible net worth and maximum leverage ratio covenants under its credit facilities. The banks have granted the Company a temporary forebearance related to the above mentioned violations. The Company will meet with the banks during May 1998 and attempt to obtain waivers or modifications. However, no assurance can be given that the Company will be successful at obtaining such waivers or modifications.

The Company's small business lending subsidiaries have various lines of credit providing them with an aggregate line of credit of $50.0 million. These lines of credit require, among other things, minimum tangible net worth ratios, maximum ratios of total liabilities to tangible net worth and minimum interest coverage ratios, and contain limitations on the amount of capital expenditures in any fiscal year and restrictions on the payment of dividends.

NOTE 9 - SUBSIDIARY GUARANTORS

In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At March 31, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

The following tables present consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors and has not presented separate financial statements for each of the Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. Separate financial statements for the majority-owned Sterling Lending Corporation are contained herein.


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

The Subsidiary Guarantors consist of the following subsidiaries of the Company:

     HomeGold, Inc. (100% owned)
     Emergent Mortgage Corp. of Tennessee (100% owned)
     Carolina Investors, Inc. (100% owned)
     Sterling Lending Corporation (80% owned)
     Sterling Lending Insurance Agency, Inc. (100% owned
          by Sterling Lending Corporation)
     Emergent Business Capital, Inc. (100% owned)
     Emergent Commercial Mortgage, Inc. (100% owned)
     Emergent Financial Corp. (100% owned)
     Emergent Business Capital Equity Group (100% owned)
     Emergent Insurance Agency Corp. (100% owned)


As of March 31, 1998, the Subsidiary Guarantors conduct all of the Company's operations other than its special purpose bankruptcy-remote securitization subsidiaries and its mezzanine lending operations performed through Reedy River Ventures Limited Partnership, a small business investment company. Prior to March 1998, The Loan Pro $, Inc. and Premier Financial Services, Inc. (the Company's Auto Loan Division subsidiaries) were also guarantors under this indebtedness.

                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                 March 31, 1998
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                            Combined
                                                             Combined         Non
                                                           Wholly-Owned   Wholly-Owned    Combined
                                               Parent        Guarantor     Guarantor    Non-Guarantor
                                               Company     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------    ------------   ------------  -------------   ------------   ------------
                ASSETS

Cash and cash equivalents                     $   1,142     $   4,500      $     333      $      68       $   --      $   6,043
Restricted cash                                    --            --             --            3,502           --            3,502

Loans receivable:
   Loans receivable held for investment             742       100,232           --            9,250           --          110,224
   Loans receivable held for sale                  --         225,906           --             --             --          225,906
   Notes receivable from affiliates              72,294        12,386           --               12        (84,692)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Total loans receivable                  73,036       338,524           --            9,262        (84,692)       336,130

   Less allowance for credit losses on
      loans                                        (371)       (7,314)          --             --             --           (7,685)
   Less unearned discount, dealer
      reserves, and deferrals
      net of deferred loan costs                   (100)       (2,882)          --             (173)          --           (3,155)
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Net loans receivable                    72,565       328,328           --            9,089        (84,692)       325,290

Other Receivables:
   Accrued interest receivable                       43         3,576           --               94           --            3,713
   Other receivables                                104         5,280            275              4           (597)         5,066
                                              ---------     ---------      ---------      ---------      ---------      ---------
      Total other receivables                       147         8,856            275             98           (597)         8,779

Investment in subsidiaries                       84,774        14,364           --             --          (99,138)          --

Investment in asset-backed securities              --          13,471           --            6,837           --           20,308
Interest-only strip securities                     --          37,107           --           12,282           --           49,389
Net property and equipment                        1,890        15,308          1,381           --             --           18,579
Net excess of cost over net assets of
   acquired businesses                               42         2,894           --              338           (935)         2,339
Real estate and personal property
   acquired through foreclosure                     253         2,105           --             --             --            2,358
Other assets                                      8,946         9,205            168            624         (2,214)        16,729
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total assets                                  $ 169,759     $ 436,138      $   2,157      $  32,838       $(187,576)  $   453,316
                                              =========     =========      =========      =========      =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Warehouse lines of credit                  $    --       $ 129,611      $    --        $    --         $   --      $   129,611

   Investor savings:
      Notes payable to investors                   --         122,811           --             --             --          122,811
      Subordinated debentures                      --          19,731           --             --             --           19,731
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Total investor savings                    --         142,542           --             --             --          142,542

   Senior unsecured debt                         25,000          --             --             --             --          125,000

   Accounts payable and accrued
      liabilities                                 1,315         6,791            674            197         (2,811)         6,166
   Remittances payable                             --           5,403           --             --             --            5,403
   Accrued interest payable                         560         1,084           --             --             --            1,644
   Due to affiliates                               --              92           --            8,239         (8,331)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------
      Total other liabilities                     1,875        13,370            674          8,436        (11,142)        13,213

   Subordinated debt to affiliates                 --          66,223            829          6,000        (73,052)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------

Total liabilities                               126,875       351,746          1,503         14,436        (84,194)       410,366

Minority interest                                  --            --             --               66           --               66

Shareholders' equity:
   Common stock                                     485         4,094           --               11         (4,105)           485
   Preferred stock                                 --            --            6,200           --           (6,200)          --
   Capital in excess of par value                38,739        59,119           --           18,338        (77,457)        38,739
   Retained earnings                              3,660        21,179         (5,546)           (13)       (15,620)         3,660
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total shareholders' equity                       42,884        84,392            654         18,336       (103,382)        42,884
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total liabilities and shareholders'
   equity                                     $ 169,759     $ 436,138      $   2,157      $  32,838      $(187,576)     $ 453,316
                                              =========     =========      =========      =========      =========      =========

                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                December 31, 1997
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                            Combined
                                                             Combined         Non
                                                           Wholly-Owned   Wholly-Owned    Combined
                                               Parent        Guarantor     Guarantor    Non-Guarantor
                                               Company     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------    ------------   ------------  -------------   ------------   ------------
                ASSETS

Cash and cash equivalents                     $     713         6,411      $     263      $     174      $    --            7,561
Restricted cash                                    --             103           --            2,220           --            2,323

Loans receivable:
   Loans receivable held for investment            --          93,129           --            7,250           --          100,379
   Loans receivable held for sale                  --         187,911          9,325           --             --          197,236
   Notes receivable from affiliates              71,854        31,851           --               25       (103,730)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Total loans receivable                  71,854       312,891          9,325          7,275       (103,730)       297,615

   Less allowance for credit losses on
      loans                                        --          (6,528)          --             --             --           (6,528)
   Less unearned discount, dealer
      reserves, and deferrals
      net of deferred loan costs                   --          (2,098)          (368)          (192)          --           (2,658)
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Net loans receivable                    71,854       304,265          8,957          7,083       (103,730)       288,429

Other Receivables:
   Accrued interest receivable                     --           4,250             63             94           --            4,407
   Other receivables                              3,678         6,802            496           --             (296)        10,680
                                              ---------     ---------      ---------      ---------      ---------      ---------
      Total other receivables                     3,678        11,052            559             94           (296)        15,087

Investment in subsidiaries                      108,854          --             --             --         (108,854)          --

Investment in asset-backed securities              --          10,139           --            6,300           --           16,439
Interest-only strip securities                     --          33,337           --           11,103           --           44,440
Net property and equipment                        1,666        15,086          1,328           --             --           18,080
Net excess of cost over net assets of
   acquired businesses                               42         3,426           --              342           (936)         2,874
Real estate and personal property
   acquired through foreclosure                    --           3,295           --             --             --            3,295
Other assets                                      8,545        10,324            207            237         (1,689)        17,624
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total assets                                  $ 195,352     $ 397,438      $  11,314      $  27,553      $(215,505)   $   416,152
                                              =========     =========      =========      =========      =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Warehouse lines of credit                 $    --       $  77,605      $    --        $    --         $   --      $    77,605

   Investor savings:
      Notes payable to investors                   --         115,368           --             --             --          115,368
      Subordinated debentures                      --          18,947           --             --             --           18,947
                                              ---------     ---------      ---------      ---------      ---------      ---------
         Total investor savings                    --         134,315           --             --             --          134,315

   Senior unsecured debt                         25,000          --             --             --             --          125,000

   Accounts payable and accrued liabilities         312         7,408            760             22         (1,985)         6,517
   Remittances payable                             --           4,591           --             --             --            4,591
   Accrued interest payable                       3,645         1,105           --             --             --            4,750
   Due to affiliates                              3,021          --             --            7,057        (10,078)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------
      Total other liabilities                     6,978        13,104            760          7,079        (12,063)        15,858

   Subordinated debt to affiliates                 --          63,969          9,544         16,829        (90,342)          --
                                              ---------     ---------      ---------      ---------      ---------      ---------

Total liabilities                               131,978       288,993         10,304         23,908       (102,405)       352,778

Shareholders' equity:
   Common stock                                     484         4,259           --               10         (4,269)           484
   Preferred stock                                 --           4,621          5,700           --          (10,321)          --
   Capital in excess of par value                38,609        64,570           --            3,102        (67,672)        38,609
   Retained earnings                             24,281        34,995         (4,690)           533        (30,838)        24,281
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total shareholders' equity                       63,374       108,445          1,010          3,645       (113,100)        63,374
                                              ---------     ---------      ---------      ---------      ---------      ---------
Total liabilities and shareholders'
  equity                                      $ 195,352     $ 397,438      $  11,314      $  27,553      $(215,505)     $ 416,152
                                              =========     =========      =========      =========      =========      =========

                       CONSOLIDATING STATEMENTS OF INCOME
                        Three Months Ended March 31, 1998
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                            Combined
                                                             Combined         Non
                                                           Wholly-Owned   Wholly-Owned    Combined
                                               Parent        Guarantor     Guarantor    Non-Guarantor
                                               Company     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------    ------------   ------------  -------------   ------------   ------------
REVENUES:
   Interest income                            $  2,061      $  8,938     $     10         $    265       $ (2,601)      $  8,673
   Servicing income                               --           3,600         --                454         (1,272)         2,782
   Gain on sale of loans:
      Cash  gain on sale of loans                 --           3,292          157             --             --            3,449
      Non-cash gain on sale of loans              --           2,294          635             --             --            2,929
      Loan fee income                             --           2,974          594               34           --            3,602
                                              --------      --------     --------         --------       --------       --------
          Total gain on sale of loans             --           8,560        1,386               34           --            9,980

   Other revenues                                    4         1,166          127              402           (160)         1,539
                                              --------      --------     --------         --------       --------       --------
      Total revenues                             2,065        22,264        1,533            1,155         (4,033)        22,974

EXPENSES:
   Interest                                      3,659         7,310           80              139         (2,755)         8,433
   Provision for credit losses                    --           4,829         --               --             --            4,829
   Salaries, wages and employee benefits         1,233        15,756        1,283             --             --           18,272
   Business development costs                        2         3,378           99             --             --            3,479
   Other general and administrative expense        428         6,530          879               72             (7)         7,902
                                              --------      --------     --------         --------       --------       --------
      Total expenses                             5,322        37,803        2,341              211         (2,762)        42,915
                                              --------      --------     --------         --------       --------       --------

   Income (loss) before income taxes,
     minority  interest, and equity in
     undistributed earnings of
     subsidiaries                               (3,257)      (15,539)        (818)             944         (1,271)       (19,941)
   Equity  in  undistributed
     earnings of subsidiaries                  (16,455)         (820)        --                 --         17,275           --
                                              --------      --------     --------         --------       --------       --------
   Income (loss) before income
     taxes and minority interest               (19,712)      (16,359)        (818)             944         16,004        (19,941)

   Provision  (benefit)  for
      income taxes                                 903          (414)          38              151           --              678
                                              --------      --------     --------         --------       --------       --------
   Income (loss) before minority               (20,615)      (15,945)        (856)             793         16,004        (20,619)
      interest
   Minority  interest in
     (earnings) loss of
      subsidiaries                                --              --         --                  4           --                4
                                              --------      --------     --------         --------       --------       --------

   Net income (loss)                          $(20,615)     $(15,945)    $   (856)        $    797       $ 16,004       $(20,615)
                                              ========      ========     ========         ========       ========       ========

                       CONSOLIDATING STATEMENTS OF INCOME
                        Three Months Ended March 31, 1997
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                            Combined
                                                             Combined         Non
                                                           Wholly-Owned   Wholly-Owned    Combined
                                               Parent        Guarantor     Guarantor    Non-Guarantor
                                               Company     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------    ------------   ------------  -------------   ------------   ------------
REVENUES:
   Interest income                            $     30      $  6,779       $   --         $ --           $   (602)      $  6,207
   Servicing income                               --           1,145           --           --               --            1,145
   Gain on sale of loans:
      Cash gain on sale of loans                  --           1,772             31         --               --            1,803
      Non-cash  gain  on  sale
        of loans                                  --           4,415           --           --               --            4,415
      Loan fee income                             --           5,780             98         --               --            5,878
                                              --------      --------       --------       ------         --------       --------
          Total gain on sale
           of loans                               --          11,967            129         --               --           12,096

   Other revenues                                   37           195             11         --                 (6)           237
                                              --------      --------       --------       ------         --------       --------
      Total revenues                                67        20,086            140         --               (608)        19,685

EXPENSES:
   Interest                                         43         4,273             13         --               (602)         3,727
   Provision for credit losses                    --           2,073           --           --               --            2,073
   Salaries, wages and
     employee benefits                             632         6,694            719         --               --            8,045
   Business development costs                     --           1,116             82         --               --            1,198
   Other general and
     administrative expense                       (897)        4,304            642         --                 (7)         4,042
                                              --------      --------       --------       ------         --------       --------
      Total expenses                              (222)       18,460          1,456         --               (609)        19,085
                                              --------      --------       --------       ------         --------       --------

   Income (loss) before income
      taxes, minority interest, and
      equity in  undistributed                     289         1,626         (1,316)        --                  1            600
      earnings of subsidiaries
   Equity in undistributed
      earnings of subsidiaries                      36          --             --           --                (36)          --
                                              --------      --------       --------       ------         --------       --------
   Income (loss) before income taxes               325         1,626         (1,316)        --                (35)           600
      and minority interest

   Provision (benefit) for
      income taxes                                 (60)          103             (1)        --               --               42
                                              --------      --------       --------       ------         --------       --------
   Income (loss) before minority
      interest                                     385         1,523         (1,315)        --                (35)           558
   Minority interest in
     (earnings) loss of
      subsidiaries                                  17          (173)          --           --               --             (156)
                                              --------      --------       --------       ------         --------       --------

   Net income (loss)                          $    402      $  1,350       $ (1,315)      $ --           $    (35)      $    402
                                              ========      ========       ========       ======         ========       ========

                                       CONSOLIDATING STATEMENT OF CASH FLOWS
                                         Three Months Ended March 31, 1998
                                                    (UNAUDITED)
                                              (Dollars in thousands)


                                                                       Combined
                                                       Combined        Non
                                                      Wholly-Owned     Wholly-Owned   Combined
                                        Parent        Guarantor        Guarantor      Non-Guarantor
                                         Company      Subsidiaries     Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                        -----------   -------------    -----------    -----------   ------------    -------------
OPERATING ACTIVITIES:
   Net income (loss)                    $  (20,615)   $    (15,945)   $      (856)    $      797    $     16,004    $    (20,615)
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
Equity in undistributed
   earnings of subsidiaries                 16,455             820             --             --        (17,275)              --
Depreciation and amortization                  114             715             69              3             (1)             900
Provision  for  deferred  income taxes         441            (626)            38            147             --               --
Provision for credit losses                     --           4,829             --             --             --            4,829
Loans  originated with intent to sell           --        (258,714)            --             --             --         (258,714)
Principal   proceeds  from  sold loans          --          89,539          9,325             --             --           98,864
Proceeds from  securitization of loans          --          93,817             --             --             --           93,817
Other                                           --           5,866           (368)            66             --            5,564
Changes in operating  assets and
   liabilities increaseing (decreasing)
   cash                                        661            (424)           198         (1,456)            --           (1,021)
                                           -----------   -------------    -----------    -----------   ------------    -------------
Net  cash  provided  by  (used  in)
   operating activities                     (2,944)        (80,123)         8,406           (443)        (1,272)         (76,376)

INVESTING ACTIVITIES:
Loans   originated  for  investment
   purposes                                     --         (37,459)            --         (2,350)            --          (39,809)
Principal  collections on loans not
   sold                                         --          57,979             --             --             --           57,979
Principal collections on asset-
   backed securities                            --              --             --            173             --              173
Increase  in  overcollateralization
   from excess spread                           --          (3,334)            --           (621)            --           (3,955)
Investment in subsidiary                     6,759          (9,366)            --          2,607             --               --
Proceeds  from sale of real  estate
   and personal property
   acquired through foreclosure                 --           1,530             --             --             --            1,530
Purchase of property and equipment             (50)         (1,172)          (122)            --             --           (1,344)
Other                                           --             (75)            --             --             --              (75)
                                        -----------   -------------    -----------    -----------   ------------    -------------
Net   cash   used   in    investing
   activities                                6,709           8,103           (122)           (191)           --           14,499

FINANCING ACTIVITIES:
Advances on notes payable to banks              --         144,770             --             --             --          144,770
Payments on notes payable to banks              --         (92,764)            --             --             --          (92,764)
Net  increase  in notes  payable to
   investors                                    --           7,444             --             --             --            7,444
Net   increase   in    subordinated
   debentures                                   --             784             --             --             --              784
Advances (to) from subsidiary               (3,461)          9,875         (8,214)         1,800             --               --
Proceeds     from    issuance    of
   additional common stock                     131              --             --             --             --              131
Other                                           (6)             --             --         (1,272)         1,272               (6)
                                        -----------   -------------    -----------    -----------   ------------    -------------
Net  cash  provided  by  (used  in)
   financing activities                     (3,336)         70,109         (8,214)           528          1,272           60,359
                                        -----------   -------------    -----------    -----------   ------------    -------------
Net  increase  (decrease)  in  cash
   and cash equivalents                        429          (1,911)            70           (106)            --           (1,518)
CASH AND CASH  EQUIVALENTS,  BEGINNING
   OF YEAR                                     713           6,411            263            174             --            7,561
                                        -----------   -------------    -----------    -----------   ------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR  $    1,142    $      4,500    $       333     $       68    $        --     $      6,043
                                        ===========   =============    ===========    ===========   ============    =============

                                       CONSOLIDATING STATEMENT OF CASH FLOWS
                                         Three Months Ended March 31, 1997
                                                    (UNAUDITED)
                                              (Dollars in thousands)



                                                                   Combined
                                                    Combined       Non
                                                    Wholly-Owned   Wholly-Owned    Combined
                                       Parent       Guarantor      Guarantor     Non-Guarantor
                                       Company      Subsidiaries   Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                      ----------    -----------    -----------   -------------   ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                     $     402     $    1,350     $  (1,315)    $         --    $       (35)     $      402
Adjustments  to reconcile net income
   to net cash provided by (used in)
   operating activities:
Equity in undistributed  earnings           (36)            --             --              --             36              --
   of subsidiaries
Depreciation and amortization                47            422             99              --             (1)            567
Provision  for  deferred   income             2           (338)            (1)             --             --            (337)
   taxes
Provision for credit losses                  --          2,073             --              --             --           2,073
Loans  originated  with intent to            --       (196,749)        (1,643)             --             --        (198,392)
   sell
Principal proceeds from sold                 --         99,933          1,643              --             --         101,576
   loans
Proceeds from  securitization  of            --         79,825             --              --             --          79,825
   loans
Other                                       (15)          (326)            --              --             --            (341)
Changes in  operating  assets and
   liabilities increasing (decreasing)
   cash                                    (109)        (4,109)           128            (177)            --          (4,267)
                                      ----------    -----------    -----------   -------------   ------------    ------------
Net cash provided by (used  in)             291        (17,919)        (1,089)           (177)            --         (18,894)
   operating activities

INVESTING ACTIVITIES:
Loans   originated   for  investment         --        (22,996)            --              --             --         (22,996)
   purposes
Principal  collections  on loans not         --         24,754             --              --             --          24,754
   sold
Principal collections on                     --             --             --             177             --             177
   asset-backed securities
Additional investment in subsidiary      (4,739)         2,739          2,000              --             --              --
Proceeds  from  sale of real  estate
   and personal property acquired
   through foreclosure                       --          1,503             --              --             --           1,503
Purchase of property and equipment         (199)        (1,674)          (863)             --             --          (2,736)
Other                                        --           (498)            --              --             --            (498)
                                      ----------    -----------    -----------   -------------   ------------    ------------
Net  cash   provided  by  (used  in)
   investing activities                  (4,938)         3,828          1,137             177             --             204

FINANCING ACTIVITIES:
Advances on notes payable to banks           --        225,997             --              --             --         225,997
Payments on notes payable to banks           --       (212,033)            --              --             --        (212,033)
Net  increase  in notes  payable  to
   investors                                 --          2,984             --              --             --           2,984
Net increase in subordinated
   debentures                                --          1,880             --              --             --           1,880
Advances (to) from subsidiary             4,500         (4,360)          (140)             --             --              --
Proceeds     from     issuance    of         12             --             --              --             --              12
   additional common stock
                                      ----------    -----------    -----------   -------------   ------------    ------------
Net  cash   provided  by  (used  in)      4,512         14,468           (140)             --             --          18,840
   financing activities
                                      ----------    -----------    -----------   -------------   ------------    ------------
Net increase  (decrease) in cash and       (135)           377            (92)             --             --             150
   cash equivalents
CASH  AND CASH  EQUIVALENTS,  BEGINNING     192            958            126              --             --           1,276
   OF YEAR
                                      ----------    -----------    -----------   -------------   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR   $   57     $    1,335     $       34    $         --    $        --     $     1,426
                                      ==========    ===========    ===========   =============   ============    ============


                   STERLING LENDING CORPORATION AND SUBSIDIARY
              (A MAJORITY-OWNED SUBSIDIARY OF EMERGENT GROUP, INC.)
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                     MARCH 31,               DECEMBER 31,
                                                --------------------     -------------------
                                                       1998                     1997
                                                --------------------     -------------------
ASSETS:
Cash and cash equivalents                        $          332,849       $         262,612
Mortgage loans held for sale                                     --               9,325,758
Less net deferred loan fees                                      --                (368,274)
                                                --------------------     -------------------
        Net mortgage loans held for sale                         --               8,957,484
Other receivables                                           274,966                 558,703
Property and equipment, net                               1,381,035               1,327,532
Other assets                                                168,031                 207,338
                                                --------------------     -------------------
TOTAL ASSETS                                     $        2,156,881       $      11,313,669
                                                ====================     ===================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued liabilities         $          673,883       $         760,257
Subordinated debt to affiliates, due on demand              829,000               9,543,337
                                                --------------------     -------------------
        Total liabilities                                 1,502,883              10,303,594

Shareholders' equity:
   Common stock, no par value                                    --                      --
   Additional paid-in capital                             6,200,000               5,700,000
   Accumulated deficit                                   (5,546,002)             (4,689,925)
                                                --------------------     -------------------
        Total shareholders' equity                          653,998               1,010,075
                                                --------------------     -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $        2,156,881       $      11,313,669
                                                ====================     ===================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
              (A MAJORITY-OWNED SUBSIDIARY OF EMERGENT GROUP, INC.)
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------------
                                                      1998                     1997
                                                -------------------    ---------------------
REVENUES:
   Interest income                               $          10,038       $               --
   Gain on sale of loans                                   792,497                   31,186
   Loan fee income                                         593,698                   87,238
   Other revenues                                          126,948                   22,034
                                                -------------------    ---------------------
         Total revenues                                  1,523,181                  140,458
                                                -------------------    ---------------------
EXPENSES:
   Interest                                                 80,201                   12,716
   Salaries, wages and employee benefits                 1,282,760                  718,559
   Management fee to Parent                                150,000                  195,000
   Legal, audit, and professional fees                      63,274                   73,867
   Rent and utilities                                      155,627                   44,809
   Telephone                                               104,533                   30,234
   Travel and entertainment                                 72,635                   78,800
   Business development costs                               99,240                   82,215
   Other general and administrative expenses               332,970                  220,803
                                                -------------------    ---------------------
         Total expenses                                  2,341,240                1,457,003
                                                -------------------    ---------------------
Loss before income taxes                                  (818,059)              (1,316,545)

Provision (benefit) for income taxes                        38,018                   (1,135)
                                                -------------------    ---------------------
NET LOSS                                         $        (856,077)      $       (1,315,410)
                                                ===================    =====================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
              (A MAJORITY-OWNED SUBSIDIARY OF EMERGENT GROUP, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                          1998                      1997
                                                                  ----------------------    ---------------------
OPERATING ACTIVITIES:
Net loss                                                          $            (856,077)      $       (1,315,410)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                              68,854                   99,451
      Provision for deferred income taxes                                        38,018                   (1,135)
      Decrease in deferred loan fees                                           (368,274)                      --
      Principal proceeds from loans sold                                      9,325,758                1,642,890
      Loans originated with intent to sell                                           --               (1,642,890)
      Changes in operating assets and liabilities                               198,652                  127,879
                                                                  ----------------------    ---------------------
             Net cash provided by (used in) operating activities              8,406,931               (1,089,215)
                                                                  ----------------------    ---------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                             (122,357)                (862,960)
                                                                  ----------------------    ---------------------
             Net cash used in investing activities                             (122,357)                (862,960)
                                                                  ----------------------    ---------------------

FINANCING ACTIVITIES:
Cash investment from Parent                                                     500,000                2,000,000
Net cash paid on intercompany borrowings                                     (8,714,337)                (139,616)
                                                                  ----------------------    ---------------------
             Net cash provided by (used in) financing activities             (8,214,337)               1,860,384
                                                                  ----------------------    ---------------------
             Net increase (decrease) in cash and cash equivalents                70,237                  (91,791)
Cash and cash equivalents at beginning of year                                  262,612                  125,799
                                                                  ----------------------    ---------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $             332,849       $           34,008
                                                                  ======================    =====================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
              (A MAJORITY-OWNED SUBSIDIARY OF EMERGENT GROUP, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PREPARATION

Sterling Lending Corporation ("Sterling Lending" or "the Company") is an 80% owned subsidiary of Emergent Group, Inc. ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and the name was changed to Sterling Lending Corporation on July 24, 1996. Operations began August 1, 1996.

The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Insurance Agency (100% owned) and are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the footnotes thereto.

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position results of operations, and cash flows of the Company. All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

For the three-month periods ended March 31, 1998 and 1997, the Company paid interest of $80,201 and $12,716, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments readily convertible to known amounts of cash or having a maturity of three months or less to be cash equivalents.

The Company maintains its primary checking account with one bank. The amounts maintained in the checking account are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.

NOTE 4--ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the three months ended March 31, 1998 and 1997.

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

General

     The Company is a diversified financial services company headquartered in Greenville, South Carolina, which originates, purchases, sells, securitizes and services residential Mortgage Loans (through its "Mortgage Loan Division") and Small Business Loans (through its "Small Business Loan Division") to sub-prime customers. Prior to March 1998, the Company also originated, securitized and serviced Auto Loans. Substantially all of the assets of the Auto Loan Division were sold in the first quarter of 1998 in order to narrow the Company's financial services focus, and the Company no longer makes auto loans. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. Since 1996, the Company has been focused principally on expanding its mortgage loan division and small business loan division. During the fourth quarter of 1997, the Company opened its fourth retail mortgage regional operating center and expanded its existing retail mortgage operating centers, in order to increase capacity. As a result of this expansion, the Company has incurred significant expansion and start-up costs in the first quarter of 1998. Additionally in the fourth quarter of 1997, the Company restructured its Mortgage Loan Division. Because of this restructuring, loan origination volume decreased approximately 20% in the first quarter of 1998 as compared to the fourth quarter of 1997. Loan origination volume is anticipated to stay at this level in the second quarter of 1998, before increasing in the third and fourth quarters of 1998.

     While the above changes had a negative impact on earnings in the first quarter of 1998, the long-term benefits of these changes are expected to outweigh this negative impact. In order to concentrate effort on the larger retail mortgage operation ("HomeGold(R)"), the Company has determined to pursue the divestiture of its smaller retail mortgage origination subsidiary, Sterling Lending Corp. ("SLC"). This subsidiary was started in June 1996 and has originated only a small percentage of total retail loans.

The following table sets forth certain data relating to the Company's loans at and for the periods indicated:

                                                           At and For the Three                 At and For the Years Ended
                                                           Months Ended March 31,                      December 31,
                                                         -------------------------       ----------------------------------------
                                                            1998           1997             1997           1996           1995
                                                         ----------     ----------       ----------     ----------     ----------
                                                                                   (Dollars in thousands)
Mortgage Loans:
   Mortgage loans originated                             $  230,446     $  191,214       $1,082,816     $  328,649     $  192,800
   Mortgage loans sold                                       63,891         39,869          435,333        284,794        127,632
   Mortgage loans securitized                                92,173         77,526          487,563           --             --
   Total mortgage loans owned(4)                            277,219        159,614          231,145        146,231         88,165
   Total serviced mortgage loans(4)                         822,298        237,105          768,556        146,231         88,165
   Total serviced unguaranteed mortgage
       loans(1)(4)                                          822,298        237,105          700,248        146,231         88,165
   Average mortgage loans owned(2)                          259,453        165,938          215,790         97,281         74,158
   Average serviced mortgage loans(2)                       778,028        191,668          443,318         97,281         74,158
   Average serviced unguaranteed
       mortgage loans(1)(2)                                 774,542        191,668          411,549         97,281         74,158
   Average interest earned(2)                                  9.27%         10.63%           10.92%         11.97%         12.10%

Small Business Loans:
   Small business loans originated                       $   35,456     $    9,506       $   81,018     $   68,210     $   39,560
   Small business loans sold                                 10,538          3,784           41,232         33,060         25,423
   Small business loans securitized                           1,827          4,626           24,286         12,851         17,063
   Total small business loans owned(4)                       58,168         24,031           45,186         29,385         20,620
   Total serviced small business loans(4)                   221,015        145,026          198,876        140,809        108,696

   Total serviced unguaranteed small
       business loans(3)(4)                                  92,262         47,544           78,822         44,017         24,867

   Average small business loans owned(2)                     48,162         25,562           38,427         26,700         23,692

   Average serviced small business loans (2)                207,883        144,420          165,053        125,723         98,753
   Average serviced unguaranteed small
       business loans(2)(3)                                  85,542         45,781           61,420         34,442         21,819
   Average interest earned(2)                                 14.58%         13.82%           15.89%         12.61%         10.39%

Auto Loans:
   Auto loans originated                                 $    2,983     $    4,436       $   15,703     $   18,287     $   17,148
   Auto loans sold                                           20,578           --               --             --             --
   Auto loans securitized                                      --             --               --           16,107           --
   Total auto loans owned(4)                                    743         16,140           21,284         13,916         17,673
   Total serviced auto loans(4)                                 743         22,296           21,284         22,033         17,673
   Average auto loans owned(2)                               21,011         14,834           17,104         11,917         13,078
   Average serviced auto loans(2)                            21,011         22,259           22,267         21,277         13,078
   Average interest earned(2)                                 20.99%         23.84%           24.05%         23.57%       27.40 %

Total Loans:
   Total loans receivable(4)                             $  336,130     $  199,785       $  297,615     $  189,532     $  126,458
   Total serviced loans(4)                                1,044,056        404,427          988,716        309,073        214,534
   Total serviced unguaranteed loans(1)(3)(4)               915,303        306,945          800,354        212,281        130,705

----------
(1)  Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are daily averages for all periods, except 1995 averages, which are computed using beginning and ending balances.
(3)  Excludes guaranteed portion of SBA Loans.
(4)  Period end.

Operating Cash Flow

     The Company expects to continue to operate on a negative cash flow basis due to the level of cash required to fund the volume of loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) Mortgage Loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes"), senior unsecured debt and its warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales,
(ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized and subserviced loans,
(iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and
(v) excess cash flow received in each period with respect to interest-only and residual certificates.

     The Company overcollateralizes loans as a credit enhancement on the mortgage securitization transactions. This requirement creates negative cash flows in the year of securitization. This will continue to negatively impact the Company's cash flow as additional mortgage securitizations are completed in the future, unless the Company decides to alter its securitization structures or sell its residual interests in the securitization trusts. The Company reduces the negative cash flow impact from the overcollateralization of loans included in securitizations by continuing to sell loans on a whole-loan cash basis, and is planning to sell loans on a whole-loan cash basis in the second quarter of 1998 rather than engage in a securitization transaction. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy.

     The table below summarizes cash flows provided by and used in operating activities:

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (In thousands)
Operating Cash Income:
     Servicing fees received and excess cash
          flow from securitization trusts                $  6,682      $  1,306
     Interest received                                      9,367         6,180
     Cash gain on sale of loans                             3,449         1,803
     Cash loan origination fees received                    3,883         5,933
     Securitization hedge gains                                38          --
     Other cash income                                      1,549           238
                                                         --------      --------
          Total operating cash income                      24,968        15,460

Operating Cash Expenses:
     Securitization costs                                    (851)         (900)
     Cash operating expenses                              (28,753)      (13,246)
     Interest paid                                        (11,539)       (3,559)
     Taxes paid                                              (187)          (68)
                                                         --------      --------
          Total operating cash expenses                   (41,330)      (17,773)

     Cash deficit due to operating
           cash income and expenses                       (16,362)       (2,313)

Other Cash Flows:
     Cash provided by other payables and
           receivables                                      6,026           885
     Cash used in loans held for sale                     (66,040)      (17,466)
                                                         ========      ========
     Net cash used in operating activities               $(76,376)     $(18,894)
                                                         ========      ========
Revenues

     The principal components of the Company's revenues are (i) interest, fees and servicing revenues earned on its serviced loans receivable reduced by interest paid on borrowed funds associated with such serviced loans receivable;
(ii) gains resulting from the sale and securitization of its loans, including loan origination fees recognized.

     For  the  periods  indicated,   the  following  table  sets  forth  certain
information  derived  from  the  Company's   Consolidated  Financial  Statements
expressed as a percentage of total revenues.

                                                            For the Three Months
                                                              Ended March 31,
                                                            ------------------
                                                             1998         1997
                                                            -----        -----
Interest income                                              37.8%        31.5%
Servicing income                                             12.1          5.8
Cash gain on sale of loans                                   15.0          9.2
Non-cash gain on sale of loans                               12.7         22.4
Loan fee income                                              15.7         29.9
Other revenues                                                6.7          1.2
                                                            -----        -----
         Total revenues                                     100.0%       100.0%
                                                            =====        =====

Interest expense                                             36.7%        18.9%
Provision for credit losses                                  21.0         10.5
Salaries, wages and employee benefits                        79.5         40.9
Business development costs                                   15.1          6.1
Other general and administrative expenses                    34.4         20.6
Income (loss) from continuing  operations
  before income taxes                                       (86.7)         3.0
Provision for income taxes                                    3.0          0.2
Minority interest in earnings (loss) of subsidiaries         --           (0.8)
                                                            -----        -----
         Net income (loss)                                  (89.7)%        2.0%
                                                            =====        =====

Results of Operations

Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997

     The Company recognized a net loss of $20.6 million for the three months ended March 31, 1998 as compared to net income of $402,000 for the three months ended March 31, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to general and administrative expense structure and several one-time unusual items in the first quarter of 1998, which negatively impacted net income. These unusual items included, among other things, the deferral of approximately $6 million in loan fees and gain on sale related to March production not sold (resulting from the Company's decision to slow down the sales process) and a $5.0 million loss resulting from a decision to change the Company's aggregation methods related to the lower of cost or market accounting for mortgage loans held for sale.

     Total revenues increased $3.3 million, or 17%, to $23.0 million for the three months ended March 31, 1998 from $19.7 million for the three months ended March 31, 1997. The higher level of revenues resulted principally from increases in interest income and servicing income.

     Interest income increased $2.5 million, or 40%, to $8.7 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997. This growth resulted primarily from the growth experienced by both the Mortgage Loan Division and the Small Business Loan Division. Interest income earned by the Mortgage Loan Division increased $1.4 million, or 28%, to $6.4 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Mortgage Loan Division, which increased $93.6 million, or 56%, to $259.5 million for the three months ended March 31, 1998 from $165.9 million for the three months ended March 31, 1997, reflecting the increased loan origination levels generated by that Division. Average interest earned by the Mortgage Loan Division for the three months ended March 31, 1998 was 9.3% as compared to 10.6% for the three months ended March 31, 1997. Interest income earned by the Small Business Loan Division increased $900,000, or 100%, to $1.8 million for the three months ended March 31, 1998 from $900,000 for the three months ended March 31, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Small Business Loan Division, which increased $22.6 million, or 88%, to $48.2 million for the three months ended March 31, 1998 from $25.6 million for the three months ended March 31, 1997, reflecting the increased loan origination levels generated by that Division. Average interest earned by the Small Business Loan Division for the three months ended March 31, 1998 was 14.6% as compared to 13.8% for the three months ended March 31, 1997.

     Servicing income increased $1.7 million, or 155%, to $2.8 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. This increase was due principally to the securitization of Mortgage Loans throughout 1997 and in the first quarter of 1998, for which the Company retained servicing rights, offset by a write-down of the Company's interest-only strip securities in the amount of approximately $1.0 million. Prior to 1997, the Mortgage Loan Division did not securitize its loans, therefore the serviced portfolio was just beginning to grow during the first quarter of 1997. The average serviced loan portfolio for the Mortgage Loan Division increased $586.3 million, or 306%, to $778.0 million for the three months ended March 31, 1998 from $191.7 million for the three months ended March 31, 1997.

     Cash gain on sale of loans increased $1.6 million, or 89%, to $3.4 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. The increase resulted principally from increased sales of Mortgage Loans due to increased originations. Mortgage Loan originations increased $39.2 million, or 21%, to $230.4 million for the three months ended March 31, 1998 from $191.2 million for the three months ended March 31, 1997. Mortgage Loans sold increased $24.0 million, or 60%, to $63.9 million for the three months ended March 31, 1998 from $39.9 million for the three months ended March 31, 1997. The weighted average gain on sale of Mortgage Loans increased to 4.1% for the three months ended March 31, 1998 from 3.7% for the three months ended March 31, 1997.

     Non-cash gain on sale of loans decreased $1.5 million to $2.9 million for the three months ended March 31, 1998 from $4.4 million for the three months ended March 31, 1997. The decrease in non-cash gain on sale of loans was due principally to a $7.9 million gain recognized on securitizations, offset by a $5.0 million loss resulting from a decision to change the Company's aggregation methods related to the lower of cost or market accounting for mortgage loans held for sale. The Mortgage Loan Division securitized $92.2 million in loans in the first quarter of 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.4%, net of expenses. The Mortgage Loan Division securitized $77.5 million in loans in the first quarter of 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 4.6%, net of expenses.

     Loan fees decreased $2.3 million to $3.6 million for the three months ended March 31, 1998 from $5.9 million for the three months ended March 31, 1997. Loan fees as a percentage of retail production for the three months ended March 31, 1998 were 4.9% as compared to 5.5% for the three months ended March 31, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

     Other revenues increased $1.3 million to $1.5 million for the three months ended March 31, 1998 from $237,000 for the three months ended March 31, 1997. Other revenues are comprised principally of underwriting fees, insurance commissions and management fees. The increase of other revenues resulted principally from the increased value of securities owned relating to the commercial mezzanine lending operation in the amount of approximately $400,000 and higher underwriting fees received in 1998 on brokered loans.

     Total expenses increased $23.8 million, or 125%, to $42.9 million for the three months ended March 31, 1998 from $19.1 million for the three months ended March 31, 1997. Total expenses are comprised of provision for credit losses, interest expense, salaries, wages and employee benefits, business development, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operation. Total expenses are anticipated to be flat for the remainder of 1998.

     Interest expense increased $4.7 million, or 127%, to $8.4 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997. The increase in interest expense was due principally to increased borrowings by the Mortgage Loan Division associated with increased loan originations and the offering of the Company's Senior Notes due 2004. Interest expense in the Mortgage Loan Division increased to $6.2 million for the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. Average borrowings attributable to the Mortgage Loan Division, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $49.5 million, or 26%, to $239.4 million for the three months ended March 31, 1998 from $189.9 million for the three months ended March 31, 1997. In September 1997, the Company also completed the $125.0 million offering of the Company's Senior Notes due 2004 with interest payable at 10.75%.

     Provision for credit losses increased $2.7 million, or 129%, to $4.8 million for the three months ended March 31, 1998 from $2.1 million for the three months ended March 31, 1997. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans.

      General and administrative expense increased $16.4 million, or 123%, to $29.7 million for the three months ended March 31, 1998 from $13.3 million for the three months ended March 31, 1997. This is a result primarily from the increased personnel costs in the Mortgage Loan Division due to the expansion in 1997 and early 1998 of the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail lending offices in Greenville (first quarter) and Houston (fourth quarter) in 1997. Salaries, wages and employee benefits increased $10.3 million, or 129%, to $18.3 million for the three months ended March 31, 1998 from $8.0 million for the three months ended March 31, 1997. Retail production increased $33.7 million, or 37%, to $124.8 million for the three months ended March 31, 1998 from $91.1 million for the three months ended March 31, 1997. The higher general and administrative expenses were also the result of expenditures associated with ramping up for an anticipated higher level of production volume planned for in 1998.

     The Company has recorded current income tax expense of $678,000 for the three months ended March 31, 1998, even though overall the Company generated a pre-tax loss for the three months ended March 31, 1998. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

Financial Condition

     Net loans receivable increased $36.9 million to $325.3 million at March 31, 1998 from $288.4 million at December 31, 1997. The increase in investment in asset-backed securities of $3.9 million was due primarily to the overcollateralization associated with the retention of the residual interest certificates in the Company's Mortgage Loan securitizations completed in the first quarter of 1998. The interest-only strip security increased by $5.0 million to $49.4 million at March 31, 1998, from $44.4 million at December 31, 1997. This increase resulted primarily from the estimated present value of the excess cash flow on Mortgage Loans sold with servicing retained of $8.9 million, offset by amortization of $3.9 million.

     Net property, plant and equipment increased by $500,000 to $18.6 million at March 31, 1998, from $18.1 million at December 31, 1997, while other assets decreased by $900,000 to $16.7 million at March 31, 1998 from $17.6 million at December 31, 1997.

     The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes due 2004). At March 31, 1998, the Company had debt outstanding under warehouse lines of credit to banks of $129.6 million, which compares with $77.6 million at December 31, 1997, for an increase of $52.0 million. During September 1997, the Company issued $125.0 million of Senior Notes due 2004. At March 31, 1998, the Company had $142.5 million of CII Notes outstanding, which compares with $134.3 million at December 31, 1997, for an increase of $8.2 million.

     Total stockholders' equity at March 31, 1998 was $42.9 million, which compares to $63.4 million at December 31, 1997, a decrease of $20.5 million. This decrease resulted principally from a net loss of $20.6 million for the three months ended March 31, 1998.

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

            Summary of Allowance for Credit Losses on Owned Portfolio

     The table below summarizes certain information with respect to the Company's allowance for credit losses on the owned portfolio for each of the periods indicated.



                                  At and For
                                   the Three
                                    Months
                                     Ended         At and For the Years Ended
                                   March 31,              December 31,
                                  -----------  --------------------------------
                                     1998        1997        1996        1995
                                   --------    --------    --------    --------
                                 (In thousands)

Allowance  for  credit  losses
  at beginning of period           $  6,528    $  3,084    $  1,874    $  1,730
Allowance on sold loans              (1,247)       --          --          --
Net charge-offs                      (2,425)     (5,166)     (2,494)     (1,563)
Provision charged to expense          4,829      10,030       5,416       2,480
Securitization transfers               --        (1,420)     (1,712)       (773)
                                   --------    --------    --------    --------
Allowance  for  credit  losses
  at end of the period             $  7,685    $  6,528    $  3,084    $  1,874
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

   Summary of Embedded Allowance for Losses on Securitization Residual Assets

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

         The table below summarizes certain information with respect to the Company's allowance for losses that is embedded in the securitization residual assets for each of the periods indicated.




                                            At and For the
                                             Three Months          At and For the Years Ended
                                            Ended March 31,               December 31,
                                            --------------       --------------------------------
                                                 1998              1997        1996        1995
                                               --------          --------    --------    --------
                                                               (In thousands)
Interest-only strip securities:
Allowance for losses at beginning of
  period                                       $ 14,255          $    848    $   --      $   --
Net charge-offs                                      (7)           (1,533)     (1,155)       --
Anticipated losses netted against gain
   on securitizations                             2,128            13,278        --          --
Mark to market adjustment                          (260)             --          --          --
Allowance transferred from owned
  portfolio                                        --               1,662       2,003        --
                                               --------          --------    --------    --------

Allowance for losses at the end of the
  period                                       $ 16,116          $ 14,255    $    848    $   --
                                               ========          ========    ========    ========

Asset-backed securities:
Allowance for losses at beginning of
  period                                       $   --            $    354    $    773        --

Net charge-offs                                    --                (112)       (128)       --
Transfer from (to) owned portfolio                 --                (242)       (291)        773
                                               --------          --------    --------    --------

Allowance for losses at end of year            $   --            $   --      $    354    $    773
                                               ========          ========    ========    ========

           Summary of Allowance for Credit Losses on Serviced Portfolio

     The table below summarizes the Company's allowance for credit losses with respect to the Company's total serviced portfolio (including both owned and securitized loan pools) for each of the periods indicated.




                                                     At and For the
                                                      Three Months            At and For the Years Ended
                                                     Ended March 31,                 December 31,
                                                     ---------------      ----------------------------------
                                                           1998             1997         1996         1995
                                                         --------         --------     --------     --------
                                                                         (In thousands)
Allowance for credit losses at beginning of period       $ 20,783         $  4,286     $  2,647     $  1,730

Allowance on sold loans                                    (1,247)              --           --           --
Net charge-offs                                            (2,432)          (6,811)      (3,777)      (1,563)
Provision charged to expense                                4,829           10,030        5,416        2,480
Mark to market adjustment                                    (260)              --           --           --
Anticipated losses netted against gain on securitizations   2,128           13,278           --           --
                                                         --------         --------     --------     --------
Allowance for credit losses at the end of the period     $ 23,801         $ 20,783     $  4,286     $  2,647
                                                         ========         ========     ========     ========

Allowance as a % of total managed portfolio                  2.60%            2.60%        2.02%        2.03%
Net charge-offs as a % of average managed portfolio          1.10%            1.38%        2.47%        1.43%

The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans                     $  7,685         $  6,528     $  3,084     $  1,874
Allowance for credit losses on asset-backed
   securities                                                  --               --          354          773
Allowance for credit losses on interest-only strip
   security                                                16,116           14,255          848           --
                                                         --------         --------     --------     --------
Total allowance for credit losses                        $ 23,801         $ 20,783     $  4,286     $  2,647
                                                         ========         ========     ========     ========

     Management closely monitors delinquencies to measure the quality of its loan portfolio and the potential for credit losses. The Company's policy is to generally place a loan on non-accrual status after it becomes 90 days past due, if collection in full is questionable. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

     The following sets forth delinquencies and delinquencies as a percentage of the total serviced portfolio as of the periods indicated.

                                     March 31,    December 31,  December 31,  December 31,
                                       1998          1997          1996          1995
                                    ----------    ----------    ----------    ----------
                                                   (Dollars in thousands)
Loans past due 30-59 days           $   34,115    $   29,174    $    8,412    $    9,209
As a % of total managed portfolio         3.73%         3.65%         3.96%         7.05%

Loans past due 60-89 days           $   11,527    $   10,009    $    2,789    $    3,142
As a % of total managed portfolio         1.26%         1.25%         1.31%         2.40%

Loans past due 90+ days             $   31,934    $   22,147    $    6,662    $    5,047
As a % of total managed portfolio         3.49%         2.76%         3.14%         3.86%

Total loans past due                $   77,576    $   61,330    $   17,863    $   17,398
As a % of total managed portfolio         8.48%         7.66%         8.41%        13.31%

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

                         Current Principal Balance
--------------------------------------------------------------------------------------------
  Months from
Pool Inception      1997-1          1997-2          1997-3         1997-4         1998-1
--------------------------------------------------------------------------------------------
       1            77,435,632     120,860,326    130,917,899     118,585,860    62,726,105
       2            77,045,312     120,119,653    169,093,916     118,061,792
       3            76,709,417     119,364,510    168,182,957     148,291,146
       4            75,889,160     118,965,905    166,783,489     146,880,279
       5            75,395,969     117,236,893    165,608,534
       6            74,630,019     115,870,168    164,084,260
       7            73,149,957     113,537,447    161,880,416
       8            72,261,386     112,100,397
       9            71,342,842     110,468,401
      10            70,195,198     107,887,242
      11            68,981,147
      12            67,149,553
      13            65,705,603

                               Delinquencies > 30 Days Past Due
-----------------------------------------------------------------------------------------------------
   Months from
 Pool Inception              1997-1          1997-2          1997-3         1997-4         1998-1
-----------------------------------------------------------------------------------------------------
        1                            --         515,954        609,201         402,972        44,600
        2                     1,499,056       1,631,017      2,042,757       2,132,028
        3                       858,311       3,930,423      4,498,266       5,049,035
        4                     3,760,775       5,399,570      8,546,414       7,290,097
        5                     5,220,385       7,293,855     12,337,604
        6                     5,849,574       9,790,731     13,432,454
        7                     6,777,961      11,933,526     15,076,729
        8                     8,078,783      12,484,893
        9                     8,475,207      12,471,739
       10                     9,911,115      11,222,005
       11                    10,630,824
       12                     9,169,743
       13                     9,372,949

                     Delinquencies > 30 Days Past Due As a Percent of Current Balance
------------------------------------------------------------------------------------------------------------------
   Months from
 Pool Inception              1997-1          1997-2          1997-3         1997-4         1998-1        Average
------------------------------------------------------------------------------------------------------------------
        1                       0.00%           0.43%          0.47%           0.34%         0.07%        0.26%
        2                       1.94%           1.36%          1.21%           1.81%                      1.58%
        3                       1.12%           3.29%          2.67%           3.40%                      2.62%
        4                       4.96%           4.54%          5.12%           4.96%                      4.90%
        5                       6.92%           6.22%          7.45%                                      6.87%
        6                       7.84%           8.45%          8.19%                                      8.16%
        7                       9.27%          10.51%          9.31%                                      9.70%
        8                      11.18%          11.14%                                                    11.16%
        9                      11.88%          11.29%                                                    11.58%
       10                      14.12%          10.40%                                                    12.26%
       11                      15.41%                                                                    15.41%
       12                      13.66%                                                                    13.66%
       13                      14.27%                                                                    14.27%

Actual Historical Cumulative
Prepayment Speed               13 CPR          11 CPR          7 CPR           6 CPR           N/A

     The following sets forth the static pool analysis for delinquencies by quarter in the Small Business Loan Division's securitized pools.


                            Current Principal Balance
--------------------------------------------------------------------------------
   Months from
 Pool Inception          1995-1          1996-1            1997-1
--------------------------------------------------------------------------------
        1                16,728,904      12,835,117        19,635,971
        4                16,293,396      17,198,763        20,655,808
        7                15,292,515      17,128,785
       10                14,816,770      16,850,017
       13                14,147,481      15,768,712
       16                13,214,217      15,411,337
       19                11,685,931
       22                11,367,569
       25                10,932,915
       28                10,043,467
       31                 9,263,383
       34                 8,597,644



                        Delinquencies > 30 Days Past Due
--------------------------------------------------------------------------------
   Months from
 Pool Inception          1995-1          1996-1            1997-1
--------------------------------------------------------------------------------
        1                   388,110          69,463           474,946
        4                 1,504,537         320,625           366,470
        7                 1,230,648       2,275,021
       10                 1,160,321       1,602,343
       13                 1,399,070       1,058,535
       16                 1,198,855         396,230
        19                  999,427
       22                   791,103
       25                   582,389
       28                   349,993
       31                   383,049
       34                   388,510


           Delinquencies > 30 Days Past Due as a % of Current Balance
--------------------------------------------------------------------------------
   Months from
 Pool Inception          1995-1          1996-1            1997-1        Average
--------------------------------------------------------------------------------
        1                  2.32%           0.54%             2.42%        1.76%
        4                  9.23%           1.86%             1.77%        4.29%
        7                  8.05%          13.28%                         10.66%
       10                  7.83%           9.51%                          8.67%
       13                  9.89%           6.71%                          8.30%
       16                  9.07%           2.57%                          5.82%
       19                  8.55%                                          8.55%
       22                  6.96%                                          6.96%
       25                  5.33%                                          5.33%
       28                  3.48%                                          3.48%
       31                  4.14%                                          4.14%
       34                  4.52%                                          4.52%

Actual Historical Cumulative
Prepayment Speed          14 CPR           7 CPR               N/A

     The following table sets forth the Company's allowance for credit losses on the serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                  At and For the
                                                                     Three Months                At and For the Years Ended
                                                                   Ended March 31,                      December 31,
                                                                  -------------------     ------------------------------------------
                                                                         1998                1997            1996           1995
                                                                  -------------------     -----------     -----------    -----------
Allowance  for Credit  Losses as a % of  Serviced  Loans(1):
     Mortgage Loan Division                                              2.14%               1.98%           0.80%          0.93%
     Small Business Loan Division                                        6.35                6.76            3.84           4.50
     Auto Loan Division                                                 50.00                7.58            6.45           4.03
          Total allowance for credit losses as a % of
            serviced loans                                               2.60                2.60            2.02           2.03

Net Charge-offs as a % of Average Serviced Loans (2):
     Mortgage Loan Division                                              0.98                0.32            0.81           1.04
     Small Business Loan Division                                       (0.05)               2.74            2.71           1.43
     Auto Loan Division                                                 10.46               17.17            9.65           3.68
          Total net charge-offs as a % of total
            serviced loans                                               1.10                1.38            2.47           1.43

Loans Receivable Past Due 30 Days or More as a % of
   Serviced Loans (1):
         Mortgage Loan Division                                          8.95                8.00            7.26          14.43
         Small Business Loan Division                                    3.77                4.17            7.92           9.69
         Auto Loan Division                                             64.04                9.41           17.09          12.83
          Total loans receivable past due 30 days
            or more as a % of total serviced loans                       8.48                7.66            8.41          13.31


Total Allowance for Credit Losses as a % of Serviced
   Loans Past Due 90 Days or More (1)                                   74.80%              94.33%          88.71%         73.21%


     (1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

     (2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996, 1997, and 1998 averages are calculated based on the daily averages for Small Business Loan Division and Auto Loan Division and monthly averages for the Mortgage Loan Division (rather than the beginning and ending balances). The amounts at March 31, 1998 have been annualized.

     Over the last several years, and more acutely in 1997 and 1998, the Company has expanded rapidly. The reduction in net charge-offs and loans past due as a percentage of total serviced mortgage loans is due, in part, to the increased origination volume. The Company anticipates that its future total charge-offs and delinquencies will generally be higher than they were at March 31, 1998 as the portfolio becomes more seasoned.

Liquidity and Capital Resources

     The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are sales of the loans it originates and purchases, proceeds from the sale of CII Notes, borrowings under the Credit Facilities and proceeds from securitization of loans. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

     Shareholders' equity decreased to $42.9 million at March 31, 1998 from $63.4 million at December 31, 1997. This decrease resulted principally from the net losses incurred by the Company in the first quarter of 1998.

     Cash and cash equivalents were $6.0 million at March 31, 1998 and $7.6 million at December 31, 1997. Cash used in operating activities increased to $76.4 million for the three months ended March 31, 1998, from $18.9 million for the three months ended March 31, 1997. Cash provided by investing activities increased to $14.5 million for the three months ended March 31, 1998, from cash provided by investing activities of $204,000 for the three months ended March 31, 1997. Cash provided by financing activities increased to $60.4 million for the three months ended March 31, 1998, from cash provided by financing activities of $18.8 million for the three months ended March 31, 1997. The increase in cash used in operations was due principally to the net loss for the three months ended March 31, 1998 and the increase in loan originations during the first three months of 1998 as compared to the first three months of 1997. The increase in cash provided by investing activities was principally due to increased collections on loans not sold. The increase in cash provided by financing activities was due principally to increased advances on warehouse lines of credit to fund increased loan originations and first quarter 1998 loss.

     At March 31, 1998, the Company's credit facilities ("Credit Facilities") were comprised principally of warehouse credit facilities of $395.0 million and a note payable of $4.6 million for the mortgage loan division (the "Mortgage Loan Division Facility") and warehouse credit facilities of $50.0 million for the small business loan division (the "Small Business Loan Division Facility"). Based on the borrowing base limitations contained in the Credit Facilities, at March 31, 1998, the Company had aggregate outstanding borrowings of $105.4 million and aggregate borrowing availability of $60.0 million under the Mortgage Loan Division Facility and aggregate outstanding borrowings of $24.2 million and aggregate borrowing availability of $11.4 million under the Small Business Loan Division Facility. Total Company borrowings and availability at March 31, 1998 under the Credit Facilities were $129.6 million and $71.4 million, respectively. The Mortgage Loan Division Facility and the Small Business Loan Division Facility both bear interest at variable rates, ranging from LIBOR + 1.30% to the bank's prime rate. The warehouse lines of credit of $375.0 million under the Mortgage Loan Division Facility related to Homegold, Inc. mature on June 30, 1998. The warehouse line of credit of $20.0 million under the Mortgage Loan Division Facility related to CII matures May 31, 1998 and will not be renewed. The note payable under the Mortgage Loan Division Facility matures on March 1, 2005. The agreements under the Small Business Loan Division Facility mature on December 29, 2000. No assurance can be given that the Credit Facilities will be renewed or renewed under similar terms upon maturity.

     The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, borrowing base calculations and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends (including dividends from the subsidiaries to the Company), making intercompany loans to non-guarantor subsidiaries, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Company is currently in violation of its minimum tangible net worth and maximum leverage ratio covenants under its Credit Facilities. The banks have granted the Company a temporary forebearance related to the above mentioned violations. The Company will meet with the banks during May 1998 and attempt to obtain waivers or modifications. However, no assurance can be given that the Company will be successful at obtaining such waivers or modifications. In the event that the Company is unable to successfully renegotiate its Credit Facilities, the Company would not have sufficient sources of funds or liquidity to meet its cash requirements.


     During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, assets sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At March 31, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

     CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At March 31, 1998, CII had an aggregate of $122.8 million of senior notes outstanding bearing a weighted average interest rate of 7.4%, and an aggregate of $19.7 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The senior notes and subordinated debentures are subordinate in priority to the Mortgage Loan Division

Credit Facility. The senior notes rank pari passu with the senior unsecured debt of the Company. Substantially all of the CII Notes have one-year maturities.

Loan Sales and Securitizations

     The Company offers for sale or securitization substantially all of its loans. The Company offers for sale on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens and loans originated through "Strategic Alliance Mortgage Bankers", and all of its SBA Loan Participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien Mortgage Loans. However, no assurance can be given that these loans can be successfully sold. To the extent that the loans are not sold, the Company retains the risk of loss. At March 31, 1998 and December 31, 1997, the Company had retained $85.6 million and $69.8 million, respectively, of second mortgage loans on its balance sheet. These loans contain substantially higher credit risk than Mortgage Loans secured by first liens. During the first three months of 1998 and 1997, the Company sold $63.9 million and $39.9 million, respectively, of Mortgage Loans and $10.5 million and $3.8 million, respectively, of SBA Loan Participations.

     Beginning in 1997, on a quarterly basis, the Company securitized substantial amounts of its Mortgage Loans, totaling $579.7 million through March 31, 1998. Since 1995, the Company has securitized $56.0 million of loans representing the unguaranteed portions of the SBA Loans and $16.1 million of Auto Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its Mortgage Loan and SBA Loan securitizations, the Company has retained subordinate certificates and interest-only and residual certificates representing residual interests in the trusts.

     In securitizations, the Company sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees, and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates (as "Interest-Only Strip Securities," "Investment in Asset-backed Securities" and "Restricted Cash"), and are aggregated and reported on the income statement as gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge (gains) losses.

     The Company retains the right to service loans it securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum on mortgage loans and 0.40% per annum on SBA loans) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds.

     The following sets forth facts and assumptions used by the Company in arriving at the valuation of the interest-only strip securities and asset-backed securities relating to its Mortgage Loan securitizations at March 31, 1998:

                                          1st Qtr.           2nd Qtr.            3rd Qtr.           4th Qtr.           1st Qtr.
                                           1997               1997                1997               1997               1998
                                      --------------    ----------------    ---------------     --------------    ---------------
Loans securitized                       $77,526,090        $121,214,000       $131,121,432       $157,779,083        $93,965,349
Average stated principal balance             63,288              63,190             68,328             66,039             66,506
Weighted average coupon on loans             11.01%              10.80%             11.19%             11.20%             11.00%
Weighted average original term
  to stated maturity                     209 months          200 months         200 months         202 months         207 months
Weighted average loan-to-value                80.62               75.94              77.38              76.25              76.77
% of first mortgage loans                    100.00              100.00             100.00             100.00             100.00
% secured by primary residence                98.60               98.80              96.19              97.04              97.89
Weighted average pass-through
   rate to bondholders                         7.40                7.06               6.99               6.86               6.71
Spread of pass-through rate over
   comparable Treasury  rate                   0.89                0.78               0.81               1.00               1.07
Estimated annual losses                        0.60                0.60               0.60               0.60               0.60
Ramp period for losses                    12 months           12 months          12 months          12 months          12 months
Cumulative losses as a % of
  original unpaid balance                      2.33                2.24               2.18               2.21               2.20
Annual servicing fee                           0.50                0.50               0.50               0.50               0.50
Servicing asset                                0.10                0.10               0.10               0.10               0.10
Discount rate implicit in cash
  flow before overcollateralization           26.00               22.00              20.00              20.00              20.00
Discount rate applied to cash
flow after                                    12.00               12.00              12.00              12.00              12.00
   overcollateralization
Prepayment speed:
   Initial CPR (1)                            0 CPR               0 CPR              0 CPR              0 CPR              0 CPR
   Peak CPR (1)                              20 CPR              20 CPR             20 CPR             20 CPR             20 CPR
   Tail CPR (1)                           18/16 CPR           18/16 CPR          18/16 CPR          18/16 CPR          18/16 CPR
   CPR ramp period (1)                    12 months           12 months          12 months          12 months          12 months
   CPR peak period (1)                    24 months           24 months          24 months          24 months          24 months
   CPR tail begins (1)                 37/49 months        37/49 months       37/49 months       37/49 months       37/49 months
Annual wrap fee and trustee fee               0.285%              0.205%             0.195%             0.187%             0.185%
Initial overcollateralization
  required (2)                                 3.25                0.00               0.00               0.00               0.00
Final overcollateralization required (2)       6.50                3.75               3.75               3.75               3.75

     (1) CPR ("Constant Prepayment Rate") represents an industry standard of calculating prepayment speeds. The Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. Approximately 2/3 of the loans in the Company's securitization transactions have a "piggy-backed" second behind the first mortgage lien, creating a high combined LTV for the customer, which reduces the Company's loss exposure. Typically, high LTV loans are priced at a slower CPR than traditional home equity loans (22 to 25 CPR) and are expected to have less prepayment volatility under changing interest-rate scenarios. Accordingly, the Company's securitization transactions have been priced at a 17 to 18 CPR by the securitization underwriter.

     (2)  Based  on  percentage  of  original  principal  balance,   subject  to
          step-down provisions after 30 months.

     Each of the Company's Mortgage Loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's"). The Company plans to sell its loans on a whole loan basis in the second quarter of 1998 to provide improved cash flow, and will evaluate its strategy of securitization versus whole loan sale on a quarterly basis.

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

     The Company originally used 50 basis points annual losses on its first three mortgage securitization transactions, but in the fourth quarter of 1997, changed its loss assumption to 60 basis points per annum as a result of projected higher than anticipated delinquencies within the securitization pools. The Company also modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 20 CPR, up from the deals' pricing speeds of 18 Home Equity Prepayment ("HEP") on the first two deals and 17 HEP on the second two securitizations. Actual cumulative prepayment speeds have been running below these assumptions, and the trusts have experienced virtually no losses to date. These changes were the result of the Company's attempt to refine the modeling of the anticipated cash flows to better match expected future cash flows.

     The following sets forth facts and assumptions used by the Company in arriving at the valuation of the interest-only strip securities, asset-backed securities and restricted cash relating to its unguaranteed SBA Loan securitizations at March 31, 1998:

                                        June           November     January        December         February
                                        1995             1996        1997            1997             1998
                                     ----------      -----------  -----------    ------------     ------------
Loans securitized                   $17,063,377    $12,850,743    $ 4,626,031    $19,659,945    $ 1,827,479
Average stated principal balance         65,377        152,985        210,274        225,976        365,496
Weighted average spread over
   Wall Street Journal Prime Rate          2.71%          2.70%          2.66%          2.48%          2.26%
Weighted average original term
   to stated maturity                198 months     258 months     256 months     259 months     289 months
Weighted average loan-to-value               55%            63%            62%            67%            68%
Spread under prime rate                    1.35%          1.80%          1.80%          2.00%          2.00%
Estimated annual losses                    2.25%          1.25%          1.25%          1.25%          1.25%
Annual servicing fee                       0.40%          0.40%          0.40%          0.40%          0.40%
Discount rate applied to cash
   flow after spread account              10.50%         10.50%         10.50%         10.50%         10.50%
Prepayment speed:
   Initial CPR                            0 CPR          0 CPR          0 CPR          0 CPR          0 CPR
   Peak CPR                              15 CPR         12 CPR         12 CPR         12 CPR         12 CPR
   Tail CPR                              14 CPR         11 CPR         11 CPR         11 CPR         11 CPR
   CPR ramp period                    12 months      12 months      12 months      12 months      12 months
   CPR peak period                    36 months      36 months      36 months      36 months      36 months
   CPR tail begins                    37 months      37 months      37 months      37 months      37 months
Annual trustee fee                  $     8,000    $     8,000    $     8,000    $     8,000    $     8,000
Initial spread account required               2%             2%             2%             2%             2%
Final spread account required                 4%             4%             4%             6%             6%
Subordinate piece retained                   10%            10%             9%            10%            10%



     The gains recognized into income resulting from securitization transactions vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable.

     The Company assesses the carrying value of its interest-only strip securities and servicing assets for impairment. These assets are carried at their estimated fair market value. During the three months ended March 31, 1998, the Company wrote-down the valuation of its interest-only strip securities by approximately $1.0 million as a result of higher than anticipated prepayments for the three months ended March 31, 1998. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, interest-only strip securities, asset-backed securities and servicing assets valuations will remain appropriate for the life of each securitization. If future expectations or actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's interest-only strip securities and/or servicing assets may be decreased through a charge against earnings in the period management recognizes the disparity.

Accounting Considerations

     In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in interim and annual financial statements. Statement No. 131 is not required to be applied to interim financial statements in the initial year of its application. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

Tax Considerations--Net Operating Loss ("NOL")

     As a result of the operating losses incurred by the Company under prior management in its discontinued transportation segment operations, the Company generated an NOL. The Company has generated additional NOL's due to operating losses incurred in the first quarter of 1998. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. Although the calculation of the "change of control" is factually difficult to determine, the Company believes that it has had a maximum cumulative change of control of 33% during the relevant three-year period.

     The Company had a federal NOL of approximately $39.0 million remaining at March 31, 1998.

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

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     On April 27, 1998, Capital City Acceptance, Inc. ("Capital City") filed an arbitration demand against Emergent with the American Arbitration Association in Charlotte, N.C. This demand arises from Capital City's attempted purchase of Emergent's Auto Loan subsidiaries in January, 1998, and subsequent failed purchase of the remaining assets of Emergent's Auto Loan Division (valued by Emergent at less than $500,000) after sale of substantially all of the assets of the Auto Loan Division to an unrelated third party. Capital City asserts claims for breach of contract, appropriation, slander, libel, and fraud in the inducement and requests actual damages in the amount of $5.2 million, injunctive relief, and punitive damages in an unspecified amount. Emergent has counterclaimed against Capital City and brought a third-party claim against its principal, Robert A. Zander, for conversion, fraud, breach of contract accompanied by a fraudulent act, misappropriation of trade name, breach of contract, breach of warranty, and defamation and is vigorously contesting Capital City's claims.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     The Company is currently in violation of its minimum tangible net worth and maximum leverage ratio covenants under its Mortgage Credit Facility. The banks have granted the Company a temporary forebearance related to the above mentioned violations. The Company will meet with the banks during May 1998 and attempt to obtain waivers or modifications. However, no assurance can be given that the Company will be succesful at obtaining such waivers or modifications.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

          3.1--   Amended and Restated  Articles of Incorporation  dated May 27,
                  1997.

          3.2--   Amended and Restated By-Laws dated March 12, 1997.

          10.1-- Amendment No. 1 to the Mortgage Loan Warehousing Agreement dated March 20, 1997, between First Union National Bank of North Carolina and Emergent Mortgage Corp.

          10.2-- Amendment No. 1 to the Interim Warehouse Agreement dated July 25, 1997, between Prudential Securities Credit Corporation and Emergent Mortgage Corp.

     b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMERGENT GROUP, INC.

Date:  May 15, 1998
                                        By: /s/ Kevin J. Mast
                                            ------------------------------------
                                             Kevin J. Mast,
                                             Vice President, Chief Financial
                                              Officer, and Treasurer