Form 10-K/A
period 1997-12-31
HOMEGOLD FINANCIAL INC
filed 1998-07-24
CIK 277028

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

Item 7 set forth below replaces in its entirety Item 7 set forth in the Company's Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") on April 17, 1998. Item 8 set forth below replaces in its entirety
Item 8 set forth in the Company's Form 10-K filed with the Commission on April 15, 1998.




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


                  The Credit Facilities contain a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity ratios, borrowing base calculations and minimum adjusted tangible net worth. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and making other distributions, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. A majority of the credit facilities included in the Mortgage Loan Division Facility prohibit subsidiaries of the Company, parties to the credit facilities, from paying dividends or distributions to the Company in excess of 50% of such subsidiaries' cummulative net income as determined for the most recent four consecutive completed fiscal quarters, on a cumulative rolling basis and if an event of default exists at the time of, or after giving effect to the dividend or distribution. The Small Business Loan Division Facility contains provisions prohibiting subsidiaries of the Company, parties to the included credit facilities, from paying dividends or distributions to the Company unless such provisions are waived by the lender. The Company believes that it is currently in substantial compliance with the loan covenants. In instances where the Company is not in compliance with such covenants, the Company has obtained a waiver of noncompliance from the bank.

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

The Subsidiary Guarantors consisted of the following subsidiaries of the Company as of December 31, 1997:

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


Subsequent to year end, substantially all of the Loan Pro$, Inc. and Premier Financial Services, Inc. were sold resulting in the termination of their Subsidiary Guarantees.

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

                                     EMERGENT GROUP, INC.
                                     --------------------------------------
                                     Registrant

July 24, 1998                        /s/ John M. Sterling, Jr.
---------------------------          --------------------------------------
(Date)                               John M. Sterling, Jr. Chairman of the Board
                                     of Directors and Chief Executive Officer