Form 10-Q
period 1998-06-30
HOMEGOLD FINANCIAL INC
filed 1998-08-14
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 1998.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

                          COMMISSION FILE NUMBER 0-8909

                             -----------------------


                            HOMEGOLD FINANCIAL, INC.
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

                                  864-235-8056
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              EMERGENT GROUP, INC.
            (REGISTRANT'S FORMER NAME, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS:                              OUTSTANDING AT JULY 15, 1998
------------------------------------------        ----------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE          9,708,083

                   HOMEGOLD FINANACIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                                      INDEX

PART I.                    FINANCIAL INFORMATION                                                           Page
-------                    ---------------------                                                           ----
Item 1.                    Financial Statements for HomeGold Financial, Inc.

                           Consolidated Balance Sheets as of
                                    June 30, 1998 and December 31, 1997                                       4

                           Consolidated Statements of Income
                                    for  the six months ended June 30, 1998
                                    and June 30, 1997 and for the three months                                6
                                    ended June 30, 1998 and June 30, 1997

                           Consolidated Statements of Cash Flows
                                    for the six months ended June 30, 1998
                                    and June 30, 1997                                                         7

                           Notes to Consolidated Financial Statements                                         8

                           Financial Statements for Sterling Lending Corporation, a majority-owned subsidiary of HomeGold Financial, Inc.

                           Consolidated Balance Sheets as of
                                    June 30, 1998 and December 31, 1997                                       21

                           Consolidated Statements of Income
                                    for  the six months ended June 30, 1998
                                    and June 30, 1997 and for the three months                                22
                                    ended June 30, 1998 and June 30, 1997

                           Consolidated Statements of Cash Flows
                                    for the six months ended June 30, 1998
                                    and June 30, 1997                                                         23

                           Notes to Consolidated Financial Statements                                         24

Item 2.                    Management's Discussion and Analysis of
                                    Results of Operations and Financial Condition                              25

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                   46

Item 2.                    Changes in Securities                                                               46

Item 3.                    Defaults Upon Senior Securities                                                     46

Item 4.                    Submission of Matters to a Vote of Security Holders                                 46

Item 5.                    Other Information                                                                   47

Item 6.                    Exhibits and Reports on Form 8-K                                                    47

                          PART I. FINANCIAL INFORMATION

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                                  JUNE 30,    DECEMBER 31,
                                                                                                    1998         1997
                                                                                                  ---------    ---------
                                                                                                      (In thousands)

                                                   ASSETS

Cash and cash equivalents                                                                         $  43,628    $   7,561
                                                                                                  ---------    ---------

Loans receivable:
   Loans receivable held for investment                                                              87,370      100,379
   Loans receivable held for sale                                                                   226,844      197,236
                                                                                                  ---------    ---------
      Total loans receivable                                                                        314,214      297,615
   Less allowance for credit losses on loans                                                         (8,385)      (6,528)
   Less unearned discount, dealer reserves, and deferred loan costs                                  (4,380)      (2,658)
                                                                                                  ---------    ---------
         Net loans receivable                                                                       301,449      288,429

Other receivables:
   Accrued interest receivable                                                                        3,363        4,407
   Other receivables                                                                                  8,151       10,680
                                                                                                  ---------    ---------
        Total other receivables                                                                      11,514       15,087

Residual receivables                                                                                 67,679       63,202
Property and equipment, net                                                                          21,559       18,080
Excess of cost over net assets of acquired businesses, net of accumulated
   amortization of $1,557 in 1998 and $978 in 1997                                                    2,294        2,874
Real estate and personal property acquired through foreclosure                                        4,140        3,295
Debt origination costs                                                                                6,657        4,767
Deferred income tax asset                                                                             4,151        4,151
Servicing asset                                                                                       1,289        1,468
Other assets                                                                                          5,523        7,238
                                                                                                  ---------    ---------

TOTAL ASSETS                                                                                      $ 469,883    $ 416,152
                                                                                                  =========    =========





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                                 JUNE 30,    DECEMBER 31,
                                                                                                   1998          1997
                                                                                                 ---------    ---------
                                                                                                     (In thousands)

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                                                           $ 167,763    $  77,605
   Mortgage note payable                                                                             3,446         --

   Investor savings:
        Notes payable to investors                                                                 119,319      115,368
        Subordinated debentures                                                                     18,772       18,947
                                                                                                 ---------    ---------
           Total investor savings                                                                  138,091      134,315

   Senior unsecured debt                                                                           125,000      125,000

   Accounts payable and accrued liabilities                                                          6,625        6,517
   Remittances payable                                                                               4,615        4,591
   Accrued interest payable                                                                          4,366        4,750
                                                                                                 ---------    ---------
        Total other liabilities                                                                     15,606       15,858
                                                                                                 ---------    ---------

Total liabilities                                                                                  449,906      352,778

Minority interest                                                                                       68         --
Commitments and contingencies

Shareholders' equity:
   Common stock, par value $.05 per share - authorized 100,000,000 shares, issued and outstanding 9,708,083 shares in 1998 and 9,686,477 shares
     in 1997                                                                                           485          484
   Capital in excess of par value                                                                   38,739       38,609
   Retained earnings (deficit)                                                                     (19,315)      24,281
                                                                                                 ---------    ---------
Total shareholders' equity                                                                          19,909       63,374
                                                                                                 ---------    ---------

                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 469,883    $ 416,152
                                                                                                 =========    =========




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                           FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                          --------------------------    --------------------------
                                                                             1998            1997           1998            1997
                                                                          -----------    -----------    -----------    -----------
                                                                                       (In thousands, except share data)
REVENUES:
   Interest income                                                        $    19,190    $    15,024    $    10,516    $     8,817
    Servicing income                                                            7,601          3,085          3,379          1,940
   Gain on sale of loans:
      Cash gain on sale of loans                                                7,979          7,296          4,530          5,493
      Non-cash gain on sale of loans                                            3,181         10,811            112          6,396
      Loan fee income                                                           8,961         13,215          5,359          7,337
                                                                          -----------    -----------    -----------    -----------
         Total gain on sale of loans                                           20,121         31,322         10,001         19,226

   Other revenues                                                               2,418            433            880            196
                                                                          -----------    -----------    -----------    -----------
         Total revenues                                                        49,330         49,864         24,776         30,179
                                                                          -----------    -----------    -----------    -----------

EXPENSES:
   Interest                                                                    18,385          9,782          9,952          6,055
   Provision for credit losses                                                  6,940          4,672          2,111          2,599
   Fair value write-down of residual receivables                                8,910           --            7,330           --
   Salaries, wages and employee benefits                                       34,376         18,760         16,104         10,715
   Business development costs                                                   6,535          3,019          3,055          1,821
   Other general and administrative expense                                    14,533          9,935          6,632          5,893
                                                                          -----------    -----------    -----------    -----------
         Total expenses                                                        89,679         46,168         45,184         27,083
                                                                          -----------    -----------    -----------    -----------

         Income (loss) before income taxes and minority
              Interest                                                        (40,349)         3,696        (20,408)         3,096
Provision (benefit) for income taxes                                            3,244         (1,625)         2,566         (1,667)
                                                                          -----------    -----------    -----------    -----------

         Income (loss) before minority interest                               (43,593)         5,321        (22,974)         4,763
Minority interest in earnings (loss) of subsidiaries                                2           (156)            (2)          --
                                                                          ===========    ===========    ===========    ===========
         NET INCOME (LOSS)                                                $   (43,591)   $     5,165    $   (22,976)   $     4,763
                                                                          ===========    ===========    ===========    ===========

Basic earnings (loss) per share of common stock                           $     (4.49)   $      0.56    $     (2.37)   $      0.52
                                                                          ===========    ===========    ===========    ===========

Basic weighted average shares outstanding                                   9,705,055      9,145,385      9,708,083      9,147,570
                                                                          ===========    ===========    ===========    ===========

Diluted earnings (loss) per share of common stock                         $     (4.49)   $      0.55    $     (2.37)    $     0.51
                                                                          ===========    ===========    ===========    ===========

Diluted weighted average shares outstanding                                 9,705,055      9,318,050      9,708,083      9,310,153
                                                                          ===========    ===========    ===========    ===========



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                               FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                             -----------------------
                                                                                                1998         1997
                                                                                             ---------    ---------
                                                                                                 (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                                                       $ (43,591)   $   5,165
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                                                     1,809        1,235
               Benefit for deferred income taxes                                                  --         (2,458)
               Provision for credit losses                                                       6,940        4,672
               Loans originated with intent to sell                                           (484,107)    (494,857)
               Proceeds from loans sold                                                        340,747      175,767
               Proceeds from securitization of loans                                            92,316      201,034
               Other                                                                             6,923        1,831
               Changes in operating assets and liabilities
                    decreasing cash                                                               (649)     (15,825)
                                                                                             ---------    ---------
      Net cash used in operating activities                                                  $ (79,612)   $(123,436)
                                                                                             ---------    ---------

INVESTING ACTIVITIES:
     Loans originated for investment purposes                                                $ (80,774)   $ (62,324)
     Principal collections on loans not sold                                                   101,986       57,569
     Proceeds from sale of real estate and personal property
        acquired through foreclosure                                                             2,143        3,271
     Purchase of property and equipment                                                         (5,198)      (4,136)
     Other                                                                                          17         (280)
                                                                                             ---------    ---------
     Net cash provided by (used in) investing activities                                     $  18,174    $  (5,900)
                                                                                             ---------    ---------

FINANCING ACTIVITIES:
     Advances on revolving warehouse lines of credit                                         $ 263,275    $ 535,895
     Payments on revolving warehouse lines of credit                                          (169,671)    (417,036)
     Net increase in notes payable to investors                                                  3,951        7,743
     Net increase (decrease) in subordinated debentures                                           (175)       3,046
     Proceeds from issuance of additional common stock                                             132          857
     Other                                                                                          (7)        --
                                                                                             ---------    ---------
     Net cash provided by financing activities                                               $  97,505    $ 130,505
                                                                                             ---------    ---------
     Net increase in cash and cash equivalents                                               $  36,067    $   1,169

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                         7,561        1,276
                                                                                             =========    =========
     End of period                                                                           $  43,628    $   2,445
                                                                                             =========    =========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

            The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income for the six-month and three-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company.

            KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The Company's historic accounting policy provided that the estimated lower of cost or market analysis for loans held for sale be assessed on a disaggregate basis based solely on the type of loan (e.g. mortgage, commercial and auto). Beginning in 1998, the Company elected to further disaggregate the mortgage loan portfolio for purposes of estimating the lower of cost or market assessment by evaluating loans secured by first liens separately from loans secured by second liens. This change resulted in a loss of approximately $5.0 million for the six months ended June 30, 1998 and had no impact on earnings for the three months ended June 30, 1998.

NOTE 3--CASH FLOW INFORMATION

            For the six-month periods ended June 30, 1998 and 1997, the Company paid interest of $18.8 million and $8.6 million, respectively.

            For the six-month periods ended June 30, 1998 and 1997, the Company paid income taxes of $1.5 million and $566,000, respectively.

            For the six-month periods ended June 30, 1998 and 1997, the Company foreclosed on property in the amount of $3.2 million and $1.8 million, respectively.


NOTE 4--CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments readily convertible to cash or having a maturity of three months or less to be cash equivalents.

            The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1998, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled approximately $41.3 million. The investments were secured by U.S. Government securities pledged by the banks.

NOTE 5 --ADOPTION OF NEW ACCOUNTING STANDARDS

            Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the six-month and three-month periods ended June 30, 1998 and 1997.

NOTE 6--INCOME TAXES

            A reconciliation of the provision for Federal and State income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:


                                                                                         Six Months Ended       Three Months Ended
                                                                                             June 30,                June 30,
                                                                                       --------------------    --------------------
                                                                                         1998        1997        1998        1997
                                                                                       --------    --------    --------    --------
                                                                                           (in thousands)          (in thousands)
Statutory federal rate of 34% applied to pre-tax income
  from continuing operations before minority interest                                  $(13,719)   $  1,257    $ (6,939)   $  1,053
State income taxes, net of federal income tax benefit                                       225          81         178          63
Change in the beginning of period balance of the
  valuation allowance for deferred tax assets allocated
  to income tax expense                                                                  16,411      (3,059)      9,265      (2,677)
Nondeductible expenses                                                                       55          34          22          24
Amortization of excess cost over net assets of acquired
  businesses                                                                                 32          33          15          17
Other, net                                                                                  240          29          25        (147)
                                                                                       --------    --------    --------    --------
                                                                                       $  3,244    $ (1,625)  $   2,566   $  (1,667)
                                                                                       ========    ========   =========   =========

            Provision for income taxes from continuing operations is comprised of the following:


                                                                                       Six Months Ended     Three Months Ended
                                                                                           June 30,              June 30,
                                                                                       ------------------   -------------------
                                                                                        1998       1997        1998       1997
                                                                                       -------    -------    -------    -------
                                                                                         (in thousands)         (in thousands)

Current
  Federal                                                                              $ 2,903    $   260    $ 2,296    $   157
  State and local                                                                          341        573        270        298
                                                                                       -------    -------    -------    -------
                                                                                         3,244        833      2,566        455
Deferred
  Federal                                                                                 --       (2,008)      --       (1,920)
  State and local                                                                         --         (450)      --         (202)
                                                                                       -------    -------    -------    -------
                                                                                          --       (2,458)      --       (2,122)
Total
  Federal                                                                                2,903     (1,748)     2,296     (1,763)
  State and local                                                                          341        123        270         96
                                                                                       =======    =======   ========   ========
                                                                                       $ 3,244    $(1,625)  $  2,566   $ (1,667)
                                                                                       =======    =======   ========   ========

            Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:



                                                                                               June 30,  December 31,
                                                                                               --------    --------
                                                                                                 1998        1997
                                                                                               --------    --------
                                                                                                  (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                                          $   (923)   $   (796)
   Difference between book and tax basis of the residual receivables associated with the Company's investment in its affiliated real estate
     investment trust                                                                            (3,567)     (3,849)
   Deferred loan costs                                                                             (810)       (608)
   Other                                                                                           (200)        (90)
                                                                                               --------    --------
      Total gross deferred tax liabilities                                                       (5,500)     (5,343)
                                                                                               --------    --------

Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles                               233         216
   Allowance for credit losses                                                                    4,174       3,525
   AMT credit carryforward                                                                         --           608
   Operating loss carryforward                                                                   18,015       4,171
   Write-down on residual receivables                                                             2,033        --
   Unrealized gain on loans to be sold                                                            1,213         909
   Other                                                                                            394          65
                                                                                               --------    --------
      Total gross deferred tax assets                                                            26,062       9,494
      Less valuation allowance                                                                  (16,411)       --
                                                                                               --------    --------
   Net deferred tax asset                                                                      $  4,151    $  4,151
                                                                                               ========    ========

             The valuation allowance for deferred tax assets at Janury 1, 1997 was $7.5 million. The increase (decrease) in the valuation allowance for the six months ended June 30, 1998 and the year ended December 31, 1997 was $16.4 million and ($7.5) million, respectively. The valuation allowance at June 30, 1998 relates primarily to net operating loss ("NOL") carryforwards. The decision to record the valuation allowance was based on changes in 1998 earnings projections. Current projections are for a taxable loss in 1998. The ability to fully utilize all of the NOL's expiring in 1999 is reduced by the Company's anticipated current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $9.5 million in the six months ended June 30, 1998 and $4.0 million in 1997 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may take additional reserves against this asset if deemed necessary in the future.

            As of June 30, 1998, the Company has available Federal NOL's expiring as follows (in thousands):

                   1999                          $              8,463
                   2000                                         3,297
                   2001                                         1,911
                   2002 and after                              42,627
                                                 --------------------
                                                 $             56,298
                                                 ====================

            There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

NOTE 7--WAREHOUSE LINES OF CREDIT

            The Company's mortgage lending subsidiaries are parties to a $200 million revolving warehouse line of credit. This line of credit contains no significant financial covenants other than the maintenance of a minimum specified amount of investor savings notes to be held by Carolina Investors, Inc. This line of credit does prohibit HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., from paying dividends or making distributions to the Company in excess of 50% of such subsidiaries' cumulative net income as determined for the most recent four consecutive completed fiscal quarters on a cumulative rolling basis or if an event of default exists at the time of, or after giving effect to, the dividend or distribution. It also restricts the ability of HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., from making loans or advances to the Company.

            The Company's small business lending subsidiaries have various revolving warehouse lines of credit providing them with an aggregate line of credit of $60 million. These lines of credit require, among other things, minimum tangible net worth ratios, maximum ratios of total liabilities to tangible net worth and minimum interest coverage ratios, and contain limitations on the amount of capital expenditures in any fiscal year and restrictions on the payment of dividends. These required financial ratios are calculated on the Small Business Loan Division's financial statements. These agreements contain no consolidated financial statement covenants. Most of these lines of credit contain provisions prohibiting the small business lending subsidiaries party to those credit facilities from paying dividends, or making distributions to the Company (unless such provisions are waived by the lender). Reedy River Ventures Limited Partnership's line of credit restricts its ability to make loans to the Company, but prevents it from paying dividends or making distributions to the Company only if an event of default exists or is cured by such dividend or distribution or if the Company ceases to guarantee the line of credit.

NOTE 8--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

            In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

            The following tables present consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. Separate financial statements for the majority-owned subsidiary, Sterling Lending Corporation, are contained herein.

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

            The Subsidiary Guarantors consist of the following subsidiaries of the Company:

            HomeGold, Inc. (f/k/a Emergent Mortgage Corp.)(100% owned)
            Emergent Mortgage Corp. of Tennessee (100% owned)
            Carolina Investors, Inc. (100% owned)
            Sterling Lending Corporation (80% owned)
            Sterling Lending Insurance Agency, Inc. (100% owned by Sterling
               Lending Corporation)
            Emergent Business Capital, Inc. (100% owned)
            Emergent Commercial Mortgage, Inc. (100% owned)
            Emergent Business Capital Asset Based Lending, Inc. (f/k/a Emergent
               Financial Corp.) (100% owned)
            Emergent Business Capital Equity Group, Inc. (f/k/a Emergent Equity
               Advisors, Inc.) (100% owned)
            Emergent Insurance Agency Corp. (100% owned)

            As of June 30, 1998, the Subsidiary Guarantors conduct all of the Company's operations other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries and its mezzanine lending operations, which are performed through Reedy River Ventures Limited Partnership, a small business investment company. Prior to March 1998, The Loan Pro$, Inc. and Premier Financial Services, Inc. (the Company's Auto Loan Division subsidiaries) were also guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the Auto Loan Division were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

                            HOMEGOLD FINANCIAL , INC.
                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                  JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                             Combined           Combined Non
                                                                           Wholly-Owned         Wholly-Owned           Combined
                                                          Parent             Guarantor            Guarantor          Non-Guarantor
                                                          Company          Subsidiaries         Subsidiaries         Subsidiaries
                                                       --------------     ----------------     ----------------     ----------------
                       ASSETS

Cash and cash equivalents                              $         419      $        43,142      $            --      $           67

Loans receivable:
   Loans receivable held for investment                          578               78,792                   --               8,000
   Loans receivable held for sale                                 --              226,844                   --                  --
   Notes receivable from affiliates                           48,124                2,747                   --               5,262
                                                       --------------     ----------------     ----------------     ----------------
         Total loans receivable                               48,702              308,383                   --              13,262

   Less allowance for credit losses on loans                   (289)               (8,096)                  --                  --
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                      (97)               (4,040)                  --                (243)
                                                       --------------     ----------------     ----------------     ----------------
         Net loans receivable                                 48,316              296,247                   --              13,019

Other Receivables:
   Accrued interest receivable                                    12                3,341                   --                  10
   Other receivables                                             109                8,217                   --                  12
                                                       --------------     ----------------     ----------------     ----------------
      Total other receivables                                    121               11,558                   --                  22

Investment in subsidiaries                                    91,758                   --                   --                  --

Residual receivables                                              --               45,410                   --              22,269
Net property and equipment                                     1,728               18,479                1,352                  --
Net excess of cost over net assets of acquired
     businesses                                                   41                2,852                   --                 335
Real estate and personal  property  acquired  through
     foreclosure                                                 119                4,021                   --                  --
Other assets                                                   7,193               10,496                  109                 664
                                                       --------------     ----------------     ----------------     ----------------
TOTAL ASSETS                                           $     149,695      $       432,205      $         1,461      $       36,376
                                                       =============      ===============      ===============      ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                 $          --      $       164,941      $            --      $        2,822
   Mortgage note payable                                          --                3,446                   --                  --

   Investor savings:
      Notes payable to investors                                  --              119,319                   --                  --
      Subordinated debentures                                     --               18,772                   --                  --
                                                       --------------     ----------------     ----------------     ----------------
         Total investor savings                                   --              138,091                   --                  --

   Senior unsecured debt                                     125,000                   --                   --                  --

   Accounts payable and accrued liabilities                      867                6,420                  366                  --
   Remittances payable                                            --                4,615                   --                  --
   Accrued interest payable                                    3,919                  447                   --                  --
   Due to affiliates                                              --              (7,223)                   --               7,601
                                                       --------------     ----------------     ----------------     ----------------
      Total other liabilities                                  4,786                4,259                  366               7,601

   Subordinated debt to affiliates                                --               51,860                  586                  --
                                                       --------------     ----------------     ----------------     ----------------

Total liabilities                                            129,786              362,597                  952              10,423

Minority interest                                                 --                   --                   --                  68

Shareholders' equity:
   Common stock                                                  485                4,083                   --                  11
   Preferred stock                                                --                   --                7,100                  --
   Capital in excess of par value                             38,739               62,948                   --              25,030
   Retained earnings (deficit)                              (19,315)                2,577               (6,591)                844
                                                       --------------     ----------------     ----------------     ----------------
Total shareholders' equity                                    19,909               69,608                  509              25,885
                                                       =============      ===============      ===============      ==============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     149,695      $       432,205      $         1,461      $       36,376
                                                       =============      ===============      ===============      ==============


                                                             Eliminations         Consolidated
                                                           -----------------    -----------------


Cash and cash equivalents                                   $            --      $        43,628

Loans receivable:
   Loans receivable held for investment                                  --               87,370
   Loans receivable held for sale                                        --              226,844
   Notes receivable from affiliates                                 (56,133)                  --
                                                           -----------------    -----------------
         Total loans receivable                                     (56,133)             314,214

   Less allowance for credit losses on loans                             --               (8,385)
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                               --               (4,380)
                                                           -----------------    -----------------
         Net loans receivable                                       (56,133)             301,449

Other Receivables:
   Accrued interest receivable                                           --                3,363
   Other receivables                                                   (187)               8,151
                                                           -----------------    -----------------
      Total other receivables                                          (187)              11,514

Investment in subsidiaries                                          (91,758)                  --

Residual receivables                                                     --               67,679
Net property and equipment                                               --               21,559
Net excess of cost over net assets of acquired
     businesses                                                        (934)               2,294
Real estate and personal  property  acquired  through
     foreclosure                                                         --                4,140
Other assets                                                           (842)              17,620
                                                           -----------------    -----------------
TOTAL ASSETS                                               $       (149,854)    $        469,883
                                                            ===============      ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                     $             --     $        167,763
   Mortgage note payable                                                 --                3,446

   Investor savings:
      Notes payable to investors                                         --              119,319
      Subordinated debentures                                            --               18,772
                                                           -----------------    -----------------
         Total investor savings                                          --              138,091

   Senior unsecured debt                                                 --              125,000

   Accounts payable and accrued liabilities                         (1,028)                6,625
   Remittances payable                                                   --                4,615
   Accrued interest payable                                              --                4,366
   Due to affiliates                                                   (378)                  --
                                                           -----------------    -----------------
      Total other liabilities                                        (1,406)              15,606

   Subordinated debt to affiliates                                   (52,446)                 --
                                                           -----------------    -----------------

Total liabilities                                                   (53,852)             449,906

Minority interest                                                        --                   68

Shareholders' equity:
   Common stock                                                      (4,094)                 485
   Preferred stock                                                   (7,100)                  --
   Capital in excess of par value                                   (87,978)              38,739
   Retained earnings (deficit)                                        3,170             (19,315)
                                                           -----------------    -----------------
Total shareholders' equity                                          (96,002)              19,909
                                                            ===============      ===============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      (149,854)     $       469,883
                                                            ===============      ===============


                            HOMEGOLD FINANCIAL , INC.
                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                DECEMBER 31, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                             Combined           Combined Non
                                                                           Wholly-Owned         Wholly-Owned           Combined
                                                          Parent             Guarantor            Guarantor          Non-Guarantor
                                                          Company          Subsidiaries         Subsidiaries         Subsidiaries
                                                       --------------     ----------------     ----------------     ----------------
                       ASSETS

Cash and cash equivalents                              $         713      $         6,411      $           263      $          174

Loans receivable:
   Loans receivable held for investment                           --               93,129                   --               7,250
   Loans receivable held for sale                                 --              187,911                9,325                  --
   Notes receivable from affiliates                           71,854               31,851                   --                  25
                                                       --------------     ----------------     ----------------     ----------------
         Total loans receivable                               71,854              312,891                9,325               7,275

   Less allowance for credit losses on loans                      --               (6,528)                  --                  --
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                        --               (2,098)                (368)               (192)
                                                       --------------     ----------------     ----------------     ----------------
         Net loans receivable                                 71,854              304,265                8,957               7,083

Other Receivables:
   Accrued interest receivable                                    --                4,250                   63                  94
   Other receivables                                           3,678                6,802                  496                  --
                                                       --------------     ----------------     ----------------     ----------------
      Total other receivables                                  3,678               11,052                  559                  94

Investment in subsidiaries                                   108,854                   --                   --                  --

Residual receivables                                              --               43,579                   --              19,623
Net property and equipment                                     1,666               15,086                1,328                  --
Net excess of cost over net assets of acquired
     businesses                                                   42                3,426                   --                 342
Real estate and personal property acquired through
     foreclosure                                                  --                3,295                   --                  --
Other assets                                                   8,545               10,324                  207                 237
                                                       --------------     ----------------     ----------------     ----------------
TOTAL ASSETS                                           $     195,352      $       397,438      $        11,314      $       27,553
                                                       ==============     ================     ===============      ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                 $          --      $        77,605      $            --      $           --

   Investor savings:
      Notes payable to investors                                  --              115,368                   --                  --
      Subordinated debentures                                     --               18,947                   --                  --
                                                       --------------     ----------------     ----------------     ----------------
         Total investor savings                                   --              134,315                   --                  --

   Senior unsecured debt                                     125,000                   --                   --                  --

   Accounts payable and accrued liabilities                      312                7,408                  760                  22
   Remittances payable                                            --                4,591                   --                  --
   Accrued interest payable                                    3,645                1,105                   --                  --
   Due to affiliates                                           3,021                   --                   --               7,057
                                                       --------------     ----------------     ----------------     ----------------
      Total other liabilities                                  6,978               13,104                  760               7,079

   Subordinated debt to affiliates                                --               63,969                9,544              16,829
                                                       --------------     ----------------     ----------------     ----------------

Total liabilities                                            131,978              288,993               10,304              23,908

Shareholders' equity:
   Common stock                                                  484                4,259                   --                  10
   Preferred stock                                                --                4,621                5,700                  --
   Capital in excess of par value                             38,609               64,570                   --               3,102
   Retained earnings (deficit)                                24,281               34,995               (4,690)                533
                                                       --------------     ----------------     ----------------     ----------------
Total shareholders' equity                                    63,374              108,445                1,010               3,645
                                                       --------------     ----------------     ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     195,352      $       397,438      $        11,314      $       27,553
                                                       =============      ===============      ===============      ================

                                                             Eliminations         Consolidated
                                                           -----------------    -----------------
                       ASSETS

Cash and cash equivalents                                   $            --      $         7,561

Loans receivable:
   Loans receivable held for investment                                  --              100,379
   Loans receivable held for sale                                        --              197,236
   Notes receivable from affiliates                                (103,730)                  --
                                                           -----------------    -----------------
         Total loans receivable                                    (103,730)             297,615

   Less allowance for credit losses on loans                             --               (6,528)
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                               --               (2,658)
                                                           -----------------    -----------------
         Net loans receivable                                      (103,730)             288,429

Other Receivables:
   Accrued interest receivable                                           --                4,407
   Other receivables                                                   (296)              10,680
                                                           -----------------    -----------------
      Total other receivables                                          (296)              15,087

Investment in subsidiaries                                         (108,854)                  --

Residual receivables                                                     --               63,202
Net property and equipment                                               --               18,080
Net excess of cost over net assets of acquired
     businesses                                                        (936)               2,874
Real estate and personal property acquired through
     foreclosure                                                         --                3,295
Other assets                                                         (1,689)              17,624
                                                           -----------------    -----------------
TOTAL ASSETS                                               $       (215,505)    $        416,152
                                                           =================        =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                     $             --     $         77,605

   Investor savings:
      Notes payable to investors                                         --              115,368
      Subordinated debentures                                            --               18,947
                                                           -----------------    -----------------
         Total investor savings                                          --              134,315

   Senior unsecured debt                                                 --              125,000

   Accounts payable and accrued liabilities                          (1,985)               6,517
   Remittances payable                                                   --                4,591
   Accrued interest payable                                              --                4,750
   Due to affiliates                                                (10,078)                  --
                                                           -----------------    -----------------
      Total other liabilities                                       (12,063)              15,858

   Subordinated debt to affiliates                                  (90,342)                  --
                                                           -----------------    -----------------

Total liabilities                                                  (102,405)             352,778

Shareholders' equity:
   Common stock                                                      (4,269)                 484
   Preferred stock                                                  (10,321)                  --
   Capital in excess of par value                                   (67,672)              38,609
   Retained earnings (deficit)                                      (30,838)              24,281
                                                           -----------------    -----------------
Total shareholders' equity                                         (113,100)              63,374
                                                           -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      (215,505)     $       416,152
                                                            ===============      ===============


                            HOMEGOLD FINANCIAL , INC.
                       CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                 Combined            Combined Non
                                                               Wholly-Owned          Wholly-Owned           Combined
                                                                 Guarantor             Guarantor          Non-Guarantor
                                         Parent Company        Subsidiaries          Subsidiaries         Subsidiaries
                                        -----------------    ------------------     ----------------     ----------------
REVENUES:
   Interest income                      $          3,830      $         19,069       $           10       $          577
   Servicing income                                   --                 8,104                   --                  769
   Gain on sale of loans:
      Cash gain on sale of loans                      --                 7,259                  720                   --
      Non-cash gain on sale of loans                  --                 2,546                  635                   --
      Loan fee income                                 --                 7,422                1,474                   65
                                        -----------------    ------------------     ----------------     ----------------
          Total gain on sale of loans                 --                17,227                2,829                   65

   Other revenues                                  2,783                 2,060                  193                  489
                                        -----------------    ------------------     ----------------     ----------------
      Total revenues                               6,613                46,460                3,032                1,900

EXPENSES:
   Interest                                        7,356                15,312                  112                  212
   Provision for credit losses                        26                 6,914                   --                   --
   Fair value write-down of residual
     receivables                                      --                 8,910                   --                   --
   Salaries, wages and employee
     benefits                                      1,902                29,716                2,758                   --
   Business development costs                          2                 6,275                  258                   --
   Other  general  and  administrative
     expense                                       1,927                13,424                1,856                  124
                                        -----------------    ------------------     ----------------     ----------------
      Total expenses                              11,213                80,551                4,984                  336
                                        -----------------    ------------------     ----------------     ----------------

   Income  (loss) before income taxes,
       minority interest, and equity in
       undistributed earnings of
       subsidiaries                               (4,600)             (34,091)              (1,952)                1,564
   Equity  in  undistributed  earnings
       of subsidiaries                           (36,131)                (507)                   --                   --
                                        -----------------    ------------------     ----------------     ----------------
   Income  (loss)  before income taxes
       and minority
       Interest                                  (40,731)             (34,598)              (1,952)                1,564

   Provision (benefit) for income
       taxes                                       2,860                   435                (51)                   --
                                        -----------------    ------------------     ----------------     ----------------
   Income (loss) before minority
       interest                                  (43,591)             (35,033)              (1,901)                1,564
   Minority  interest in (earnings)
       loss of subsidiaries                           --                    --                   --                     2
                                        -----------------    ------------------     ----------------     ----------------

   NET INCOME (LOSS)                    $        (43,591)     $       (35,033)       $      (1,901)       $        1,566
                                        ================      ===============        =============        ==============

                                            Eliminations            Consolidated
                                          ------------------    ---------------------
REVENUES:
   Interest income                         $         (4,296)     $            19,190
   Servicing income                                  (1,272)                   7,601
   Gain on sale of loans:
      Cash gain on sale of loans                         --                    7,979
      Non-cash gain on sale of loans                     --                    3,181
      Loan fee income                                    --                    8,961
                                          ------------------    ---------------------
          Total gain on sale of loans                    --                   20,121

   Other revenues                                    (3,107)                   2,418
                                          ------------------    ---------------------
      Total revenues                                 (8,675)                  49,330

EXPENSES:
   Interest                                          (4,607)                  18,385
   Provision for credit losses                           --                    6,940
   Fair value write-down of residual
     receivables                                         --                    8,910
   Salaries, wages and employee
     benefits                                            --                   34,376
   Business development costs                            --                    6,535
   Other  general  and  administrative
     expense                                         (2,798)                  14,533
                                          ------------------    ---------------------
      Total expenses                                 (7,405)                  89,679
                                          ------------------    ---------------------

   Income  (loss) before income taxes,
       minority interest, and equity in
       undistributed earnings of
       subsidiaries                                  (1,270)                (40,349)
   Equity  in  undistributed  earnings
       of subsidiaries                                36,638                      --
                                          ------------------    ---------------------
   Income  (loss)  before income taxes
       and minority
       Interest                                       35,368                (40,349)

   Provision (benefit) for income
       taxes                                            --                     3,244
                                          ------------------    ---------------------
   Income (loss) before minority
       interest                                       35,368                (43,593)
   Minority  interest in (earnings)
       loss of subsidiaries                              --                         2
                                          ------------------    ---------------------

   NET INCOME (LOSS)                       $          35,368     $           (43,591)
                                           =================     ===================


                            HOMEGOLD FINANCIAL , INC.
                       CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                        Combined             Combined Non
                                                                      Wholly-Owned           Wholly-Owned           Combined
                                                                        Guarantor             Guarantor          Non-Guarantor
                                               Parent Company         Subsidiaries           Subsidiaries         Subsidiaries
                                               ----------------      ----------------      -----------------    -----------------
REVENUES:
   Interest income                             $            40        $       16,226        $            --      $            --
   Servicing income                                         --                 3,085                     --                   --
   Gain on sale of loans:
      Cash gain on sale of loans                            --                 7,242                     54                   --
      Non-cash gain on sale of loans                        --                10,673                    138                   --
      Loan fee income                                       --                12,485                    730                   --
                                               ----------------      ----------------      -----------------    -----------------
          Total gain on sale of loans                       --                30,400                    922                   --

   Other revenues                                        3,067                   338                     65                   --
                                               ----------------      ----------------      -----------------    -----------------
      Total revenues                                     3,107                50,049                    987                   --

EXPENSES:
   Interest                                                212                10,774                     38                   --
   Provision for credit losses                              --                 4,672                     --                   --
   Salaries, wages and employee benefits                 1,555                15,571                  1,634                   --
   Business development costs                               --                 2,845                    174                   --
   Other general and administrative expense              1,227                10,185                  1,562                   --
                                               ----------------      ----------------      -----------------    -----------------
      Total expenses                                     2,994                44,047                  3,408                   --
                                               ----------------      ----------------      -----------------    -----------------

   Income (loss) before income taxes, minority
       interest, and equity in undistributed
       earnings of subsidiaries                             113                6,002                (2,421)                   --
   Equity in undistributed earnings of
       subsidiaries                                       4,989                    --                     --                   --
                                               ----------------      ----------------      -----------------    -----------------
   Income (loss) before income taxes and
       minority Interest                                 5,102                 6,002                (2,421)                   --

   Provision (benefit) for income taxes                    (46)               (1,578)                   (1)                   --
                                               ----------------      ----------------      -----------------    -----------------
   Income (loss) before minority interest                5,148                 7,580                (2,420)                   --
   Minority interest in (earnings) loss of
       subsidiaries                                         17                 (173)                     --                    --
                                               ----------------      ----------------      -----------------    -----------------

   NET INCOME (LOSS)                           $         5,165        $        7,407        $       (2,420)      $            --
                                               ===============        ==============        ==============       =============

                                                     Eliminations          Consolidated
                                                   -----------------      ----------------
REVENUES:
   Interest income                                  $        (1,242)       $       15,024
   Servicing income                                               --                3,085
   Gain on sale of loans:
      Cash gain on sale of loans                                 --                 7,296
      Non-cash gain on sale of loans                             --                10,811
      Loan fee income                                            --                13,215
                                                   -----------------      ----------------
          Total gain on sale of loans                            --                31,322

   Other revenues                                            (3,037)                  433
                                                   -----------------      ----------------
      Total revenues                                         (4,279)               49,864

EXPENSES:
   Interest                                                  (1,242)                9,782
   Provision for credit losses                                   --                 4,672
   Salaries, wages and employee benefits                         --                18,760
   Business development costs                                    --                 3,019
   Other general and administrative expense                  (3,039)                9,935
                                                   -----------------      ----------------
      Total expenses                                         (4,281)               46,168
                                                   -----------------      ----------------

   Income (loss) before income taxes, minority
       interest, and equity in undistributed
       earnings of subsidiaries                                    2                3,696
   Equity in undistributed earnings of
       subsidiaries                                           (4,989)                   --
                                                   -----------------      ----------------
   Income (loss) before income taxes and
       minority Interest                                     (4,987)                3,696

   Provision (benefit) for income taxes                          --                (1,625)
                                                   -----------------      ----------------
   Income (loss) before minority interest                    (4,987)                5,321
   Minority interest in (earnings) loss of
       subsidiaries                                              --                  (156)
                                                   -----------------      ----------------

   NET INCOME (LOSS)                                $        (4,987)       $        5,165
                                                    ===============        ==============


                            HOMEGOLD FINANCIAL , INC.
                       CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)





                                                                            Combined            Combined Non
                                                                          Wholly-Owned          Wholly-Owned           Combined
                                                                           Guarantor             Guarantor          Non-Guarantor
                                                   Parent Company         Subsidiaries          Subsidiaries         Subsidiaries
                                                  -----------------    -------------------    -----------------    -----------------
REVENUES:
   Interest income                                  $        1,769       $         10,130      $            --     $            312
   Servicing income                                             --                  2,064                   --                  315
   Gain on sale of loans:
      Cash gain on sale of loans                                --                  3,967                  563                   --
      Non-cash gain on sale of loans                            --                    112                   --                   --
      Loan fee income                                           --                  4,448                  880                   31
                                                  -----------------    -------------------    -----------------    -----------------
          Total gain on sale of loans                           --                  8,527                1,443                   31

   Other revenues                                            1,451                    895                   66                   87
                                                  -----------------    -------------------    -----------------    -----------------
      Total revenues                                         3,220                 22,616                1,509                  745

EXPENSES:
   Interest                                                  3,697                  8,002                   32                   73
   Provision for credit losses                                  26                  2,085                   --                   --
   Fair value write-down of residual receivables                --                  7,330                   --                   --
   Salaries, wages and employee benefits                       669                 13,960                1,475                   --
   Business development costs                                   --                  2,896                  159                   --
   Other general and administrative expense                    171                  6,895                  977                   52
                                                  -----------------    -------------------    -----------------    -----------------
      Total expenses                                         4,563                 41,168                2,643                  125
                                                  -----------------    -------------------    -----------------    -----------------

   Income before income taxes, minority interest,
      and equity in undistributed  earnings of
      subsidiaries                                         (1,343)              (18,552)              (1,134)                  620
   Equity in undistributed earnings of
      subsidiaries                                        (19,676)                    313                   --                   --
                                                  -----------------    -------------------    -----------------    -----------------
   Income before income taxes and minority
      interest                                            (21,019)               (18,239)              (1,134)                  620

   Provision (benefit) for income taxes                      1,957                    849                 (89)                (151)
                                                  -----------------    -------------------    -----------------    -----------------
   Income before minority interest                        (22,976)               (19,088)              (1,045)                  771
   Minority interest in (earnings) loss of
      subsidiaries                                             --                     --                   --                  (2)
                                                  -----------------    -------------------    -----------------    -----------------

   NET INCOME (LOSS)                                $     (22,976)       $       (19,088)      $       (1,045)     $            769
                                                    =============        ===============       ==============      ================

                                                             Eliminations         Consolidated
                                                           -----------------    -----------------
REVENUES:
   Interest income                                           $       (1,695)     $        10,516
   Servicing income                                                      --                3,379
   Gain on sale of loans:
      Cash gain on sale of loans                                         --                4,530
      Non-cash gain on sale of loans                                     --                  112
      Loan fee income                                                    --                5,359
                                                           -----------------    -----------------
          Total gain on sale of loans                                    --               10,001

   Other revenues                                                    (1,619)                 880
                                                           -----------------    -----------------
      Total revenues                                                 (3,314)              24,776

EXPENSES:
   Interest                                                          (1,852)               9,952
   Provision for credit losses                                           --                2,111
   Fair value write-down of residual receivables                         --                7,330
   Salaries, wages and employee benefits                                 --               16,104
   Business development costs                                            --                3,055
   Other general and administrative expense                          (1,463)               6,632
                                                           -----------------    -----------------
      Total expenses                                                 (3,315)              45,184
                                                           -----------------    -----------------

   Income before income taxes, minority interest,
      and equity in undistributed  earnings of
      subsidiaries                                                       1             (20,408)
   Equity in undistributed earnings of
      subsidiaries                                                    19,363                  --
                                                           -----------------    -----------------
   Income before income taxes and minority
      interest                                                        19,364            (20,408)

   Provision (benefit) for income taxes                                  --                2,566
                                                           -----------------    -----------------
   Income before minority interest                                    19,364            (22,974)
   Minority interest in (earnings) loss of
      subsidiaries                                                      --                  (2)
                                                           -----------------    -----------------

   NET INCOME (LOSS)                                         $        19,364     $      (22,976)
                                                             ===============     ==============

                            HOMEGOLD FINANCIAL , INC.
                       CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)
                                 (In thousands)





                                                                   Combined              Combined Non
                                                                 Wholly-Owned            Wholly-Owned            Combined
                                              Parent              Guarantor                Guarantor           Non-Guarantor
                                              Company            Subsidiaries            Subsidiaries          Subsidiaries
                                           --------------    ---------------------     ------------------    ------------------
REVENUES:
   Interest income                         $          10      $             9,447       $             --      $             --
   Servicing income                                   --                    1,940                     --                    --
   Gain on sale of loans:
      Cash gain on sale of loans                      --                    5,470                     23                    --
      Non-cash gain on sale of loans                  --                    6,259                    137                    --
      Loan fee income                                 --                    6,694                    643                    --
                                           --------------    ---------------------     ------------------    ------------------
          Total gain on sale of loans                 --                   18,423                    803                    --

   Other revenues                                  1,635                      154                     43                    --
                                           --------------    ---------------------     ------------------    ------------------
      Total revenues                               1,645                   29,964                    846                    --

EXPENSES:
   Interest                                          169                    6,501                     25                    --
   Provision for credit losses                        --                    2,599                     --                    --
   Salaries, wages and employee benefits             923                    8,877                    915                    --
   Business development costs                         --                    1,729                     92                    --
   Other general and administrative
      expense                                        729                    5,882                    919                    --
                                           --------------    ---------------------     ------------------    ------------------
      Total expenses                               1,821                   25,588                  1,951                    --
                                           --------------    ---------------------     ------------------    ------------------

   Income before income taxes, minority
      interest, and equity in
      undistributed  earnings of
      subsidiaries                                 (176)                   4,376                (1,105)                    --
   Equity in undistributed earnings of
      subsidiaries                                4,953                       --                     --                    --
                                           --------------    ---------------------     ------------------    ------------------
   Income before income taxes and
      minority interest                           4,777                    4,376                (1,105)                    --

   Provision (benefit) for income taxes               14                  (1,681)                     --                    --
                                           --------------    ---------------------     ------------------    ------------------
   Income before minority interest                 4,763                    6,057                (1,105)                    --
   Minority  interest in (earnings) loss
      of subsidiaries                                 --                       --                     --                    --
                                           --------------    ---------------------     ------------------    ------------------

   NET INCOME (LOSS)                       $       4,763      $             6,057       $        (1,105)      $             --
                                           =============      ===================       ===============       ==============


                                              Eliminations          Consolidated
                                             ----------------    -------------------
REVENUES:
   Interest income                            $         (640)     $           8,817
   Servicing income                                       --                  1,940
   Gain on sale of loans:
      Cash gain on sale of loans                          --                  5,493
      Non-cash gain on sale of loans                      --                  6,396
      Loan fee income                                     --                  7,337
                                             ----------------    -------------------
          Total gain on sale of loans                     --                 19,226

   Other revenues                                     (1,636)                   196
                                             ----------------    -------------------
      Total revenues                                  (2,276)                30,179

EXPENSES:
   Interest                                             (640)                 6,055
   Provision for credit losses                            --                  2,599
   Salaries, wages and employee benefits                  --                 10,715
   Business development costs                             --                  1,821
   Other general and administrative
      expense                                         (1,637)                 5,893
                                             ----------------    -------------------
      Total expenses                                  (2,277)                27,083
                                             ----------------    -------------------

   Income before income taxes, minority
      interest, and equity in
      undistributed  earnings of
      subsidiaries                                        1                  3,096
   Equity in undistributed earnings of
      subsidiaries                                   (4,953)                    --
                                             ----------------    -------------------
   Income before income taxes and
      minority interest                              (4,952)                 3,096

   Provision (benefit) for income taxes                   --                (1,667)
                                             ----------------    -------------------
   Income before minority interest                    (4,952)                 4,763
   Minority  interest in (earnings) loss
      of subsidiaries                                     --                     --
                                             ----------------    -------------------

   NET INCOME (LOSS)                          $       (4,952)     $           4,763
                                              ==============      =================


NOTE 9--SUBSEQUENT EVENTS

            In August 1998, the Company reached an agreement in principle with a major financial services company for the sale of the majority of the assets of the Small Business Loan Division for approximately $85.0 million in cash. The sale excludes the asset-based lending unit, which the Company plans to sell separately. In July 1998, the Company reached an agreement to sell the stock of Sterling Lending Corporation for $1.5 million, payable $400,000 in cash at closing and a promissory note for $1.1 million. Summary statements of financial condition and operations broken out by ongoing operations and to-be-sold operations are as follows:


                            HOMEGOLD FINANCIAL , INC.
                 CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                  JUNE 30, 1998
                           (In thousands) (Unaudited)




                                                           Continuing              Mortgage            Small Business
                                                            Mortgage               Operation             Operations
                                                           Operations             To Be Sold             To Be Sold
                                                       -------------------     ------------------    --------------------
                       ASSETS

Cash and cash equivalents                              $           41,790      $              --      $            1,838

Loans receivable:
   Loans receivable held for investment                            53,082                     --                  34,288
   Loans receivable held for sale                                 186,342                     --                  40,502
   Notes receivable from affiliates                                    --                     --                      --
                                                       -------------------     ------------------    --------------------
         Total loans receivable                                   239,424                     --                  74,790

   Less allowance for credit losses on loans                       (5,747)                    --                  (2,638)
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                         (3,060)                    --                  (1,320)
                                                       -------------------     ------------------    --------------------
         Net loans receivable                                     230,617                     --                  70,832

Accrued interest receivable and other receivables                   9,395                     --                   2,119
Intercompany receivables and investment in
      subsidiaries                                                 49,487                     --                      --
Residual receivables                                               50,299                     --                  17,380
Net property and equipment                                         19,081                  1,352                   1,126
Net excess of cost over net assets of acquired
      businesses                                                    1,706                     --                     588
Real estate and personal  property  acquired  through
      foreclosure                                                   4,140                     --                      --
Net debt origination costs                                          6,455                     --                     202
Deferred income tax asset                                           2,820                     --                   1,331
Servicing asset                                                     1,289                     --                      --
Other assets                                                        4,395                    109                   1,019
                                                       -------------------     ------------------    --------------------
TOTAL ASSETS                                           $          421,474      $           1,461     $            96,435
                                                       ==================      =================     ===================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                 $          124,467      $              --     $            43,296
   Mortgage note payable                                            3,446                     --                      --
   Senior unsecured debt                                          125,000                     --                      --
   Investor savings                                               138,091                     --                      --
   Other liabilities                                               10,493                    366                   4,747

                                                       -------------------     ------------------    --------------------
Total liabilities                                                 401,497                    366                  48,043

Minority interest                                                      68                     --                      --
Intercompany debt                                                      --                    586                  17,368
Shareholders' equity                                               19,909                    509                  31,024
                                                       -------------------     ------------------    --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $          421,474      $           1,461      $           96,435
                                                       ==================      =================     ===================


                                                                                 Consolidated
                                                           Eliminations              Total
                                                        -------------------    ------------------
                       ASSETS

Cash and cash equivalents                                 $             --       $         43,628

Loans receivable:
   Loans receivable held for investment                                 --                 87,370
   Loans receivable held for sale                                       --                226,844
   Notes receivable from affiliates                                     --                     --
                                                        -------------------    ------------------
         Total loans receivable                                         --                314,214

   Less allowance for credit losses on loans                            --                 (8,385)
   Less unearned discount, dealer reserves, and
      deferrals net of deferred loan costs                              --                 (4,380)
                                                        -------------------    ------------------
         Net loans receivable                                           --                301,449

Accrued interest receivable and other receivables                       --                 11,514
Intercompany receivables and investment in
      subsidiaries                                                 (49,487)                    --
Residual receivables                                                    --                 67,679
Net property and equipment                                              --                 21,559
Net excess of cost over net assets of acquired
      businesses                                                        --                  2,294
Real estate and personal  property  acquired  through
      foreclosure                                                       --                  4,140
Net debt origination costs                                                                  6,657
Deferred income tax asset                                                                   4,151
Servicing asset                                                                             1,289
Other assets                                                            --                  5,523
                                                        -------------------    ------------------
TOTAL ASSETS                                             $         (49,487)    $          469,883
                                                         =================     ==================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit                   $              --     $          167,763
   Mortgage note payable                                                --                  3,446
   Senior unsecured debt                                                --                125,000
   Investor savings                                                     --                138,091
   Other liabilities                                                    --                 15,606

                                                        -------------------    ------------------
Total liabilities                                                       --                449,906

Minority interest                                                       --                     68
Intercompany debt                                                  (17,954)                    --
Shareholders' equity                                               (31,533)                19,909
                                                        -------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $        (49,487)      $        469,883
                                                         =================     ==================


                            HOMEGOLD FINANCIAL , INC.
                       CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)



                                                                                                Small Business
                                                    Continuing          Mortgage Operations       Operations        Consolidated
                                                Mortgage Operations         To Be Sold            To Be Sold           Total
                                                --------------------    --------------------    --------------     --------------
REVENUES:
   Interest income                              $            15,200      $               10      $       3,980      $     19,190
   Servicing income                                           5,986                      --              1,615             7,601
   Gain on sale of loans:
      Cash gain on sale of loans                              4,545                   1,355              2,079             7,979
      Non-cash gain on sale of loans                          2,907                      --                274             3,181
      Loan fee income                                         7,099                   1,474                388             8,961
                                                --------------------    --------------------    ---------------    --------------
          Total gain on sale of loans                        14,551                   2,829              2,741            20,121

   Other revenues                                             1,422                     193                803             2,418
                                                --------------------    --------------------    ---------------    --------------
      Total revenues                                         37,159                   3,032              9,139            49,330

EXPENSES:
   Interest                                                  16,032                     112              2,241            18,385
   Provision for credit losses                                5,776                      --              1,164             6,940
   Fair value write-down of residual receivables              8,350                      --                560             8,910
   General and administrative expense                        43,155                   4,872              7,417            55,444
                                                --------------------    --------------------    ---------------    --------------
      Total expenses                                         73,313                   4,984             11,382            89,679
                                                --------------------    --------------------    ---------------    --------------

   Loss before income taxesand minority interest            (36,154)                (1,952)            (2,243)          (40,349)

   Provision (benefit) for income taxes                        3,813                   (51)              (518)              3,244
                                                --------------------    --------------------    ---------------    --------------

   Loss before minority interest                            (39,967)                (1,901)            (1,725)          (43,593)

   Minority interest in loss of subsidiaries                      2                      --                 --                  2
                                                --------------------    --------------------    ---------------    --------------

   NET LOSS                                     $           (39,965)     $          (1,901)      $     (1,725)      $    (43,591)
                                                ===================      =================       ============       ============

                   STERLING LENDING CORPORATION AND SUBSIDIARY
           (A MAJORITY-OWNED SUBSIDIARY OF HOMEGOLD FINANCIAL, INC. )
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   1998                      1997
                                                                       ------------------------      ----------------------
ASSETS:
Cash and cash equivalents                                                 $                 --          $          262,612
Mortgage loans held for sale                                                                --                   9,325,758
Less net deferred loan fees                                                                 --                     (368,274)
                                                                       ------------------------      ----------------------
        Net mortgage loans held for sale                                                    --                   8,957,484
Other receivables                                                                           --                     558,703
Property and equipment, net                                                          1,352,314                   1,327,532
Other assets                                                                           109,183                     207,338
                                                                       ------------------------
                                                                                                     ----------------------

TOTAL ASSETS                                                              $          1,461,497          $       11,313,669
                                                                       ========================      ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued liabilities                                  $            366,089          $          760,257
Subordinated debt to affiliates, due on demand                                         586,368                   9,543,337
                                                                       ------------------------      ----------------------
        Total liabilities                                                              952,457                  10,303,594

Shareholders' equity:
   Common stock, no par value                                                               --                          --
   Additional paid-in capital                                                        7,100,000                   5,700,000
   Accumulated deficit                                                               (6,590,960)                 (4,689,925)
                                                                       ------------------------      ----------------------
        Total shareholders' equity                                                     509,040                   1,010,075
                                                                       ------------------------      ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $          1,461,497          $       11,313,669
                                                                       ========================      ======================


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
           (A MAJORITY-OWNED SUBSIDIARY OF HOMEGOLD FINANCIAL, INC. )
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                        SIX MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------   ---------------------------------------
                                                          1998                  1997                1998                  1997
                                                  ------------------     ----------------   ------------------      ---------------
REVENUES:
   Interest income                                  $        10,038        $          --     $             --        $          --
   Gain on sale of loans                                  1,355,355              191,559              562,858              160,373
   Loan fee income                                        1,474,151              729,869              880,453              642,631
   Other revenues                                           192,934               65,426               65,986               43,392
                                                  ------------------     ----------------   ------------------      ---------------
         Total revenues                                   3,032,478              986,854            1,509,297              846,396
                                                  ------------------     ----------------   ------------------      ---------------

EXPENSES:
   Interest                                                 112,220               37,723               32,019               25,007
   Salaries, wages and employee benefits                  2,757,977            1,634,185            1,475,217              915,626
   Management fee to Parent                                 400,000              390,000              250,000              195,000
   Legal, audit, and professional fees                       78,782              178,290               15,508              104,423
   Office rent                                              286,946              165,642              149,506              125,496
   Telephone                                                209,848              137,948              105,315              107,714
   Travel and entertainment                                 162,206              136,943               89,571               58,143
   Business development costs                               257,879              173,883              158,639               91,668
   Other general and administrative expenses                718,509              553,464              367,352              327,998
                                                                                                                    ---------------
                                                  ------------------     ----------------   ------------------
         Total expenses                                   4,984,367            3,408,078            2,643,127            1,951,075
                                                  ------------------     ----------------   ------------------      ---------------

Loss before income taxes                                  (1,951,889)          (2,421,224)          (1,133,830)          (1,104,679)

Provision (benefit) for income taxes                         (50,854)              (1,135)             (88,872)                 --
                                                  ------------------     ----------------   ------------------
                                                                                                                    ---------------

NET LOSS                                            $     (1,901,035)      $   (2,420,089)   $      (1,044,958)      $   (1,104,679)
                                                  ==================     ================   ==================      ===============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
           (A MAJORITY-OWNED SUBSIDIARY OF HOMEGOLD FINANCIAL, INC. )
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------------------------
                                                                                       1998                         1997
                                                                              -----------------------     ------------------------
OPERATING ACTIVITIES:
Net loss                                                                        $          (1,901,035)      $           (2,420,089)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                          141,182                      224,919
      Provision for deferred income taxes                                                    (325,820)                      (1,135)
      Decrease in deferred loan fees                                                         (368,274)                         --
      Principal proceeds from loans sold                                                  41,847,196                   11,693,720
      Loans originated with intent to sell                                                (32,521,438)                 (11,693,720)
      Changes in operating assets and liabilities                                            588,510                      202,122
                                                                              -----------------------     ------------------------
             Net cash provided by (used in) operating activities                           7,460,321                    (1,994,183)
                                                                              -----------------------     ------------------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                           (165,964)                  (1,143,594)
                                                                              -----------------------     ------------------------
             Net cash used in investing activities                                           (165,964)                  (1,143,594)
                                                                              -----------------------     ------------------------

FINANCING ACTIVITIES:
Cash investment from Parent                                                                1,400,000                    2,600,000
Net cash received (paid) on intercompany
   borrowings                                                                              (8,956,969)                    523,384
                                                                              -----------------------     ------------------------
             Net cash provided by (used in) financing activities                           (7,556,969)                  3,123,384
                                                                              -----------------------     ------------------------
             Net increase (decrease) in cash and cash  equivalents                           (262,612)                     (14,393)
Cash and cash equivalents at beginning of period                                             262,612                      125,799
                                                                              -----------------------     ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $                 --        $             111,406
                                                                              =======================     ========================




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   STERLING LENDING CORPORATION AND SUBSIDIARY
           (A MAJORITY-OWNED SUBSIDIARY OF HOMEGOLD FINANCIAL, INC. )
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--ORGANIZATION AND BASIS OF PREPARATION

            Sterling Lending Corporation ("Sterling Lending") is an 80% owned subsidiary of HomeGold Financial, Inc. ("Parent Company"). Sterling Lending was organized on March 6, 1996 as Emergent Lending Corp., and its name was changed to Sterling Lending Corporation on July 24, 1996. Operations began August 1, 1996.

            The accompanying consolidated financial statements include the accounts of Sterling Lending and Sterling Lending Insurance Agency, Inc. (a 100% owned subsidiary) and are prepared in accordance with the SEC's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the financial statements included in the Sterling Lending's Annual Report on Form 10-K for the year ended December 31, 1997, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current period presentation. Such reclassifications had no effect on net loss or shareholders' equity as previously reported.

            The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income for the six-month and three-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. All significant intercompany balances and transactions between Sterling Lending and its subsidiary have been eliminated in consolidation.

            KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

            For the six-month periods ended June 30, 1998 and 1997, Sterling Lending paid interest of $112,022 and $37,723, respectively. Sterling Lending paid no income taxes for the six months ended June 30, 1998 and 1997.

NOTE 3--CASH AND CASH EQUIVALENTS

            Sterling Lending considers all highly liquid investments readily convertible to cash or having a maturity of three months or less to be cash equivalents.

            Sterling Lending maintains its primary checking account with one bank. The amounts maintained in the checking account are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.

NOTE 4 --ADOPTION OF NEW ACCOUNTING STANDARDS

            Effective January 1, 1998, Sterling Lending adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the six-month and three-month periods ended June 30, 1998 and 1997.

NOTE 5--SUBSEQUENT EVENT

            In July 1998, the Company reached an agreement to sell the stock of Sterling Lending Corporation for $1.5 million, payable $400,000 in cash at closing and a promissory note for $1.1 million. The transaction is expected to close before the end of the third quarter 1998, although no assurance of this can be given.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The discussion should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company") Consolidated Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

            Certain statements in the financial discussion and analysis by management that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations are "forward-looking" statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences are many and include: lower origination volume due to market conditions, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, lower premiums on loan sales, general lending risks, dependence on Federal programs, impact of competition, regulation of lending activities, and changes in the regulatory environment.

GENERAL

            The Company is a diversified financial services company headquartered in Greenville, South Carolina, which originates, purchases, sells, securitizes and services residential mortgage loans (through its "Mortgage Loan Division") and small business loans (through its "Small Business Loan Division") to sub-prime customers. Prior to March 1998, the Company also originated, securitized and serviced auto loans. Substantially all of the assets of the Auto Loan Division were sold in the first quarter of 1998 to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc. in order to narrow the Company's financial services focus, and the Company no longer makes auto loans. In August 1998, the Company reached an agreement in principle with a major financial servcies company for the sale of the majority of the assets of the Small Business Loan Division for approximately $85.0 million in cash. The sale excludes the asset-based lending unit, which the Company plans to sell separately. These sales will allow the Company to focus exclusively on its Mortgage Loan operations. The sale of the Small Business Loan Division is expected to result in a gain of approximately $20 million to the Company, and provides the Company with additional liquidity. This transaction is expected to close by September 30, 1998, although no assurance of this can be given.

            The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. Since 1996, the Company has been focused principally on expanding its Mortgage Loan Division and Small Business Loan Division. In the fourth quarter of 1997, the Company restructured its Mortgage Loan Division. Because of this restructuring, loan origination volume decreased an aggregate of approximately 20% in the first two quarters of 1998 as compared to the fourth quarter of 1997. Loan origination volume in July has not shown improvement over the second quarter, and the Company is focusing its resources on efforts to increase the loan origination volume for the last part of the year. The Company's general and administrative overhead structure remains too high for the current levels of volume, and further reductions in the cost structure will be required if volume targets are not met. Much of the cost savings resulting from personnel reductions made in May of 1998 is not expected to be evident until the third quarter of 1998 as the result of severance paid out to terminated employees.

            While the above changes had a negative impact on earnings in the first and second quarter of 1998, the long-term benefits of these changes are expected to outweigh this negative impact. In order to concentrate on the larger retail mortgage operation ("HomeGold"), the Company has determined to pursue the divestiture of its smaller retail mortgage origination subsidiary, Sterling Lending Corporation ("SLC"). This subsidiary was started in June 1996 and has originated only a small percentage of total retail loans. In July 1998, the Company reached an agreement to sell the stock of Sterling Lending Corporation for $1.5 million, payable $400,000 in cash at closing and a promissory note for $1.1 million. The transaction is expected to close before the end of the third quarter 1998, although no assurance of this can be given.

The following table sets forth certain data relating to the Company's loans at and for the periods indicated:


                                                        AT AND FOR THE SIX                   AT AND FOR THE YEARS ENDED
                                                      MONTHS ENDED JUNE 30,                         DECEMBER 31,
                                                 ------------------------------    ------------------------------------------------
                                                       1998             1997            1997               1996            1995
                                                 --------------     -----------    -------------      ----------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated                     $     437,306      $  474,261     $  1,082,816      $   328,649       $   192,800
   Mortgage loans sold                                 293,515         158,480          435,333          284,794           127,632
   Mortgage loans securitized                           92,173         198,740          487,563               --                --
   Total mortgage loans owned (4)                      238,846         247,892          231,145          146,231            88,165
   Total serviced mortgage loans (4)                   752,866         444,472          768,556          146,231            88,165
   Total serviced unguaranteed mortgage
       Loans (1)(4)                                    752,866         444,472          700,248          146,231            88,165
   Average mortgage loans owned (2)                    281,646         215,304          215,790           97,281            74,158
   Average serviced mortgage loans (2)                 808,610         295,352          443,318           97,281            74,158
   Average serviced unguaranteed
       Mortgage loans (1)(2)                           806,876         295,352          411,549           97,281            74,158
   Average interest earned (2)                           10.01  %        10.19  %         10.92  %         11.97  %          12.10 %

SMALL BUSINESS LOANS:
   Small business loans originated               $      65,863      $   30,996     $     81,018      $    68,210       $    39,560
   Small business loans sold                            26,192          17,646           41,232           33,060            25,423
   Small business loans securitized                      1,827           4,626           24,286           12,851            17,063
   Total small business loans owned (4)                 74,790          44,491           45,186           29,385            20,620
   Total serviced small business loans (4)             239,505         169,891          198,876          140,809           108,696
   Total serviced unguaranteed small business
       Loans (3)(4)                                     99,825          63,043           78,822           44,017            24,867
   Average small business loans owned (2)               55,439          30,485           38,427           26,700            23,692
   Average serviced small business loans (2)           217,141         151,082          165,053          125,723            98,753
   Average serviced unguaranteed small
       Business loans (2) (3)                           89,324          53,530           61,420           34,442            21,819
   Average interest earned (2)                           14.36  %        13.76  %         15.89  %         12.61  %          10.39 %

AUTO LOANS:
   Auto loans originated                         $       2,983      $    8,488     $     15,703      $    18,287       $    17,148
   Auto loans sold                                      20,578              --               --               --                --
   Auto loans securitized                                   --              --               --           16,107                --
   Total auto loans owned (4)                              578          17,680           21,284           13,916            17,673
   Total serviced auto loans (4)                           578          22,555           21,284           22,033            17,673
   Average auto loans owned (2)                         10,801          15,869           17,104           11,917            13,078
   Average serviced auto loans (2)                      10,801          22,435           22,267           21,277            13,078
   Average interest earned (2)                           20.60  %        24.12  %         24.05  %         23.57  %          27.40 %

TOTAL LOANS:
   Total loans receivable (4)                    $     314,214      $  310,063     $    297,615      $   189,532       $   126,458
   Total serviced loans (4)                            992,949         636,919          988,716          309,073           214,534
   Total serviced unguaranteed loans  (1)(3)(4)        853,269         530,071          800,354          212,281           130,705

------------------------------------------------------------------------------------------------------------------------------------

(1)   Excludes loans serviced for others with no credit risk to the Company.

(2) Averages are daily averages for all periods, except 1995 averages, which are computed using beginning and ending balances.

(3)   Excludes guaranteed portion of SBA Loans.

(4)   Period end.

OPERATING CASH FLOW

            The Company expects to continue to operate on a negative cash flow basis due to the level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes"), senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized and subserviced loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables.

            The Company overcollateralizes loans as a credit enhancement on the mortgage securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company has determined to conduct its loan sales so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the second quarter of 1998 and has also determined to continue selling all loans on a whole-loan cash basis for the remainder of 1998, rather than securitizing such loans. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy.

            The table below summarizes cash flows provided by and used in operating activities by quarter in 1998 and 1997:


                                          2ND QTR            1ST QTR         4TH QTR         3RD QTR        2ND QTR       1ST QTR
                                            1998              1998            1997            1997           1997          1997
                                       ---------------    -------------   --------------  ------------    -----------  -------------
                                                                                    (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and
          excess cash
          flow from securitization
          trusts                         $   2,143        $   2,728        $     651      $     714      $   1,352      $    970
     Interest received                      10,867            9,367            8,042          9,762          7,733         6,180
     Cash gain on sale of loans              4,530            3,449            2,306          4,551          5,493         1,803
     Cash loan origination fees
          received                           5,959            3,883            7,277          9,498          9,135         5,933
     Securitization hedge gains                 --               38               --             --             --            --
     Other cash income                       1,016            1,549            1,046            382            209           238
                                       --------------    -------------   --------------    -----------    ----------- -------------
          Total operating cash income       24,515           21,014           19,322         24,907         23,922        15,124

OPERATING CASH EXPENSES:
     Securitization costs                         --            (851)          (1,236)          (747)          (764)         (900)
     Securitization hedge losses                  --             --              (129)          (390)        (1,606)          --
     Cash operating expenses                (24,882)         (28,753)         (27,086)       (23,447)       (17,814)      (13,246)
     Interest paid                           (7,230)         (11,539)          (5,186)        (7,198)        (5,037)       (3,559)
     Taxes paid                              (1,280)            (187)            (469)          (546)          (498)          (68)
                                       --------------    -------------   --------------    -----------    ----------- -------------
          Total operating cash
               expenses                     (33,392)         (41,330)         (34,106)       (32,328)       (25,719)      (17,773)

     CASH DEFICIT DUE TO OPERATING
           CASH INCOME AND EXPENSES          (8,877)         (20,316)         (14,784)        (7,421)        (1,797)       (2,649)

CASH REVNUES TO CASH EXPENSES RATIO              73%              51%              57%            77%            93%           85%

OTHER CASH FLOWS:
     Cash provided by (used in)
          other payables and
          receivables                        (9,817)         10,456              335          (5,479)        (1,096)         885
     Cash used provided by (used in)
          loans held for sale                14,982           (66,040)         (30,595)       35,091        (101,313)      (17,466)
                                       --------------    -------------   --------------    -----------    ----------- -------------
     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES           $   (3,712)      $  (75,900)      $  (45,044)    $  22,191      $ (104,206)    $ (19,230)
                                       ==============    =============   ==============  ============= ============== =============


            Certain previously reported amounts have been reclassified to conform to current year presentation.

REVENUES

            The principal components of the Company's revenues are (i) interest, fees and servicing revenues earned on its serviced loans receivable reduced by interest paid on borrowed funds associated with such serviced loans receivable; and (ii) gains resulting from the sale and securitization of its loans, including loan origination fees recognized.

            For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.


                                                                FOR THE SIX MONTHS                    FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,                          ENDED JUNE 30,
                                                          -----------------------------------      ----------------------------
                                                               1998                 1997               1998            1997
                                                          ---------------     ---------------      -------------     ---------
        Interest income                                        38.9  %              30.1  %           42.4  %            29.2  %
        Servicing income                                       15.4                  6.2              13.6                6.4
        Cash gain on sale of loans                             16.2                 14.6              18.3               18.2
        Non-cash gain on sale of loans                          6.4                 21.7               0.5               21.2
        Loan fee income                                        18.2                 26.5              21.6               24.3
        Other revenues                                          4.9                  0.9               3.6                0.7
                                                          ---------------     ---------------      -------------     ---------
                    Total revenues                            100.0  %             100.0  %          100.0  %           100.0  %
                                                          ===============     ===============      =============     =============

        Interest expense                                       37.3  %              19.6  %           40.2  %            20.1  %
        Provision for credit losses                            14.1                  9.4               8.5                8.6
        Fair value write-down of residual receivables          18.1                   --              29.6                 --
        Salaries, wages and employee benefits                  69.7                 37.6              65.0               35.5
        Business development costs                             13.2                  6.1              12.3                6.0
        Other general and administrative expenses              29.5                 19.9              26.8               19.5
        Income (loss) from continuing operations before
           income taxes                                        (81.9)                7.4              (82.4)             10.3
        Provision (benefit) for income taxes                    6.5                  (3.3)            10.3                (5.5)
        Minority interest in loss of subsidiaries                --                  (0.3)              --                 --
                                                          ---------------     ---------------      -------------     ---------
                    Net income (loss)                          (88.4)%              10.4  %           (92.7)%            15.8  %
                                                          ===============     ===============      =============     =============

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

            The Company recognized a net loss of $43.6 million for the six months ended June 30, 1998 as compared to net income of $5.2 million for the six months ended June 30, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to general and administrative expense structure and several unusual items in the first half of 1998, which negatively impacted net income. These unusual items included, among other things, an $8.9 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools and a $5.0 million loss resulting from a decision to change the Company's aggregation methods related to the lower of cost or market accounting for mortgage loans held for sale.

             Total revenues decreased $600,000, or 1%, to $49.3 million for the six months ended June 30, 1998 from $49.9 million for the six months ended June 30, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and decreases in non-cash gain on sale of loans as the Company did not complete a mortgage securitization in the second quarter of 1998. No mortgage loan securitizations are currently planned for the remainder of 1998, as the Company plans to sell its loans on a whole-loan servicing-released basis for cash premiums. The decrease in non-cash gain on sale was partly offset by higher interest income and servicing income.

            Interest income increased $4.2 million, or 28%, to $19.2 million for the six months ended June 30, 1998 from $15.0 million for the six months ended June 30, 1997. Interest income earned by the Mortgage Loan Division increased $1.9 million, or 16%, to $14.1 million for the six months ended June 30, 1998 from $12.2 million for the six months ended June 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Mortgage Loan Division, which increased $66.3 million, or 31%, to $281.6 million for the six months ended June 30, 1998 from $215.3 million for the six months ended June 30, 1997. The Company plans to reduce the amount of loans held for sale during the remainder of 1998 through whole-loan sales. Average interest earned by the Mortgage Loan Division for the six months ended June 30, 1998 was 10.0% as compared to 10.2% for the six months ended June 30, 1997. Interest income earned by the Small Business Loan Division increased $1.9 million, or 91%, to $4.0 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Small Business Loan Division, which increased $24.9 million, or 82%, to $55.4 million for the six months ended June 30, 1998 from $30.5 million for the six months ended June 30, 1997, reflecting the increased loan origination levels generated by that Division, and the fact that the Company retains the asset-based loans and mezzanine loans for investment purposes, rather than selling or securitizing these loans. Average interest earned by the Small Business Loan Division for the six months ended June 30, 1998 was 14.4% as compared to 13.8% for the six months ended June 30, 1997.

            Servicing income increased $4.5 million, or 145%, to $7.6 million for the six months ended June 30, 1998 from $3.1 million for the six months ended June 30, 1997. This increase was due principally to the securitization of Mortgage Loans throughout 1997 and in the first quarter of 1998, for which the Company retained servicing rights. Prior to 1997, the Mortgage Loan Division did not securitize its loans, therefore the serviced portfolio was just beginning to grow during the first quarter of 1997. The average serviced loan portfolio for the Mortgage Loan Division increased $513.2 million, or 174%, to $808.6 million for the six months ended June 30, 1998 from $295.4 million for the six months ended June 30, 1997.

            Cash gain on sale of loans increased $683,000, or 9%, to $8.0 million for the six months ended June 30, 1998 from $7.3 million for the six months ended June 30, 1997. The increase resulted principally from increased sales of Mortgage Loans in the first six months of 1998 due to the fact that the Company did not complete a mortgage securitization in the second quarter of 1998. Mortgage Loans sold increased $135.0 million, or 85%, to $293.5 million for the six months ended June 30, 1998 from $158.5 million for the six months ended June 30, 1997. However, the weighted average gain on sale of Mortgage Loans decreased to 2.0% for the six months ended June 30, 1998 from 3.6% for the six months ended June 30, 1997.

            Non-cash gain on sale of loans decreased $7.6 million, or 70%, to $3.2 million for the six months ended June 30, 1998 from $10.8 million for the six months ended June 30, 1997. The decrease in non-cash gain on sale of loans was due principally to the Company's decision not to complete a mortgage securitization in the second quarter of 1998, in addition to a $5.0 million write-down in the first quarter of 1998 resulting from a decision to change the Company's aggregation methods related to the lower of cost or market accounting for mortgage loans held for sale. The Mortgage Loan Division securitized $92.2 million in loans for the six months ended June 30, 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.6%, net of expenses. The Mortgage Loan Division securitized $198.7 million in loans for the six months ended June 30, 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 5.0%, net of expenses. The non-cash gain as a percentage of loans securitized was higher for the six months ended June 30, 1998 as the result of reduced overcollateralization requirements on the 1998 first quarter securitization transaction compared to the Company's initial mortgage loan securitization completed in the first quarter of 1997.

            Loan fees decreased $4.2 million, or 32%, to $9.0 million for the six months ended June 30, 1998 from $13.2 million for the six months ended June 30, 1997. Loan fees as a percentage of retail production for the six months ended June 30, 1998 were 4.7% as compared to 5.1% for the six months ended June 30, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

            Other revenues increased $2.0 million to $2.4 million for the six months ended June 30, 1998 from $433,000 for the six months ended June 30, 1997. Other revenues are comprised principally of insurance commissions, underwriting fees and management fees. The increase of other revenues resulted principally from the increased value of securities owned relating to the commercial mezzanine lending operation in the amount of approximately $500,000 and higher underwriting fees received in 1998 on brokered loans.

             Total expenses increased $43.5 million, or 94%, to $89.7 million for the six months ended June 30, 1998 from $46.2 million for the six months ended June 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, fair value write-down of residual receivables, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operations. However, general and administrative expenses have dropped from more than $10.3 million per month earlier in 1998 to less than $8.0 million per month in June 1998. In addition, many of the cost savings resulting from the Company's personnel reductions made in May 1998 will not be evident until the third quarter of 1998 as a result of severance paid to terminated employees. Management has reduced general and administrative expeses to approximately $7.5 million in July 1998 from an average of $9.9 million per month in the first quarter of 1998 and $8.6 million per month in the second quarter of 1998. Management expects third quarter general and administrative expenses to be $4.0 million lower than the second quarter. General and administrative expenses are expected to be reduced by an additional $2.0 million per month after September 1998 as a result of the sale of selected business units.

            Interest expense increased $8.6 million, or 88%, to $18.4 million for the six months ended June 30, 1998 from $9.8 million for the six months ended June 30, 1997. The increase in interest expense was due principally to increased borrowings by the Mortgage Loan Division associated with increased average loan portfolio and the offering of the Company's Senior Notes due 2004. Interest expense in the Mortgage Loan Division increased to $10.4 million for the six months ended June 30, 1998 from $8.9 million for the six months ended June 30, 1997. Average borrowings attributable to the Mortgage Loan Division, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased to $267.3 million for the six months ended June 30, 1998 from $236.8 million for the six months ended June 30, 1997. In September 1997, the Company also completed the $125.0 million offering of the Company's Senior Notes due 2004 with interest payable at 10.75%. For the six months ended June 30, 1998, the Company incurred interest expense of $7.0 million related to the Senior Notes due 2004.

            Provision for credit losses increased $2.2 million, or 47%, to $6.9 million for the six months ended June 30, 1998 from $4.7 million for the six months ended June 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans, including delinquent loans purchased out of the mortgage securitizations, which totalled $5.5 million for the six months ended June 30, 1998.

             As the result of higher than anticipated prepayments, the Company, in 1998, modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 25 CPR (up from the previous prepayment speeds of 20 CPR) and modified the estimated prepayment speeds on its 1995-1 small business loan securitization transaction to peak at 25 CPR (up from the previous prepayment speeds of 15 CPR). This resulted in a write-down of residual receivables of $8.9 million. No such write-down was necessary in 1997.

             General and administrative expense increased $23.7 million, or 75%, to $55.4 million for the six months ended June 30, 1998 from $31.7 million for the six months ended June 30, 1997. This is a result primarily from the increased personnel costs in the Mortgage Loan Division due to the expansion in 1997 and early 1998 of the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail regional operating centers in Greenville (first quarter of 1997) and Houston (fourth quarter of 1997). Salaries, wages and employee benefits increased $15.6 million, or 83%, to $34.4 million for the six months ended June 30, 1998 from $18.8 million for the six months ended June 30, 1997. The higher general and administrative expenses were also the result of expenditures associated with an anticipated higher level of production volume planned for in 1998, which has not occurred. The Company's volume continues to lag behind expectations.

             The Company has recorded current income tax expense of $3.2 million for the six months ended June 30, 1998, even though overall the Company generated a pre-tax loss for the six months ended June 30, 1998. The Company has not recorded a deferred tax benefit related to the current loss due to management's assessment of the recoverability of the related deferred tax asset. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

            The Company recognized a net loss of $23.0 million for the three months ended June 30, 1998 as compared to net income of $4.8 million for the three months ended June 30, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to general and administrative expense structure and several unusual items in the second quarter of 1998, which negatively impacted net income. These unusual items included, among other things, a $7.3 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools.

            Total revenues decreased $5.4 million, or 18%, to $24.8 million for the three months ended June 30, 1998 from $30.2 million for the three months ended June 30, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and lower non-cash gain on sale of loans as a result of no loan securitization transaction being completed in the second quarter of 1998. No mortgage loan securitizations are currently planned for the remainder of 1998, as the Company plans to sell its loans on a whole-loan servicing-released basis for cash premiums.

             Interest income increased $1.7 million, or 19%, to $10.5 million for the three months ended June 30, 1998 from $8.8 million for the three months ended June 30, 1997. Interest income earned by the Mortgage Loan Division increased $500,000, or 7%, to $7.7 million for the three months ended June 30, 1998 from $7.2 million for the three months ended June 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Mortgage Loan Division, which increased $40.4 million, or 15%, to $303.4 million for the three months ended June 30, 1998 from $263.0 million for the three months ended June 30, 1997. The Company plans to reduce the amount of loans held for sale during the remainder of 1998 through whole-loan sales. Average interest earned by the Mortgage Loan Division for the three months ended June 30, 1998 was 10.7% as compared to 10.0% for the three months ended June 30, 1997. Interest income earned by the Small Business Loan Division increased $1.0 million, or 83%, to $2.2 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Small Business Loan Division, which increased $25.1 million, or 74%, to $58.8 million for the three months ended June 30, 1998 from $33.7 million for the three months ended June 30, 1997, reflecting the increased loan origination levels generated by that Division, and the fact that the Company retains the asset-based loans and mezzanine loans for investment purposes, rather than selling or securitizing these loans. Average interest earned by the Small Business Loan Division for the three months ended June 30, 1998 was 15.1% as compared to 14.3% for the three months ended June 30, 1997.

            Servicing income increased $1.5 million, or 79%, to $3.4 million for the three months ended June 30, 1998 from $1.9 million for the three months ended June 30, 1997. This increase was due principally to the securitization of Mortgage Loans throughout 1997 and in the first quarter of 1998, for which the Company retained servicing rights. Prior to 1997, the Mortgage Loan Division did not securitize its loans, therefore the serviced portfolio was just beginning to grow during the second quarter of 1997. The average serviced loan portfolio for the Mortgage Loan Division increased $485.2 million, or 139%, to $833.2 million for the three months ended June 30, 1998 from $348.0 million for the three months ended June 30, 1997.

            Cash gain on sale of loans decreased $1.0 million, or 18%, to $4.5 million for the three months ended June 30, 1998 from $5.5 million for the three months ended June 30, 1997. The decrease resulted principally from reduced premiums recognized on sale of Mortgage Loans in the second quarter of 1998. The weighted average gain on sale of Mortgage Loans decreased to 1.4% for the three months ended June 30, 1998 from 3.6% for the three months ended June 30, 1997. This decrease resulted even though Mortgage Loans sold increased $112.8 million, or 95%, to $231.4 million for the three months ended June 30, 1998 from $118.6 million for the three months ended June 30, 1997.

            Non-cash gain on sale of loans decreased $6.3 million to $112,000 for the three months ended June 30, 1998 from $6.4 million for the three months ended June 30, 1997. The decrease in non-cash gain on sale of loans was due to the Company's decision not to complete a mortgage securitization in the second quarter of 1998. The Mortgage Loan Division securitized $121.2 million in loans in the second quarter of 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 5.3%, net of expenses.

            Loan fees decreased $1.9 million to $5.4 million for the three months ended June 30, 1998 from $7.3 million for the three months ended June 30, 1997. Loan fees as a percentage of retail production for the three months ended June 30, 1998 were 4.60% as compared to 4.91% for the three months ended June 30, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

            Other revenues increased $684,000 to $880,000 for the three months ended June 30, 1998 from $196,000 for the three months ended June 30, 1997. Other revenues are comprised principally of insurance commissions, underwriting fees and management fees. The increase of other revenues resulted principally from higher underwriting fees received in 1998 on brokered loans.

             Total expenses increased $18.1 million, or 67%, to $45.2 million for the three months ended June 30, 1998 from $27.1 million for the three months ended June 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, fair value write-down of residual receivables, salaries, wages and employee benefits, business development, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operations. However, general and administrative expenses have dropped from more than $10.3 million per month earlier in 1998 to less than $8.0 million per month in June 1998. In addition, many of the expense reductions resulting from the Company's personnel cuts made in May 1998 will not be evident until the third quarter of 1998 as a result of severance paid to terminated employees. Management has reduced general and administrative expeses to approximately $7.5 million in July 1998 from an average of $9.9 million per month in the first quarter of 1998 and $8.6 million per month in the second quarter of 1998. Management expects third quarter general and administrative expenses to be $4.0 million lower than the second quarter. General and administrative expenses are expected to be reduced by an additional $2.0 million per month after September 1998 as a result of the sale of selected business units.

            Interest expense increased $3.9 million, or 64%, to $10.0 million for the three months ended June 30, 1998 from $6.1 million for the three months ended June 30, 1997. The increase in interest expense was due principally to increased borrowings by the Mortgage Loan Division associated with increased average loan balances and the offering of the Company's Senior Notes due 2004. Interest expense in the Mortgage Loan Division increased to

$5.6 million for the three months ended June 30, 1998 from $5.5 million for the three months ended June 30, 1997. Average borrowings attributable to the Mortgage Loan Division, both under its revolving warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $3.7 million, or 1%, to $294.8 million for the three months ended June 30, 1998 from $291.1 million for the three months ended June 30, 1997. In September 1997, the Company also completed the $125.0 million offering of the Company's Senior Notes due 2004 with interest payable at 10.75%. For the three months ended June 30, 1998, the Company incurred interest expense of $3.5 million related to the Senior Notes due 2004.

            Provision for credit losses decreased $488,000, or 19%, to $2.1 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans, including delinquent loans purchased out of the mortgage securitizations, which totalled $1.8 million for the three months ended June 30, 1998.

             As the result of higher than anticipated prepayments, the Company, in the second quarter of 1998, modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 25 CPR, up from the previous prepayment speeds of 20 CPR. This resulted in the recognition of a write-down of residual receivables of $7.3 million. No such write-down was necessary in 1997.

             General and administrative expense increased $7.4 million, or 40%, to $25.8 million for the three months ended June 30, 1998 from $18.4 million for the three months ended June 30, 1997. This resulted primarily from the increased personnel costs in the Mortgage Loan Division due to the expansion in 1997 and early 1998 of the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail regional operating centers in Greenville (first quarter of 1997) and Houston (fourth quarter of 1997). Salaries, wages and employee benefits increased $5.4 million, or 51%, to $16.1 million for the three months ended June 30, 1998 from $10.7 million for the three months ended June 30, 1997. The higher general and administrative expenses were also the result of expenditures associated with an anticipated higher level of production volume planned for in 1998, which has not occurred. The Company's volume continues to lag behind expectations.

            The Company has recorded current income tax expense of $2.6 million for the three months ended June 30, 1998, even though overall the Company generated a pre-tax loss for the three months ended June 30, 1998. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

FINANCIAL CONDITION

            Net loans receivable increased $13.0 million to $301.4 million at June 30, 1998 from $288.4 million at December 31, 1997. The residual receivables increased by $4.5 million to $67.7 million at June 30, 1998, from $63.2 million at December 31, 1997. This increase resulted primarily from the retention of the residual interest certificates in the Company's Mortgage Loan securitization completed in the first quarter of 1998, offset by $8.9 million of write-downs of the residual receivables as a result of higher than anticipated prepayments.

            Net property and equipment increased by $3.5 million to $21.6 million at June 30, 1998, from $18.1 million at December 31, 1997, while other assets decreased by $1.7 million to $11.2 million at June 30, 1998 from $12.9 million at December 31, 1997.

            The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes due 2004). At June 30, 1998, the Company had debt outstanding under revolving warehouse lines of credit to banks of $167.8 million, which compares with $77.6 million at December 31, 1997, for an increase of $90.2 million. During the second quarter of 1998, the Company obtained a three-year $200 million revolving warehouse line of credit that was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. During September 1997, the Company issued $125.0 million of Senior Notes due 2004. At June 30, 1998, the Company had $138.1 million of CII Notes outstanding, which compares with $134.3 million at December 31, 1997, for an increase of $3.8 million.

            Total shareholders' equity at June 30, 1998 was $19.9 million, which compares to $63.4 million at December 31, 1997, a decrease of $43.5 million. This decrease resulted principally from a net loss of $43.6 million for the six months ended June 30, 1998.

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

            In securitization transactions, the residual receivables bear the risk of default for the entire pool of securitized loans to the extent of such certificates' value. Accordingly, the value of the residual receivables retained by the Company would be impaired to the extent losses on the securitized loans exceed the amount estimated when determining the residual cash flows.

SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

            The table below summarizes certain information with respect to the Company's allowance for credit losses on the owned portfolio for each of the periods indicated.




                                      AT AND FOR THE     AT AND FOR THE
                                        SIX MONTHS        THREE MONTHS                        AT AND FOR THE YEARS ENDED
                                      ENDED JUNE 30,     ENDED JUNE 30,                              DECEMBER 31,
                                     ---------------     ---------------      ------------------------------------------------------
                                                    1998                           1997                1996               1995
                                     -----------------------------------      ----------------     --------------     --------------
                                                                          (IN THOUSANDS)

Allowance for credit losses at
   beginning of period                  $     6,528        $      7,685         $     3,084        $     1,874        $     1,730

Net charge-offs                               (3,836)             (1,411)             (5,166)            (2,494)            (1,563)
Provision charged to expense                  6,940               2,111              10,030              5,416              2,480
Reversal of allowance on auto
   loans sold                                 (1,247)                --                  --                 --                 --
Securitization transfers                         --                  --               (1,420)            (1,712)              (773)
                                     ---------------     ---------------      ----------------------------------------------------

Allowance for credit losses at
   end of the period                    $     8,385        $      8,385         $     6,528        $     3,084        $     1,874
                                     ===============     ===============      ==============     ==============     ==============

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

SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON RESIDUAL RECEIVABLES

            The table below summarizes certain information with respect to the Company's allowance for losses that is embedded in the residual receivables for each of the periods indicated.




                                                      AT AND FOR THE      AT AND FOR THE
                                                        SIX MONTHS         THREE MONTHS        AT AND FOR THE YEARS ENDED
                                                      ENDED JUNE 30,      ENDED JUNE 30,              DECEMBER 31,
                                                     ---------------     ---------------   -----------------------------------------
                                                                    1998                       1997             1996          1995
                                                     ------------------------------------   -------------  --------------   --------
                                                                                     (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning of period            $     14,255     $       16,116     $   1,202     $       773      $     --
Net charge-offs                                                  (13)               (6)       (1,645)         (1,283)           --
Change in anticipated losses embedded in
   securitization gain model                                  (1,381)           (3,249)       13,278              --             --
Allowance transferred from owned portfolio                       --                --          1,420           1,712            773
                                                     ---------------   ---------------    -----------  --------------   ------------

Allowance for losses at the end of the period          $     12,861     $       12,861     $  14,255     $     1,202      $     773
                                                     ===============   ===============    ===========  ==============   ============


SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON SERVICED PORTFOLIO

            The table below summarizes the Company's allowance for credit losses with respect to the Company's total serviced portfolio (including both owned and securitized loan pools) for each of the periods indicated.


                                                                            AT AND FOR THE
                                                          AT AND FOR THE     THREE MONTHS
                                                         SIX MONTHS ENDED       ENDED            AT AND FOR THE YEARS ENDED
                                                             JUNE 30,          JUNE 30,                 DECEMBER 31,
                                                         --------------     --------------  -------------------------------------
                                                                      1998                       1997      1996          1995
                                                         ---------------------------------  ----------  -----------  ------------
                                                                                       (IN THOUSANDS)
Allowance for credit losses at beginning of period        $     20,783     $    23,801     $    4,286    $    2,647   $     1,730

Reversal of allowance on auto loans sold                         (1,247)            --             --            --            --
Net charge-offs                                                  (3,849)        (1,417)        (6,811)       (3,777)       (1,563)
Provision charged to expense                                     6,940           2,111         10,030         5,416         2,480
Change in anticipated losses embedded in
   securitization gain model                                     (1,381)         (3,249        13,278            --            --
                                                         --------------  --------------  -------------  ------------ -------------

Allowance for credit losses at the end of the period      $     21,246     $    21,246     $    20,783   $    4,286   $     2,647
                                                         ==============  ==============  ============== ============ =============

Allowance as a % of total serviced portfolio                     2.49%           2.49%           2.60%        2.02%         2.03%
Annualized net charge-offs as a % of average serviced
   portfolio                                                     0.85%           0.61%           1.38%        2.47%         1.43%

The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans                      $      8,385     $     8,385     $     6,528   $    3,084  $      1,874
Allowance for credit losses on residual receivables             12,861          12,861          14,255        1,202           773
                                                         --------------  --------------  -------------  ------------ -------------
Total allowance for credit losses                         $     21,246     $    21,246     $    20,783   $    4,286  $      2,647
                                                         ==============  ==============  ============== ============ =============


            The following table sets forth the Company's allowance for credit losses on the serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.



                                                                 AT AND FOR THE     AT AND FOR THE
                                                                   SIX MONTHS        THREE MONTHS      AT AND FOR THE YEARS ENDED
                                                                 ENDED JUNE 30,     ENDED JUNE 30,            DECEMBER 31,
                                                                                                    --------------------------------
                                                                 ----------------  ---------------
                                                                      1998               1998         1997      1996         1995
                                                                 ----------------  ---------------  --------  ---------  -----------
ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS (1):
            Mortgage Loan Division                                       2.02%            2.02%       1.98%     0.80%        0.93%
            Small Business Loan Division                                 5.74             5.74        6.76      3.84         4.50
            Auto Loan Division                                          50.00            50.00        7.58      6.45         4.03
                 Total allowance for credit losses as a % of
                           serviced loans                                2.49             2.49        2.60      2.02         2.03

NET CHARGE-OFFS AS A % OF AVERAGE SERVICED LOANS (2):
            Mortgage Loan Division                                       0.68             0.40        0.32      0.81         1.04
            Small Business Loan Division                                 1.04             1.97        2.74      2.71         1.43
            Auto Loan Division                                          12.17            62.39       17.17      9.65         3.68
                 Total net charge-offs as a  % of  total
                           serviced loans                                0.85             0.61        1.38      2.47         1.43

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF
   SERVICED LOANS (1):
            Mortgage Loan Division                                      10.98            10.98        8.00      7.26        14.43
            Small Business Loan Division                                 3.31             3.31        4.17      7.92         9.69
            Auto Loan Division                                          59.81            59.81        9.41     17.09        12.83
                 Total loans receivable past due 30 days
                           or more as a % of total serviced loans       10.12            10.12        7.66      8.41        13.31

TOTAL ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED
     LOANS PAST DUE 90 DAYS OR MORE (1)                                 55.10            55.10       94.33     88.71        73.21

      (1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

      (2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996, 1997, and 1998 averages are calculated based on the daily averages for Small Business Loan Division and Auto Loan Division and monthly averages for the Mortgage Loan Division (rather than the beginning and ending balances). The amounts at June 30, 1998 have been annualized.

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

             The following sets forth delinquencies as a percentage of the total serviced portfolio as of the periods indicated.


                                        JUNE 30,          MARCH 31,             DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                          1998              1998                   1997               1996                1995
                                     ------------    ------------------   --------------------  -----------------  -----------------
                                                                          (Dollars in thousands)
                                     -----------------------------------------------------------------------------------------------
Loans past due 30-59 days             $   34,702      $     34,115         $        29,174       $    8,412         $      9,209
As a % of total serviced portfolio          4.07%             3.73  %                 3.65%            3.96%                7.05%

Loans past due 60-89 days             $   13,076      $     11,527         $        10,009       $    2,789         $      3,142
As a % of total serviced portfolio          1.53%             1.26  %                 1.25%            1.31%                2.40%

Loans past due 90+ days               $   38,556      $     31,934         $        22,147       $    6,662         $      5,047
As a % of total serviced portfolio          4.52%             3.49  %                 2.76%            3.14%                3.86%

Total loans past due                  $   86,334      $     77,576         $        61,330       $   17,863         $     17,398
As a % of total serviced portfolio         10.12%             8.48  %                 7.66%            8.41%               13.31%


            Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Delinquencies generally increase during the first one to two years. Current year results are not necessarily indicative of future performance. The following three tables set forth the static pool analysis for delinquencies by month in the Mortgage Loan Division's securitized pools.


                       CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------
  MONTHS FROM
POOL INCEPTION    1997-1        1997-2        1997-3      1997-4        1998-1
--------------------------------------------------------------------------------
       1        77,435,632  120,860,326   130,917,899   118,585,860   62,726,105
       2        77,045,312  120,119,653   169,093,916   118,061,792   62,300,302
       3        76,709,417  119,364,510   168,182,957   148,291,146   61,609,815
       4        75,889,160  118,965,905   166,783,489   146,880,279   60,768,433
       5        75,395,969  117,236,893   165,608,534   145,775,696
       6        74,630,019  115,870,168   164,084,260   144,465,651
       7        73,149,957  113,537,447   161,880,416   143,048,555
       8        72,261,386  112,100,397   158,220,175
       9        71,342,842  110,468,401   155,854,981
      10        70,195,198  107,887,242   153,193,421
      11        68,981,147  105,138,088
      12        67,149,553  102,142,062
      13        65,705,603   98,876,084
      14        63,210,889
      15        60,052,314
      16        58,133,496



                                 DELINQUENCIES > 30 DAYS PAST DUE
----------------------------------------------------------------------------------------------------------------
  MONTHS FROM
POOL INCEPTION      1997-1                1997-2               1997-3               1997-4              1998-1
----------------------------------------------------------------------------------------------------------------
       1                   --               515,954              609,201              402,972            44,600
       2             1,499,056            1,631,017            2,042,757           2,132,028          1,223,964
       3               858,311            3,930,423            4,498,266           5,049,035          2,013,525
       4             3,760,775            5,399,570            8,546,414           7,290,097          3,872,739
       5             5,220,385            7,293,855          12,337,604           10,290,987
       6             5,849,574            9,790,731          13,432,454           13,459,369
       7             6,777,961           11,933,526          15,076,729           12,375,957
       8             8,078,783          12,484,893           17,687,496
       9             8,475,207          12,471,739           17,881,539
      10             9,911,115          11,222,005           16,148,887
      11           10,630,824           12,421,169
      12            9,169,743           14,055,100
      13            9,372,949           12,095,456
      14           10,605,203
      15            9,401,614
      16            7,957,382


                DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
----------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM
POOL INCEPTION      1997-1                1997-2               1997-3               1997-4              1998-1          AVERAGE
----------------------------------------------------------------------------------------------------------------------------------
       1             0.00%                0.43%                0.47%                0.34%              0.07%             0.26%
       2             1.94%                1.36%                1.21%                1.81%              1.96%             1.66%
       3             1.12%                3.29%                2.67%                3.40%              3.27%             2.75%
       4             4.96%                4.54%                5.12%                4.96%              6.37%             5.19%
       5             6.92%                6.22%                7.45%                7.06%                                6.91%
       6             7.84%                8.45%                8.19%                9.32%                                8.45%
       7             9.27%               10.51%                9.31%                8.70%                                9.45%
       8            11.18%               11.14%               11.22%                                                    11.17%
       9            11.88%               11.29%               11.61%                                                    11.59%
      10            14.12%               10.40%               10.89%                                                    11.80%
      11            15.41%               11.81%                                                                         13.61%
      12            13.66%               14.24%                                                                         13.95%
      13            14.27%               13.08%                                                                         13.67%
      14            16.78%                                                                                              16.78%
      15            15.66%                                                                                              15.66%
      16            13.98%                                                                                              13.98%



            Static pool delinquencies were lower in June in each of the Company's pools other than the 1998-1 pool, which is not yet a seasoned pool. These decreases are believed to be a result of the Company's recent changes in management in the portfolio servicing and collections department, and the enhancements in procedures and processes as a result of these changes. Prior to these management changes, delinquencies were continuing to increase during April and May 1998 from the March 1998 levels.

            The following sets forth the static pool analysis for delinquencies by quarter in the Small Business Loan Division's securitized pools.



                                                    CURRENT PRINCIPAL BALANCE
          --------------------------------------------------------------------------------------------------------------
                           MONTHS FROM
                          POOL INCEPTION                         1995-1               1996-1              1997-1
          --------------------------------------------------------------------------------------------------------------
                                1                                      16,728,904        12,835,117           19,635,971
                                4                                      16,293,396        17,198,763          20,655,808
                                7                                      15,292,515        17,128,785          19,881,542
                                10                                     14,816,770        16,850,017
                                13                                     14,147,481        15,768,712
                                16                                     13,214,217       15,411,337
                                19                                     11,685,931       14,669,588
                                22                                     11,367,569
                                25                                     10,932,915
                                28                                     10,043,467
                                31                                      9,263,383
                                34                                     8,597,644
                                37                                     7,607,622


                                                DELINQUENCIES > 30 DAYS PAST DUE
          --------------------------------------------------------------------------------------------------------------
                           MONTHS FROM
                          POOL INCEPTION                         1995-1               1996-1              1997-1
          --------------------------------------------------------------------------------------------------------------

                                1                                         388,110            69,463              474,946
                                4                                       1,504,537           320,625             366,470
                                7                                       1,230,648         2,275,021             366,951
                                10                                      1,160,321         1,602,343
                                13                                      1,399,070         1,058,535
                                16                                      1,198,855          396,230
                                19                                        999,427        1,324,533
                                22                                        791,103
                                25                                        582,389
                                28                                        349,993
                                31                                        383,049
                                34                                       388,510
                                37                                       220,728

                                             DELINQUENCIES > 30 DAYS PAST DUE AS A % OF CURRENT BALANCE
          --------------------------------------------------------------------------------------------------------------------------
                           MONTHS FROM
                          POOL INCEPTION                         1995-1               1996-1              1997-1             AVERAGE
          --------------------------------------------------------------------------------------------------------------------------
                                1                                          2.32%             0.54%                2.42%        1.76%
                                4                                          9.23%             1.86%                1.77%        4.29%
                                7                                          8.05%            13.28%                1.85%        7.72%
                                10                                         7.83%             9.51%                             8.67%
                                13                                         9.89%             6.71%                             8.30%
                                16                                         9.07%             2.57%                             5.82%
                                19                                         8.55%             9.03%                             8.79%
                                22                                         6.96%                                               6.96%
                                25                                         5.33%                                               5.33%
                                28                                         3.48%                                               3.48%
                                31                                         4.14%                                               4.14%
                                34                                         4.52%                                               4.52%
                                37                                         2.90%                                               2.90%

                   Actual Historical Cumulative
                         Prepayment Speed                                 14 CPR             8 CPR               11 CPR


LIQUIDITY AND CAPITAL RESOURCES

            The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's primary sources of liquidity are proceeds from the sales of the loans it originates and purchases, proceeds from the sale of CII Notes, borrowings under the Credit Facilities, principal and interest received from borrowers, loan fees received from borrowers, and receipt of excess spread on securitization transactions. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

            Shareholders' equity decreased to $19.9 million at June 30, 1998 from $63.4 million at December 31, 1997. This decrease resulted principally from the net losses incurred by the Company in the first and second quarters of 1998.

            Cash and cash equivalents were $43.6 million at June 30, 1998 and $7.6 million at December 31, 1997. Cash used in operating activities decreased to $79.6 million for the six months ended June 30, 1998, from $123.4 million for the six months ended June 30, 1997. Cash provided by investing activities increased to $18.2 million for the six months ended June 30, 1998, from cash used in investing activities of $5.9 for the six months ended June 30, 1997. Cash provided by financing activities decreased to $97.5 million for the six months ended June 30, 1998, from cash provided by financing activities of $130.5 million for the six months ended June 30, 1997. The decrease in cash used in operations was due principally to the increase in whole-loan sales during the first six months of 1998 as compared to the first six months of 1997, offset somewhat by the significant net loss for the six months ended June 30, 1998, as compared to net income for the six months ended June 30, 1997. The increase in cash provided by investing activities was principally due to increased collections on loans not sold. The decrease in cash provided by financing activities was due principally to a reduction in advances on revolving warehouse lines of credit.

            At June 30, 1998, the Company's credit facilities ("Credit Facilities") were comprised principally of a revolving warehouse credit facility of $200 million (the "Mortgage Loan Division Facility") and warehouse credit facilities of $60 million for the Small Business Loan Division (the "Small Business Loan Division Facility"). The Mortgage Loan Division Facility was obtained on June 30, 1998, and was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. Based on the borrowing base limitations contained in the Credit Facilities, at June 30, 1998, the Company had aggregate outstanding borrowings of $124.5 million and aggregate borrowing availability of $15.6 million under the Mortgage Loan Division Facility and aggregate outstanding borrowings of $43.3 million and aggregate borrowing availability of $9.3 million under the Small Business Loan Division Facility. Total Company borrowings and availability at June 30, 1998 under the Credit Facilities were $167.8 million and $24.9 million, respectively. The Mortgage Loan Division Facility bears interest at variable rates, ranging from LIBOR + 1.75% to LIBOR + 2.50% and matures on June 30, 2001. The Small Business Loan Division Facility bears interest at the Prime Rate and mature on December 29, 2000. The Company also has a mortgage note payable of $3.4 million for the Mortgage Loan Division. The mortgage note payable bears interest at the Prime Rate + .50% and matures on March 1, 2005.

            The Mortgage Loan Division Facility contains no significant financial covenants other than the maintenance of a minimum specified amount of investor savings notes to be held by Carolina Investors, Inc. The Small Business Loan Division Facility contains a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity, tangible net worth, and interest coverage ratios. These required financial ratios are calculated on the Small Business Loan Division financial statements. The agreements contain no consolidated financial statement covenants. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and certain other distributions (including dividends and distributions from the subsidiaries to the Company), making intercompany loans, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Mortgage Loan Division Facility prohibits HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., from paying dividends or making distributions to the Company in excess of 50% of such subsidiaries' cumulative net income as determined for the most recent four consecutive completed fiscal quarters on a cumulative rolling basis or if an event of default exists at the time of, or after giving effect to, the dividend or distribution. The majority of the credit facilities in the Small Business Loan Credit Facility contain provisions prohibiting subsidiaries of the Company party to the included credit facilities from paying dividends, or making distributions to the Company (unless such provisions are waived by the lender). At June 30, 1998, management believes the Company was in compliance with such restrictive covenants.

            During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's senior notes and is senior to CII's subordinated debentures.

            CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At June 30, 1998, CII had an aggregate of $119.3 million of senior notes outstanding bearing a weighted average interest rate of 7.4%, and an aggregate of $18.8 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The senior notes and subordinated debentures are subordinate in priority to CII's obligations under the Mortgage Loan Division Credit Facility. Substantially all of the CII Notes have one-year maturities.

LOAN SALES AND SECURITIZATIONS

            The Company offers for sale or securitization substantially all of its loans other than those loans designated as held for investment purposes. The Company offers for sale on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens and loans originated through "Strategic Alliance Mortgage Bankers", and all of its SBA Loan Participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien Mortgage Loans. However, no assurance can be given that these loans can be successfully sold. To the extent that the loans are not sold, the Company retains the risk of loss. At June 30, 1998 and December 31, 1997, the Company had retained $73.1 million and $69.8 million, respectively, of second mortgage loans on its balance sheet. These loans contain substantially higher credit risk than Mortgage Loans secured by first liens. During the first six months of 1998 and 1997, the Company sold $293.5 million and $158.5 million, respectively, of Mortgage Loans and $26.2 million and $17.6 million, respectively, of SBA Loan Participations.

            Beginning in 1997, on a quarterly basis, the Company securitized substantial amounts of its Mortgage Loans, totaling $579.7 million through June 30, 1998. The Company did not complete a mortgage securitization in the second quarter of 1998 and is planning to continue to sell loans on a whole-loan cash basis for the remainder of 1998 rather than engage in a securitization transaction. Since 1995, the Company has securitized $56.0 million of loans representing the unguaranteed portions of the SBA Loans and $16.1 million of Auto Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its Mortgage Loan and SBA Loan securitizations, the Company has retained subordinate certificates and interest-only and residual certificates representing residual interests in the trusts.

            In securitizations, the Company sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees, and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded on the Company's balance sheet as residual receivables, and are aggregated and reported on the income statement as non-cash gain on sale of loans, after being reduced (increased) by the costs of securitization and any hedge (gains) losses.

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

            The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitizations at June 30, 1998:


                                                  1997-1            1997-2            1997-3          1997-4             1998-1
                                              --------------    --------------    --------------  --------------     --------------
Loans remaining in securitization pool          $58,133,496       $98,876,078      $153,193,421    $143,048,555        $60,768,433
Weighted average coupon on loans                     10.91%            10.78%            11.18%          11.09%             11.01%
Weighted average original term to
   stated maturity                               192 months        187 months        191 months      198 months         205 months
Weighted average loan-to-value                        79.14             74.40             76.38           76.18              76.90
% of first mortgage loans                            100.00            100.00            100.00          100.00             100.00
Weighted average pass-through rate to
   bondholders                                         7.40              7.06              6.99            6.86               6.71
Estimated annual losses assumed                        0.60              0.60              0.60            0.60               0.60
Anticipated cumulative losses as a % of
   unpaid balance                                      2.10              2.06              1.89            1.78               1.76
Remaining ramp period for losses                   0 months          0 months          3 months        6 months           9 months
Annual servicing fee                                   0.50              0.50              0.50            0.50               0.50
Servicing asset                                        0.10              0.10              0.10            0.10               0.10
Discount rate implicit in cash flow
   before
overcollateralization                                 26.00             22.00             20.00           20.00              20.00
Discount rate applied to cash flow after
   overcollateralization                              12.00             12.00             12.00           12.00              12.00
Prepayment speed assumptions:
   Initial CPR (1)                                    0 CPR             0 CPR             0 CPR           0 CPR              0 CPR
   Peak CPR (1)                                      25 CPR            25 CPR            25 CPR          25 CPR             25 CPR
   Tail CPR (1)                                   23/21 CPR         23/21 CPR         23/21 CPR       23/21 CPR          23/21 CPR
   CPR ramp period (1)                            12 months         12 months         12 months       12 months          12 months
   CPR peak period (1)                            24 months         24 months         24 months       24 months          24 months
   CPR tail begins from (1)                    37/49 months      37/49 months      37/49 months    37/49 months       37/49 months
Annual wrap fee and trustee fee                      0.285%            0.205%            0.195%          0.187%             0.185%
Initial overcollateralization required (2)             3.25              0.00              0.00            0.00               0.00
Final overcollateralization required (2)               6.50              3.75              3.75            3.75               3.75

(1) CPR ("Constant Prepayment Rate") represents an industry standard of calculating prepayment speeds. The Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. Approximately 2/3 of the loans in the Company's securitization transactions have a "piggy-backed" second behind the first mortgage lien, creating a high combined LTV for the customer, while reducing the Company's loss exposure. Typically, high LTV loans are priced at a slower CPR than traditional home equity loans and are expected to have less prepayment volatility under changing interest-rate scenarios.

(2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

            Each of the Company's Mortgage Loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's"). The Company plans to sell its loans on a whole loan basis for the remainder of 1998 to provide improved cash flow, and will evaluate its strategy of securitization versus whole loan sale on a quarterly basis.

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

            The Company originally used 50 basis points annual losses on its first three mortgage securitization transactions, but in the fourth quarter of 1997, changed its loss assumption to 60 basis points per annum as a result of projected higher than anticipated delinquencies within the securitization pools. Also, in recent months, the prepayment speeds on the Company's Mortgage Loan securitization pools have increased above the assumptions used in valuing the residual receivables from the securitizations. The Company modified the estimated prepayment speeds in the second quarter of 1998 on all of its mortgage loan securitization transactions to peak at 25 CPR, up from the previous prepayment speeds of 20 CPR. This modification resulted in a $7.3 million write-down of the residual receivables in the second quarter of 1998.

            The Company assesses the carrying value of its residual receivables and servicing assets for impairment each quarter. These assets are carried at their estimated fair market value. During the six months ended June 30, 1998, the Company wrote-down the valuation of its mortgage residual receivables by $8.9 million as a result of higher than anticipated mortgage loan prepayments for the six months ended June 30, 1998. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization.

            The following table shows actual prepayment speeds versus projected prepayment speeds (assumptions used in the Company's calculation of residual receivables and gain on sale) for each mortgage securitization transaction.


                                                                             Actual CPR
                                   ------------------------------------------------------------------------------------------------
 Month From        Projected
  Inception           CPR                 1997-1              1997-2          1997-3              1997-4             1998-1
  ---------           ---                 ------              ------          ------              ------             ------
      1                      0.00%               -0.36%              1.49%            0.00%              2.52%               3.81%
      2                      2.27%                4.30%              5.24%            3.16%              2.48%               6.17%
      3                      4.54%                3.48%              5.21%            4.58%              3.91%              10.90%
      4                      6.81%               10.58%              1.95%            7.88%              9.27%              13.62%
      5                      9.08%                5.90%             14.53%            6.43%              7.02%
      6                     11.35%                9.95%             11.28%            8.81%              8.64%
      7                     13.62%               19.95%             19.96%           13.36%              9.52%
      8                     15.89%               12.06%             12.29%           22.53%
      9                     18.16%               12.64%             14.28%           14.90%
     10                     20.43%               16.14%             23.01%           17.06%
     11                     22.70%               17.35%             24.97%
     12                     25.00%               26.21%             27.69%
     13                     25.00%               21.46%             30.72%
     14                     25.00%               35.92%
     15                     25.00%               44.87%
     16                     25.00%               30.91%
     17                     25.00%
     18                     25.00%
 CUMULATIVE                                      17.93%             15.35%           10.12%              6.24%               8.71%

            The following table sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its unguaranteed SBA Loan securitizations at June 30, 1998:


                                                               1995-1                     1996-1                      1997-1
                                                         ------------------     -----------------------      --------------------
Loans remaining in securitization pool                          $7,607,622                 $14,669,588              $ 19,881,542
Weighted average spread over Wall
   Street Journal Prime Rate                                         2.75%                       2.66%                     2.48%

Weighted average original term to stated maturity               180 months                  247 months                258 months
Weighted average original loan-to-value                                55%                         63%                       67%
Spread under prime rate to investor                                  1.35%                       1.80%                     2.00%
Estimated annual losses assumed                                      2.25%                       1.25%                     1.25%
Annual servicing fee                                                 0.40%                       0.40%                     0.40%
Discount rate applied to cash flow
   after spread account                                             10.50%                      10.50%                    10.50%
Prepayment speed assumptions:
   Initial CPR                                                       0 CPR                       0 CPR                     0 CPR
   Peak CPR                                                         25 CPR                      12 CPR                    12 CPR
   Tail CPR                                                         15 CPR                      11 CPR                    11 CPR
   CPR ramp period from inception date                           12 months                   12 months                 12 months
   CPR peak period from inception date                           36 months                   36 months                 36 months
   CPR tail begins from inception date                           37 months                   37 months                 37 months
Annual trustee fee                                                 $ 8,000                     $ 8,000                   $ 8,000
Initial spread account required                                         2%                          2%                        2%
Final spread account required                                           4%                          4%                        6%
Subordinate piece retained                                             10%                          9%                       10%

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

            In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging acticvities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not assessed the impact of this standard.

TAX CONSIDERATIONS--NET OPERATING LOSS ("NOL")

             As a result of operating losses incurred by the Company, the Company has generated an NOL. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. Although the calculation of the "change of control" is factually difficult to determine, the Company believes that it has had a maximum cumulative change of control of 33% during the relevant three-year period. The Company had a federal NOL of approximately $56.3 million remaining at June 30, 1998.

HEDGING ACTIVITIES

            The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and from time to time employs a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy currently includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The Company currently does not hedge its loans held for whole-loan sales or its loans held for investment purposes. Since the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on securitization and whole-loan sale transactions earned by the Company. At June 30, 1998, the Company did not have any open hedging positions.

IMPACT OF INFLATION

            Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights, residual receivables have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and residual receivables, adversely impacting earnings. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

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

             A risk assessment is being developed by the Year 2000 team as part of the project. This assessment is expected to be completed by July 1, 1998. Although the Company has not fully evaluated the cost of modifying and replacing its systems aimed at achieving Year 2000 compliance, such costs are not currently expected to be material to the Company's results of operations, financial condition, and liquidity. The inability of the Company or the parties with whom it electronically interacts to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on its financial condition.

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings
                        1. On April 27, 1998, Capital City Acceptance, Inc. ("Capital City") filed an arbitration demand against the Company with the American Arbitration Association in Charlotte, NC. This demand arises from Capital City's attempted purchase of Emergent's Auto Loan subsidiaries in January, 1998, and subsequent failed purchase of the remaining assets of Emergent's Auto Loan Division (valued by Emergent at less than $500,000) after sale of substantially all of the assets of the Auto Loan Division to an unrelated third party. Capital City asserts claims for breach of contract, appropriation, slander, libel, and fraud in the inducement and requests actual damages in the amount of $5.2 million, injunctive relief, and punitive damages in an unspecified amount. Emergent has counterclaimed against Capital City and brought a third-party claim against its principal, Robert A. Zander, for conversion, fraud, breach of contract accompanied by a fraudulent act, misappropriation of trade name, breach of contract, breach of warranty, and defamation and is vigorously contesting Capital City's claims.

                        2. Ikbal Gaibi-Rodriguez sued the Company, HomeGold, Inc., and Carolina Investors, Inc. in U.S. District Court for the District of Puerto Rico on a breach of contract claim, alleging that the defendants failed to comply with the terms of a Confidentiality Agreement, Development Agreement and Employment Agreement. The plaintiff sought in excess of $26,000,000 in damages. Defendant's motion to dismiss was granted in January 1998. Plaintiff has appealed to the U.S. Court of Appeals for the First Circuit, and oral arguments are currently scheduled for October 1998.

Item 2.                 Changes in Securities
                              None

Item 3.                 Defaults Upon Senior Securities
                              None

Item 4.                 Submission of Matters to a Vote of Security Holders
                              The shareholders of the Company voted on the
                                election of directors and two other proposals at the Annual Meeting of Shareholders held on June 10, 1998.

                        1.  Election of Directors.  Approved.

                                                      For             Against
                                                      ---             -------

                        Clarence B. Bauknight         7,975,602       189,350
                        Larry G. Blackwell            7,995,966       168,986
                        Keith B. Giddens              7,975,602       189,350
                        Tecumseh Hooper, Jr.          7,975,602       189,350
                        Buck Mickel                   7,978,576       186,376
                        J. Robert Philpot, Jr.        7,975,602       189,350
                        Porter B. Rose                7,995,966       168,986
                        John M. Sterling, Jr.         7,975,602       189,350

                        2. Proposal to amend the Company's Articles of Incorporation for the name change to HomeGold Financial, Inc. Approved.

                        For                                 7,986,390
                        Against                               156,944
                        Abstained                              21,617

                        3. Proposal to amend the Company's 1995 Employer and Officer Stock Option Plan to increase stock options available thereunder for grant by 350,000. Approved.

                        For                                 7,283,877
                        Against                               817,904
                        Abstained                              63,170

Item 5.                 Other Information
                              None

Item 6.                 Exhibits and Reports on Form 8-K
                              a)  Exhibits
                                        3.1--   Articles of Amendment dated June
                                                10, 1998.
                                        10.3--  Mortgage Loan Warehousing
                                                Agreement dated June 30, 1998
                                                between HomeGold, Inc. and
                                                Carolina Investors, Inc., as
                                                Borrowers, and the Financial
                                                Institutions Party Thereto and
                                                the CIT Group/Business Credit,
                                                Inc., as Administrative Agent:
                                                Incorporated by reference to
                                                exhibit 10.1 of the Company's
                                                Current Report on Form 8-K dated
                                                July 7, 1998 (Commission File
                                                No. 0-8909).
                                        10.4--  Loan and Security Agreement
                                                dated as of June 9, 1998 between
                                                NationsBank, N.A. as Lender, and
                                                Reedy River Ventures Limited
                                                Partnership as Borrower.
                                        27.1--  Financial Data Schedule.

                              b)  Reports on Form 8-K
                                       1)    On July 7, 1998, the Company filed
                                             a Form 8-K with respect to its new,
                                             three-year, $200 million bank line
                                             credit facility.

                                       2)    On July 10, 1998, the Company filed
                                             a Form 8-K with respect to its name
                                             changing to HomeGold Financial,
                                             Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOMEGOLD FINANCIAL, INC.

Date:  August 14, 1998
                                  By:  \s\ Kevin J. Mast
                                       ----------------------------------------
                                       Kevin J. Mast,
                                       Vice President, Chief Financial Officer,
                                       And Treasurer