Form 10-Q
period 1998-09-30
HOMEGOLD FINANCIAL INC
filed 1998-11-16
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 1998.
                                        OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each Class:                           Outstanding at October 31, 1998
----------------------------------             --------------------------------
Common  Stock, par value $0.05 per share                   9,733,374

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    Form 10-Q
                         Quarter Ended SEPTEMBER 30, 1998


                                      INDEX
                                      -----

PART I.       FINANCIAL INFORMATION                               Page
------        ---------------------                               ----

Item 1.       Financial Statements for HomeGold Financial, Inc.

              Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997          4

              Consolidated Statements of Operations
                  for  the nine months ended September 30, 1998
                  and 1997 and for the three months                 6
                  ended September 30, 1998 and 1997

              Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1998
                  and 1997                                          7

              Notes to Consolidated Financial Statements            8


Item 2.       Management's Discussion and Analysis of
                  Results of Operations and Financial Condition     25

PART II.      OTHER INFORMATION
--------      -----------------
Item 1.       Legal Proceedings                                     49

Item 2.       Changes in Securities                                 49

Item 3.       Defaults Upon Senior Securities                       49

Item 4.       Submission of Matters to a Vote of Security Holders   49

Item 5.       Other Information                                     49

Item 6.       Exhibits and Reports on Form 8-K                      49

                          PART I. FINANCIAL INFORMATION

                          PART I. FINANCIAL INFORMATION
                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                         September 30,  December 31,
                                                             1998          1997
                                                          ------------  ------------
                                                               (In thousands)
                          ASSETS

 Cash and cash equivalents                                $    25,833   $     7,561

 Loans receivable:
    Loans receivable held for investment                       91,647       100,379
    Loans receivable held for sale                            197,890       197,236
                                                          ------------  ------------
       Total loans receivable                                 289,537       297,615
    Less allowance for credit losses on loans                  (9,799)       (6,528)
    Less allowance for mark-to-market on loans                 (5,300)            --
    Less deferred loan fees                                    (6,215)       (4,316)
    Plus deferred loan costs                                    1,791         1,658
                                                          ------------  ------------
          Net loans receivable                                270,014       288,429

 Other receivables:
    Accrued interest receivable                                 4,358         4,407
    Other receivables                                           7,622        10,680
                                                          ------------  ------------
         Total other receivables                               11,980        15,087

 Residual receivables, net                                     63,175        63,202

 Property and equipment, net                                   22,999        18,080

 Real estate and personal property acquired through
 foreclosure                                                    5,194         3,295

 Excess of cost over net assets of acquired businesses,
 net of accumulated
    amortization of $1,602 in 1998 and $978 in 1997             2,250         2,874


 Debt origination costs                                         5,839         4,767

 Deferred income tax asset, net                                 4,151         4,151

 Servicing asset                                                1,021         1,468

 Other assets                                                   4,728         7,238
                                                          ------------  ------------

 Total assets                                             $   417,184   $   416,152
                                                          ============  ============





See Notes to Unaudited Financial Statements

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                         September 30,  December 31,
                                                             1998          1997
                                                          ------------  ------------
                                                               (In thousands)
           LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
    Revolving warehouse lines of credit                   $   147,990   $    77,605

    Investor savings:
         Notes payable to investors                           120,246       115,368
         Subordinated debentures                               17,810        18,947
                                                          ------------  ------------
            Total investor savings                            138,056       134,315

    Senior unsecured debt                                     108,250       125,000

    Accounts payable and accrued liabilities                    9,970         6,517
    Remittances payable                                         5,421         4,591
    Accrued interest payable                                    1,757         4,750
                                                          ------------  ------------

         Total other liabilities                               17,148        15,858
                                                          ------------  ------------

 Total liabilities                                            411,444       352,778

 Minority interest                                                 57            --
 Commitments and contingencies

 Shareholders' equity:
    Common stock, par value $.05 per share - authorized
 100,000,000 shares, issued and outstanding 9,733,374
 shares in 1998 and 9,686,477 shares in 1997                      487           484
    Capital in excess of par value                             38,821        38,609
    Retained earnings (deficit)                               (33,625)       24,281
                                                          ------------  ------------
 Total shareholders' equity                                     5,683        63,374
                                                          ------------  ------------

        Total liabilities and shareholders' equity        $   417,184   $   416,152
                                                          ============  ============




See Notes to Unaudited Financial Statements

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            For the Nine Months Ended   For the Three Months Ended
                                                                 September 30,                 September 30,
                                                             -------------------------  --------------------------
                                                                 1998          1997         1998          1997
                                                              ------------  -----------  ------------  -----------
                                                                      (In thousands, except share data)
REVENUES:
  Interest income                                         $    29,552   $   25,866   $    10,362   $   10,842
  Servicing income                                             10,198        6,005         2,597        2,920
  Gain on sale of loans:
   Cash gain on sale of loans                                  13,036        8,773         2,925        1,477
   Non-cash gain (loss) on sale of loans                        2,785       24,008          (396)      13,197
   Loan costs                                                  (5,197)          --        (2,267)          --
   Loan fee income                                             15,288       22,067         5,529        8,852
                                                            ------------  -----------  ------------  -----------
     Total net gain on sale of loans                           25,912       54,848         5,791       23,526
  Other revenues                                                3,510          761         1,092          328
                                                            ------------  -----------  ------------  -----------
     Total revenues                                            69,172       87,480        19,842       37,616
                                                            ------------  -----------  ------------  -----------
EXPENSES:
  Interest                                                     28,335       16,735         9,950        6,953
  Provision for credit losses                                  10,579        7,087         3,639        2,415
  Fair value write-down of residual receivables                14,230           --         5,320           --
  Salaries, wages and employee benefits                        46,864       32,585        12,488       13,825
  Business development costs                                    8,488        4,940         1,953        1,961
  Other general and administrative expense                     22,204       18,167         7,671        8,192
                                                            ------------  -----------  ------------  -----------
     Total expenses                                           130,700       79,514        41,021       33,346
                                                            ------------  -----------  ------------  -----------
     Income (loss) before income taxes, minority
       interest, and extraordinary item                       (61,528)       7,966       (21,179)       4,270
Provision (benefit) for income taxes                            4,109       (1,975)          865         (350)
                                                            ------------  -----------  ------------  -----------
     Income (loss) before minority interest and
       extraordinary item                                     (65,637)       9,941       (22,044)       4,620
Minority interest in earnings (loss) of subsidiaries               13         (156)           11           --
                                                            ------------  -----------  ------------  -----------
     Income before extraordinary item                         (65,624)       9,785       (22,033)       4,620
Extraordinary item-gain on extinguishment of debt,
  net of $0 tax                                                 7,724           --         7,724           --
                                                           ------------  -----------  ------------  -----------
     Net income (loss)                                     $  (57,900)  $    9,785    $  (14,309)  $    4,620
                                                           ============  ===========  ============  ===========
Basic earnings (loss) per share of common stock:
     Income (loss) before extraordinary item               $    (6.76)  $     1.05    $    (2.26)  $     0.48
     Extraordinary item, net of taxes                             .79           --           .79           --
                                                            ------------  -----------  ------------  -----------
     Net income (loss)                                     $    (5.97)  $     1.05    $    (1.47)  $     0.48
                                                            ============  ===========  ============  ===========
Basic weighted average shares outstanding                   9,714,506    9,314,104     9,733,097    9,651,566
                                                           ============= ============ ============= ============
Diluted earnings (loss) per share of common stock:
     Income (loss) before extraordinary item               $    (6.76)  $     1.03    $   (2.26)   $     0.47
     Extraordinary item, net of tax                               .79           --          .79            --
                                                            ------------  -----------  ------------  -----------
     Net income (loss)                                     $    (5.97)  $     1.03    $   (1.47)   $     0.47
                                                           ============  ===========  ============  ===========
Diluted weighted average shares outstanding                 9,714,506    9,501,372     9,733,097    9,861,816
                                                           ============  ===========  ============  ===========

See Notes to Unaudited Financial Statements

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  For the Nine Months Ended
                                                         September 30,
                                            ---------------------------------
                                                1998               1997
                                            --------------     --------------
                                                        (In thousands)
OPERATING ACTIVITIES:
  Net income (loss)                         $  (57,900)          $     9,785
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
       Depreciation and amortization             2,771                 1,922
       Benefit for deferred income taxes           --                 (2,971)
       Provision for credit losses              10,579                 7,087
       Gain on retirement of senior
         unsecured debt                         (7,724)                   --
       Fair value writedown of residual
         receivables                            14,230                    --
       Mark to market adjustment on loans
         held for sale                           5,300                    --
       Loans originated with intent to sel    (672,604)             (808,165)
       Proceeds from loans sold                548,713               393,458
       Proceeds from securitization of loans    92,316               332,156
       Other                                     2,305                 2,648
       Changes in operating assets and
         liabilities decreasing cash            (7,446)              (37,165)
                                             -------------       ------------
  Net cash used in operating activities      $ (69,460)          $  (101,245)
                                            --------------       ------------
INVESTING ACTIVITIES:
  Loans originated for investment
    purposes                                $ (123,748)          $  (102,189)
  Principal collections on loans not sold      149,492                91,121
  Proceeds from sale of real estate and
    personal property acquired through
    foreclosure                                  4,325                 4,850
  Purchase of property and equipment            (9,134)               (5,935)
  Other                                          1,488                  (326)
                                            ------------          ------------
  Net cash provided by (used in) investing
    activities                              $   22,423           $   (12,479)
                                            ------------          ------------
FINANCING ACTIVITIES:
  Advances on revolving warehouse lines
    of credit                               $  333,230           $   817,222
  Payments on revolving warehouse lines
    of credit                                 (262,846)             (841,363)
  Proceeds from issuance of senior
    unsecured debt                                  --               120,630
  Retirement of senior unsecured debt           (9,026)                   --
  Net increase in notes payable to
   investors                                     4,878                12,907
  Net increase (decrease) in subordinated
   debentures                                   (1,137)                3,146
  Proceeds from issuance of additional
   common stock                                    215                 1,148
  Other                                             (5)                   --
                                             -----------          ------------
  Net cash provided by financing
   activities                               $   65,309           $   113,690
                                            ------------         -------------
  Net increase in cash and cash
   equivalents                              $   18,272           $       (34)

CASH AND CASH EQUIVALENTS:
  Beginning of period                            7,561                 1,276
                                            =============        =============
  End of period                             $   25,833           $     1,242
                                            =============       ==============


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

      The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations for the nine-month and three-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company.

      KPMG Peat Marwick LLP previously examined and reported on the Company's financial statements for the year ended December 31, 1997, from which the consolidated balance sheet as of that date is derived. On September 21, 1998, the Company's audit committee selected Elliott, Davis & Company LLP to serve as the Company's auditors for the fiscal year ended December 31, 1998.

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

NOTE 3--CASH FLOW INFORMATION

      For the nine-month periods ended September 30, 1998 and 1997, the Company paid interest of $31.3 million and $15.8 million, respectively.

      For the nine-month periods ended September 30, 1998 and 1997, the Company paid income taxes of $2.3 million and $1.1 million, respectively.

      For the nine-month periods ended September 30, 1998 and 1997, the Company foreclosed on property in the amount of $6.7 million and $8.8 million, respectively.

NOTE 4--CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments readily convertible to cash or having a maturity of three months or less to be cash equivalents.

      The Company maintains its primary checking accounts with three principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 1998, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled approximately $23.3 million. The investments were secured by U.S. Government securities pledged by the banks.

NOTE 5 --ADOPTION OF NEW ACCOUNTING STANDARDS

      Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity as previously reported. Net income and comprehensive income are the same for the nine-month and three-month periods ended September 30, 1998 and 1997.

NOTE 6--INCOME TAXES

      A reconciliation of the provision for Federal and State income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:


                                                                      Nine months ended       Three Months Ended
                                                                       September 30,            September 30,
                                                                   -----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   -----------  ----------  ----------  ----------
                                                                      (In thousands)          (In thousands)
Statutory Federal rate of 34% applied to pre-tax income
  (loss) before minority interest and extraordinary item          $ (20,920)   $  2,708    $ (7,201)   $  1,451
State income taxes, net of Federal income tax benefit                   253         168          28          87
Change in the beginning of period balance of the valuation
  allowance for deferred tax assets allocated to income
  tax expense                                                        21,925      (4,806)      5,514      (1,747)
Defeasance gain                                                       2,626          --       2,626          --
Nondeductible expenses                                                   76          63          21          29
Amortization of excess cost over net assets of acquired
  businesses                                                             44          50          12          17
Other, net                                                              105        (158)       (135)       (187)
                                                                    ----------  ---------   ----------  ---------
                                                                   $  4,109    $ (1,975)    $   865    $   (350)
                                                                    ==========  ==========  ==========  ==========

     Provision for income taxes from continuing operations is comprised of the following:

                                                                      Nine months ended       Three Months Ended
                                                                        September 30,            September 30,
                                                                  -----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                  -----------  ----------  ----------  ----------
                                                                      (In thousands)          (In thousands)
Current:
--------
  Federal                                                         $   3,725   $     394   $     822   $     134
  State and local                                                       384         602          43          29
                                                                    ----------  ----------  ----------  ----------
                                                                      4,109         996         865         163
Deferred:
--------
  Federal                                                                --      (2,625)         --        (617)
  State and local                                                        --        (346)         --         104
                                                                   ----------  ----------  ----------  ----------
                                                                         --      (2,971)         --        (513)
Total:
------
  Federal                                                             3,725      (2,231)        822        (483)
  State and local                                                       384         256          43         133
                                                                   ----------  ----------  ----------  ----------
                                                                  $   4,109   $  (1,975)  $     865   $    (350)
                                                                    ==========  ==========  ==========  ==========

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                  September 30,     December 31,
                                                  -------------    -------------
                                                      1998             1997
                                                  -------------    -------------
                                                           (In thousands)
Deferred tax liabilities:
  Differences between book and tax basis of
    property                                      $  (1,058)         $  (796)
  Difference between book and tax basis of the
    residual receivables associated with the
    Company's investment in its affiliated
    Real Estate Investment Trust (REIT)              (2,110)          (3,849)
  Deferred loan costs                                  (628)            (608)
  Other                                                (175)             (90)
                                                    ------------  ------------
   Total gross deferred tax liabilities              (3,971)          (5,343)
                                                    ------------  ------------

Deferred tax assets:
   Differences between book and tax basis of
     deposit base intangibles                           172              216
   Differences between book and tax basis of REMIC
     residual receivable                              4,925               --
   Allowance for credit losses                        4,716            3,525
   AMT credit carryforward                               --              608
   Operating loss carryforward                       17,383            4,171
   Deferred loan fees                                 1,604               --
   Unrealized gain on loans to be sold                1,128              909
   Other                                                119               65
                                                    ------------  ------------
   Total gross deferred tax assets                   30,047            9,494
   Less valuation allowance                         (21,925)              --
       Less gross deferred tax liabilities           (3,971)          (5,343)
                                                   ------------   ------------
   Net deferred tax asset                         $   4,151        $   4,151
                                                  =============  =============

      The valuation allowance for deferred tax assets at January 1, 1997 was $7.5 million. The increase (decrease) in the valuation allowance for the nine months ended September 30, 1998 and the year ended December 31, 1997 was $21.9 million and ($7.5) million, respectively. The valuation allowance at September 30, 1998 relates primarily to net operating loss ("NOL") carryforwards. The decision to record the valuation allowance in 1998 was based on changes in 1998 earnings projections. Current projections are for a taxable loss in 1998. The ability to fully utilize all of the NOL's expiring in 1999 is reduced by the Company's anticipated current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $9.5 million in the nine months ended September 30, 1998 and $4.0 million in 1997 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may take additional reserves against this asset if deemed necessary in the future.

      As of September 30, 1998, the Company has available Federal NOL's expiring as follows (in thousands):

                        1999            $    5,456
                        2000                 3,297
                        2001                 1,911
                        2002 and after      40,435
                                        -----------
                                        $   51,099
                                        ===========

      There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries. No additional incremental taxes result from the gain on extinguishment of debt.

NOTE 7--WAREHOUSE LINES OF CREDIT

      The Company's mortgage lending subsidiaries are parties to a $200 million revolving warehouse line of credit, which matures on June 30, 2001. This line of credit contains a requirement to maintain a minimum specified amount of investor savings notes to be held by Carolina Investors, Inc., a requirement for audited financial statements from a national auditing firm, and limitations on certain intercompany transactions. This line of credit prohibits HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., from paying dividends or making distributions to the Company in excess of 50% of such subsidiaries' cumulative net income as determined for the most recent four consecutive completed fiscal quarters on a cumulative rolling basis or if an event of default exists at the time of, or after giving effect to, the dividend or distribution. It also restricts the ability of HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., to make loans or advances to the Company. The Company anticipates reducing the maximum available line of credit by $50 to $100 million upon completion of the sale of the Small Business Loan Division. With the Company's strategy of monthly whole loan sales, it does not anticipate needing a line of credit in excess of this capacity, and will be able to reduce its unused line fees by lowering the facility amount. At September 30, 1998, the Company had excess availability under the mortgage loan revolving warehouse line of credit of $3.3 million based on the eligible borrowing base and related advance rates under the terms of the agreement. While the Company believes it is in compliance with the covenants of its debt agreement, it is currently in discussions with its lender regarding whether or not its auditors, Elliott, Davis & Company qualifies as a national auditing firm, and whether or not any provisions were violated when the Company repurchased some of its Senior Notes.

      The Company's small business lending subsidiaries have various revolving warehouse lines of credit providing them with an aggregate line of credit of $70 million, of which $60 million matures on December 29, 2000 and $10 million in November of 1998. These lines of credit require, among other things, minimum tangible net worth ratios, maximum ratios of total liabilities to tangible net worth and minimum interest coverage ratios, and contain limitations on the amount of capital expenditures in any fiscal year and restrictions on the payment of dividends. These required financial ratios are calculated on the Small Business Loan Division's financial statements. These agreements contain no consolidated financial statement covenants. Most of these lines of credit contain provisions prohibiting the small business lending subsidiaries party to those credit facilities from paying dividends, or making distributions to the Company (unless such provisions are waived by the lender). Reedy River Ventures Limited Partnership's line of credit restricts its ability to make loans to the Company, but prevents it from paying dividends or making distributions to the Company only if an event of default exists or is cured by such dividend or distribution or if the Company ceases to guarantee the line of credit. At September 30, 1998, the Company had excess availability under the small business revolving warehouse lines of credit of $8.0 million based on the eligible borrowing base and related advance rates under the terms of the agreement. The small business lending subsidiaries' revolving warehouse lines of credit will be paid off upon completion of the sale of these business units.

NOTE 8--EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

      In the third quarter of 1998, the Company purchased $16.8 million face amount of its Senior Notes due 2004 ("Senior Notes") in the market for a purchase price of $8.5 million or 50.7% of face value. A proportionate share of the unamortized debt origination costs relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $7.7 million. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

NOTE 9--SALE OF SUBSIDIARIES

      The Company completed the sale of substantially all of the assets of its Auto Loan Division for book value on March 19, 1998, to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc. This sale provided the Company with cash proceeds of approximately $20.4 million. No significant gain or loss was recognized on this transaction. The Company no longer originates auto loans. Prior to the sale of the auto loan division, it recorded a net loss of approximately $110,000 for the period ended March 19, 1998.
      On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, Sterling Lending Corporation, to First National Security Corporation of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to HomeGold Financial, Inc. and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the three months ended September 30, 1998 and 1997, Sterling Lending Corporation recorded a net loss of $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 1998 and 1997, Sterling Lending Corporation recorded a net loss of $3.4 million and $3.6 million, respectively.
                                      11

NOTE 10--SUBSEQUENT EVENTS

      On October 2, 1998, the Company entered into a definitive agreement to sell the majority of the assets of its small business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. On November 13, 1998, the Company completed the sale. Total "initial" sales proceeds from this sale were $96 million based on the September 30 balance sheet. After repayment of the related warehouse lines of credit, escrowing $5 million holdback in the purchase price, and paying transaction costs, the Company received "initial" net cash proceeds of approximately $45 million. The Company may also receive additional proceeds within 30 days to adjust the "initial" purchase price, which was based on the September 30, 1998 balance sheet, to the "final" purchase price, which is based on the balance sheet as of the closing date, November 13, 1998. These additional proceeds may be approximately $7 million. The gain to be realized in the fourth quarter of 1998 is expected to be approximately $18 million net of related costs. For the three months ended September 30, 1998 and 1997, these small business division subsidiaries recorded a net loss of $2.0 million and $100,000, respectively. For the nine months ended September 30, 1998 and 1997, these small business division subsidiaries recorded a net loss of $2.8 million and $1.4 million net gain, respectively.

      On November 5, 1998, the Company entered into a definitive agreement to sell the majority of its asset-based lending unit to Emergent Asset Based Lending LLC, a Maryland Limited Liability Company. This transaction will complete the disposition of all non-mortgage related activities of the Company. A loss of approximately two to three million dollars is anticipated on the disposition of the asset-based lending unit. For the three months ended September 30, 1998 and 1997, the asset-based lending subsidiary recorded net losses of $100,000 and $500,000, respectively. For both the nine months ended September 30, 1998 and 1997, the asset-based lending subsidiary recorded net losses of $1.0 million.

      Summary statements of financial condition and operations broken out by ongoing operations and by operations to-be-sold as of September 30, 1998 are as follows:


                             HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEETS
                                September 30, 1998
                                    (Unaudited)
                                  (In thousands)


                                                                  Small
                                                  Continuing      Business
                                                  Mortgage      Operations To                     Consolidated
                                                 Operations      Be Sold (1)      Eliminations       Total
                                                 ----------    -------------      ------------    ------------
              ASSETS
             -------

Cash and cash equivalents                       $  24,103      $    1,730         $     --          $  25,833
Loans receivable:
   Loans receivable held for investment            53,531          38,116               --             91,647
   Loans receivable held for sale                 149,031          48,859               --            197,890
                                                ----------      -----------       ----------        ----------
         Total loans receivable                   202,562          86,975               --            289,537

   Less allowance for credit losses on loans       (7,131)         (2,668)              --             (9,799)
   Less allowance for mark-to-market on loans      (5,300)             --               --             (5,300)
   Less deferred loan fees                         (4,336)         (1,605)              --             (5,941)
   Plus deferred loan costs                         1,654             137               --              1,791
                                                ----------      -----------       ----------        ----------
         Net loans receivable                     187,449          82,565               --            270,014
Accrued interest receivable and other
  receivables                                      10,150           2,718             (888)            11,980
Intercompany receivables and investment in
  subsidiaries                                    125,671              --         (125,671)                --
Residual receivables, net                          45,329          17,846               --             63,175
Net property and equipment                         21,575           1,424               --             22,999
Real estate and personal property acquired
  through foreclosure                               4,375             819               --              5,194
Net excess of cost over net assets of
  acquired businesses                               1,682           1,501             (933)             2,250
Net debt origination costs                          5,656             183               --              5,839
Deferred income tax asset                           3,128           1,165             (142)             4,151
Servicing asset                                     1,021              --               --              1,021
Other assets                                        3,535           1,193               --              4,728
                                                 ----------     -----------      ----------          ----------
Total assets                                    $ 433,674      $  111,144       $ (127,634)         $ 417,184
                                                 ==========     ===========       ==========         ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving  warehouse  lines  of credit       $  89,581      $   58,409        $      --          $ 147,990
   Investor savings                               138,056              --               --            138,056
   Senior unsecured debt                          108,250              --               --            108,250
   Other liabilities                               12,978           5,200           (1,030)            17,148
                                                 ----------     -----------      ----------          ---------
Total liabilities                                 348,865          63,609           (1,030)           411,444

Minority interest                                      57              --               --                 57
Intercompany debt                                  33,308          17,640          (50,948)                --
Shareholders' equity                               51,444          29,895          (75,656)             5,683
                                                 ----------     -----------      ----------          ---------
Total liabilities and shareholders' equity      $ 433,674      $  111,144       $ (127,634)         $ 417,184
                                                ===========    ============     ===========         ==========


      (1) Represents the Company's Small Business Loan Division, including its 7(a) SBA lending unit, its 504 SBA lending unit, its SBIC mezzanine lending unit, and its asset-based lending unit. A substantial majority of these assets are expected to be sold by the end of the year.

                             HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENTS OF OPERATIONS
                       Nine months ended September 30, 1998
                                   (Unaudited)
                                  (In thousands)



                                         Continuing      Sold                Sold       Small Business
                                         Mortgage      Mortgage              Auto         Operations         Consolidated
                                         Operations    Operations (1)    Operations (2)   To Be Sold (3)        Total
                                         ----------    ----------        ------------    -------------         ------------

REVENUES:
   Interest income                        $ 21,693   $      10         $     1,102        $    6,747          $   29,552
   Servicing income                          7,736          --                  --             2,462              10,198
   Gain on sale of loans:
      Cash  gain on sale of loans            8,836         780                  --             3,420              13,036
      Non-cash  gain (loss) on sale
        of loans                             1,902         635                  --               248               2,785
      Loan costs                            (5,197)         --                  --                --              (5,197)
      Loan fee income                       13,105        1520                   7               656              15,288
                                         ----------   ----------        ------------        -----------        -----------
          Total gain on sale of loans       18,646       2,935                   7             4,324              25,912

   Other revenues                            2,249         217                  58               986               3,510
                                         ----------   ----------        ------------        -----------        -----------
       Total revenues                         50,324       3,162              1,167            14,519              69,172
EXPENSES:
   Interest                                  24,108         125                287             3,815              28,335
   Provision for credit losses                8,086          --                554             1,939              10,579
   Fair  value   write-down of residual
     receivables                             12,428          --                 --             1,802              14,230
   General and administrative expense         59,414       6,460               440            11,242              77,556
                                           ----------   ------------      -----------      -----------        ------------
      Total expenses                         104,036      6,585              1,281            18,798             130,700
                                           ----------   ------------      ------------      -----------        -----------
   Loss before income taxes, minority
     interest, and extraordinary item        (53,712)    (3,423)              (114)           (4,279)            (61,528)
   Provision  (benefit) for income
     taxes                                     4,650        (46)                (4)             (491)              4,109
                                           ----------  ----------         ------------      -----------        -----------
   Loss before minority interest and
     extraordinary item                      (58,362)    (3,377)              (110)           (3,788)            (65,637)
   Minority interest in loss of
     subsidiaries                                 13         --                 --                --                  13
                                           ----------  ----------         ------------      -----------       -----------
   Loss before extraordinary item            (58,349)    (3,377)              (110)           (3,788)            (65,624)
   Extraordinary item-gain on
     extinguishment of debt                    7,724         --                 --               --                7,724
                                           ----------  ----------         ------------      -----------        -----------

   Net loss                               $  (50,625)  $ (3,377)       $      (110)        $  (3,788)         $  (57,900)
                                          ============ ===========     ============        ===========        ===========

(1) Represents Sterling Lending Corporation, a retail mortgage lending subsidiary which was sold in August 1998.
(2) Substantially all of the assets of the Company's Auto Loan Division were sold in March 1998. The Company operated its Auto Loan Division through two subsidiaries - The Loan Pro$, Inc. and Premier Financial Services, Inc.
(3) Represents the Company's Small Business Loan Division, including its 7(a) SBA lending unit, its 504 SBA lending unit, its SBIC mezzanine lending unit and its asset-based lending unit. A substantial majority of these assets are expected to be sold by the end of the year.

                             HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three months ended September 30, 1998
                                   (Unaudited)
                                  (In thousands)


                                              Continuing      Sold                Sold       Small Business
                                               Mortgage      Mortgage              Auto         Operations         Consolidated
                                              Operations    Operations (1)    Operations (2)   To Be Sold (3)        Total
                                              ----------    ----------        ------------    -------------         ------------
REVENUES:
   Interest income                          $   7,595     $      --          $       --      $     2,767           $    10,362
   Servicing income                             1,750            --                  --              847                 2,597
   Gain on sale of loans:
      Cash gain on sale of loans                2,159          (575)                 --            1,341                 2,925
      Non-cash gain (loss) on sale of loans    (1,005)          635                  --              (26)                 (396)
      Loan costs                               (2,267)                                                --                (2,267)
      Loan fee income                           5,215            46                  --              268                 5,529
                                            ----------    ----------          -----------      ------------         ------------
          Total gain on sale of loans           4,102           106                  --            1,583                 5,791
   Other revenues                                 885            24                  --              183                 1,092
                                            ----------    ----------          -----------      ------------         ------------
          Total revenues                       14,332           130                  --            5,380                19,842
EXPENSES:
   Interest                                     8,363            13                  --            1,574                 9,950
   Provision for credit losses                  2,864            --                  --              775                 3,639
   Fair value write-down of residual
      receivables                               4,078            --                  --            1,242                 5,320
   General and administrative expense          16,699         1,588                  --            3,825                22,112
                                             ----------    ---------          ------------       ------------        -----------
      Total expenses                           32,004         1,601                  --            7,416                41,021
                                             ----------   ----------           -----------       ------------       ------------
   Loss before income taxes, minority
     interest, and extraordinary item         (17,672)       (1,471)                --            (2,036)              (21,179)
   Provision (benefit)for income taxes            833             5                 --                27                   865
                                             ----------   ----------          -----------         ------------      -------------
   Loss before minority interest and
      extraordinary item                      (18,505)       (1,476)                --            (2,063)              (22,044)

   Minority   interest  in  loss of
      subsidiaries                                 11            --                 --                --                    11
                                             ----------  ----------           -----------        ------------      ------------
   Loss before extraordinary item             (18,494)       (1,476)                --            (2,063)              (22,033)
   Extraordinary item-gain on extinguishment
      of debt                                   7,724            --                 --               --                  7,724
                                              ----------  ----------          -----------        ------------      ------------
   Net loss                                 $ (10,770)       (1,476)                --            (2,063)              (14,309)
                                            ============  ===========         ===========        ============       ============

(1) Represents Sterling Lending Corporation, a retail mortgage lending subsidiary which was sold in August 1998.
(2) Substantially all of the assets of the Company's Auto Loan Division were sold in March 1998. The Company operated its Auto Loan Division through two subsidiaries - The Loan Pro$, Inc. and Premier Financial Services, Inc.
(3) Represents the Company's Small Business Loan Division, including its 7(a) SBA lending unit, its 504 SBA lending unit, its SBIC mezzanine lending unit and its asset-based lending unit. A substantial majority of these assets are expected to be sold by the end of the year.

NOTE 11--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

      In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In the third quarter of 1998, the Company purchased $16.8 million face amount of its Senior Notes in an open market transaction at a purchase price of $8.5 million or 50.7% of face value. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At September 30, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the

Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

      The following tables present consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information At September 30, 1998, the Company did not have any subsidiaries which were not owned 100% by the Company.

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

      The Subsidiary Guarantors at September 30, 1998 consist of the following wholly owned subsidiaries of the Company:

      HomeGold, Inc.(f/k/a Emergent Mortgage Corp.)
      Emergent Mortgage Corp. of Tennessee
      Carolina Investors, Inc.
      Emergent Business Capital, Inc.
      Emergent Commercial Mortgage, Inc.
      Emergent Business Capital Asset Based Lending, Inc.(f/k/a Emergent Financial Corp.)
      Emergent Business Capital Equity Group, Inc. (f/k/a Emergent Equity Advisors, Inc.)
      Emergent Insurance Agency Corp.

      As of September 30, 1998, the Subsidiary Guarantors conduct all of the Company's operations other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries and its mezzanine lending operations, which are performed through Reedy River Ventures Limited Partnership, a small business investment company. Prior to March 1998, The Loan Pro$, Inc. and Premier Financial Services, Inc. (the Company's Auto Loan Division subsidiaries) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the Auto Loan Division were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

      Prior to August 21, 1998, Sterling Lending Corporation (an 80% owned subsidiary of the Company) and Sterling Lending Insurance Agency, Inc. (a 100% owned subsidiary of Sterling Lending Corporation) were also guarantors of this indebtedness, but their guarantees terminated when they were sold to First National Security Corporation of Beaumont, Texas, in August 1998. Therefore the operations of Sterling Lending (a non-wholly-owned guarantor subsidiary) are included in the consolidated statements of operations for the respective periods prior to August 21, 1998.

      The assets of Emergent Business Capital, Inc., Emergent Commercial Mortgage, Inc., Emergent Business Capital Equity Group, Inc. and Reedy River Ventures Limited Partnership were sold to Transamerica Business Credit Corporation in the fourth quarter 1998. Accordingly, the guarantees of these companies were terminated upon consummation of that sale.

      The assets of Emergent Business Capital Asset Based Lending, Inc. are also planned to be sold in the fourth quarter 1998. Accordingly, the guaranty of this company will be terminated upon consummation of the sale of substantially all of the assets of this subsidiary.
                                       16

                             HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEETS
                                September 30, 1998
                                   (Unaudited)
                                  (In thousands)

                                                          Combined        Combined
                                                           Wholly-       Non Wholly-     Combined
                                                           Owned           Owned           Non-
                                               Parent    Guarantor       Guarantor       Guarantor
                                              Company   Subsidiaries    Subsidiaries     Subsidiaries  Eliminations  Consolidated
                                              --------  ------------  --------------    ------------  -------------  ------------
              ASSETS
              ------
Cash and cash equivalents                    $   673        25,113   $     --                  47   $         --        $ 25,833
Loans receivable:
   Loans receivable held for investment        1,461        80,186         --              10,000             --          91,647
   Loans receivable held for sale                 --       197,890         --                  --             --         197,890
   Notes receivable from affiliates           37,226         9,324         --               7,707        (54,257)             --
                                              --------     --------  ---------             -------       --------       ---------
         Total loans receivable               38,687       287,400         --              17,707        (54,257)        289,537
   Less allowance for credit losses on loans    (181)       (9,618)        --                  --             --          (9,799)
   Less mark-to-market reserves                             (5,300)                                                       (5,300)
   Less deferred loan fees                       (96)       (5,866)        --                (253)            --          (6,215)
   Plus deferred loan costs                       --         1,791         --                  --             --           1,791
                                              --------     --------  ---------             -------       ---------      ---------
         Net loans receivable                 38,410       268,407         --              17,454        (54,257)        270,014
Other Receivables:
   Accrued interest receivable                    30         4,259         --                  69             --           4,358
   Income tax receivable                         692           196         --                  --           (888)             --
   Other receivables                              93         7,529         --                  --             --           7,622
                                              --------     --------  ---------             -------       ---------      ---------
      Total other receivables                    815        11,984         --                  69           (888)         11,980
Investment in subsidiaries                    71,414            --         --                  --        (71,414)             --
Residual receivables, net                         --        41,916         --              21,259             --          63,175
Net property and equipment                     1,608        21,391         --                  --             --          22,999
Real estate and personal property acquired
  through foreclosure                             52         5,142         --                  --             --           5,194
Net excess of cost over net assets of
  acquired businesses                             41         2,811         --                 331           (933)          2,250
Deferred income tax asset                      2,234         2,059         --                  --           (142)          4,151
Other assets                                   3,848         7,158         --                 582             --          11,588
                                              --------     --------  ---------            --------       ---------      ---------
Total assets                               $ 119,095      $385,981  $      --             $39,742     $ (127,634)      $ 417,184
                                            ========     ========    =========            ========      =========      ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit       $    --      $141,012  $     --              $ 6,978       $     --       $ 147,990
   Investor savings:
      Notes payable to investors                  --       120,246        --                   --             --         120,246
      Subordinated debentures                     --        17,810        --                   --             --          17,810
                                             --------      --------  ---------            --------      ---------       ---------
         Total investor savings                   --       138,056        --                   --             --         138,056
   Senior unsecured debt                     108,250            --        --                   --             --         108,250
   Accounts payable and accrued
     liabilities                               4,644         6,169        --                   45           (888)          9,970
   Deferred income tax payable                    --           142        --                   --           (142)             --
   Remittances payable                            --         5,421        --                   --             --           5,421
   Accrued interest payable                      518         1,239        --                   --             --           1,757
   Due to affiliates                              --                      --
                                             --------      --------  ---------            --------      ---------       ---------
      Total other liabilities                  5,162        12,971        --                   45         (1,030)         17,148
   Subordinated debt to EGI                       --        50,772        --                  176        (50,948)            --
                                             --------      --------  ---------             --------     ---------       ---------
Total liabilities                            113,412       333,952        --               16,058        (51,978)        411,444
Minority interest                                 --            --        --                   57             --              57
Shareholders' equity:
   Common stock                                  487         4,083        --                   11         (4,094)            487
   Preferred stock                                --            --        --                   --             --             --
   Capital in excess of par value             38,821        63,020        --               24,958        (87,978)         38,821
   Retained earnings (deficit)               (33,625)      (15,074)       --               (1,342)        16,416         (33,625)
                                               ------      --------  ---------             -------        -------         -------
  Total shareholders' equity                   5,683        52,029        --               23,627        (75,656)          5,683
                                             --------      --------  ---------             --------     ---------       ---------
Total liabilities and shareholders'
  equity                                   $ 119,095       385,981  $     --               39,742     $ (127,634)      $ 417,184
                                             ========    ==========  =========           =========    ===========      ==========

                                       17

                             HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEETS
                                December 31, 1997
                                   (Unaudited)
                                  (In thousands)

                                                          Combined        Combined
                                                           Wholly-       Non Wholly-     Combined
                                                           Owned           Owned           Non-
                                               Parent    Guarantor       Guarantor       Guarantor
                                              Company   Subsidiaries    Subsidiaries     Subsidiaries  Eliminations  Consolidated
                                              --------  ------------  --------------    ------------  -------------  ------------
          ASSETS
         -------

Cash and cash equivalents                    $   713          6,411     $    263              174       $     --      $  7,561

Loans receivable:
   Loans receivable held for
          investment                              --         93,129           --            7,250             --       100,379
   Loans receivable held for sale                 --        187,911        9,325               --             --       197,236
   Notes receivable from
          affiliates                          71,854         31,851           --               25       (103,730)           --
                                             -------       --------    ---------         --------      ---------     ---------
         Total loans receivable               71,854        312,891        9,325            7,275       (103,730)      297,615

   Less allowance for credit
          losses on loans                         --         (6,528)          --               --             --        (6,528)
   Less deferred loan fees                        --         (3,556)        (568)            (192)            --        (4,316)
   Plus deferred loan costs                       --          1,458          200               --             --         1,658
                                             --------       -------     --------          --------      ---------     ---------
         Net loans receivable                 71,854        304,265        8,957            7,083       (103,730)      288,429

Other Receivables:
   Accrued interest receivable                    --          4,250           63               94             --         4,407
   Income tax                                    614             --           --               --             --           614
   Other receivables                           3,064          6,802          496               --           (296)       10,066
                                             -------       --------    ---------         --------      ---------     ---------
      Total other receivables                  3,678         11,052          559               94           (296)       15,087

Investment in subsidiaries                   107,989             --           --               --       (107,989)           --

Residual receivables, net                         --         43,579           --           19,623             --        63,202
Net property and equipment                     1,666         15,086        1,328               --             --        18,080
Real estate and personal  property
     acquired through foreclosure                 --          3,295           --               --             --         3,295
Net excess of cost over net
     assets of acquired businesses                42          3,426           --              342           (936)        2,874
Deferred tax                                   4,588          2,117           --               --         (2,554)        4,151
Other assets                                   4,822          8,207          207              237             --        13,473
                                             -------       --------    ---------         --------      ---------     ---------
Total assets                               $ 195,352        397,438     $ 11,314           27,553     $ (215,505     $ 416,152
                                            ========       ========     =========         =======      =========     =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Liabilities:
     Revolving  warehouse  lines  of
          credit                            $    --     $   77,605      $     --               --      $     --      $  77,605

     Investor savings:
          Notes payable to investors             --        115,368            --               --            --        115,368
          Subordinated debentures                --         18,947            --               --            --         18,947
                                           --------       --------     ---------         --------     ---------      ---------
               Total investor savings            --        134,315            --               --            --        134,315

     Senior unsecured debt                  125,000             --            --               --            --        125,000

     Accounts  payable  and  accrued
          liabilities                           312          7,408           760               22        (1,985)         6,517
     Remittances payable                         --          4,591            --               --            --          4,591
     Accrued interest payable                 3,645          1,105            --               --            --          4,750
     Due to affiliates                        3,021             --            --            7,057       (10,078)            --
                                           --------       --------     ---------         --------     ---------      ---------
          Total other liabilities             6,978         13,104           760            7,079       (12,063)        15,858

     Subordinated debt to affiliates             --         63,969         9,544           16,829       (90,342)            --
                                           --------       --------     ---------         --------      --------      ---------

Total liabilities                           131,978        288,993        10,304           23,908      (102,405)       352,778

Shareholders' equity:
     Common stock                               484          4,259            --               10        (4,269)           484
     Preferred stock                             --          4,621         5,700               --       (10,321)            --
     Capital in excess of par value          38,609         64,570            --            3,102       (67,672)        38,609
     Retained earnings (deficit)             24,281         34,995        (4,690)             533       (30,838)        24,281
                                             ------       --------       -------         --------       -------      ---------
Total shareholders' equity                   63,374        108,445         1,010            3,645      (113,100)        63,374
                                            -------       --------       -------         --------      --------      ---------
Total liabilities and shareholders'
     equity                               $ 195,352     $  397,438      $ 11,314           27,553    $ (215,505)     $ 416,152
                                          =========       ========        ======          =======       =======        =======

                                       18

                             HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENTS OF OPERATIONS
                       Nine months ended September 30, 1998
                                   (Unaudited)
                                  (In thousands)


                                                                                Combined
                                                                Combined       Non Wholly-     Combined
                                                               Wholly-Owned      Owned           Non-
                                                   Parent       Guarantor       Guarantor     Guarantor
                                                   Company     Subsidiaries   Subsidiaries   Subsidiaries Eliminations Consolidated
                                                  ----------    ---------     ------------   ------------  ---------   -----------
REVENUES:
   Interest income                                $  5,645      $ 29,145        $     10       $  1,024     $ (6,272)  $   29,552
   Servicing income                                     --         9,193              --          2,277       (1,272)      10,198
   Gain on sale of loans:
      Cash gain on sale of loans                        --        12,256             780             --           --       13,036
      Non-cash  gain  on sale of loans                  --         2,150             635             --           --        2,785
      Loan costs                                        --        (5,197)             --             --           --       (5,197)
      Loan fee income                                   --        13,684           1,520             84           --       15,288
                                                 ---------     ---------       ---------      ---------    ---------  -----------
          Total  gain on sale of loans                  --        22,893           2,935             84           --       25,912
   Other revenues                                        5         3,284             217            489         (485)       3,510
                                                 ---------     ---------       ---------      ---------    ---------  -----------
          Total revenues                             5,650        64,515           3,162          3,874       (8,029)      69,172
                                                 ---------     ---------       ---------      ---------    ---------  -----------
EXPENSES:
   Interest                                         11,207        23,412             125            331       (6,740)      28,335
   Provision for credit losses                          20        10,559              --             --           --       10,579
   Fair value write-down of residual receivables        --        10,263              --          3,967           --       14,230
   Salaries, wages and employee benefits             2,635        40,590           3,639             --           --       46,864
   Business development costs                            2         8,217             269             --           --        8,488
   Other general and administrative expense         (1,911)       21,382           2,552            202          (21)      22,204
                                                 ---------     ---------         -------        -------    ---------
      Total expenses                                11,953       114,423           6,585          4,500       (6,761)     130,700
                                                 ---------     ---------       ---------      ---------    ---------  -----------
   Income(loss) before income taxes, minority
      interest, equity in undistributed
      earnings of subsidiaries, and extraordinary
      item                                          (6,303)      (49,908)         (3,423)          (626)      (1,268)     (61,528)
   Equity in undistributed earnings of
      subsidiaries
                                                   (57,442)         (507)             --             --       57,949          --
                                                 ---------     ---------       ---------      ---------    ---------  -----------
   Income(loss) before income taxes, minority
      interest, and extraordinary item             (63,745)      (50,415)         (3,423)          (626)      56,681     (61,528)
   Provision (benefit) for income taxes              1,879         2,276             (46)            --           --       4,109
                                                 ---------       -------         -------     ----------   ----------    ---------
   Income(loss) before minority interest and
     extraordinary item                            (65,624)      (52,691)         (3,377)          (626)     56,681      (65,637)

   Minority interest in (earnings) loss
     of subsidiaries                                    --            11              --              2          --           13
                                                 ---------     ---------       ---------      ---------   ---------  -----------
   Income(loss) before extraordinary  iterm        (65,624)      (52,680)         (3,377)          (624)     56,681      (65,624)
   Extraordinary item-gain on extinguishment of
     debt, net of  $0 tax                            7,724            --              --             --         --         7,724
                                                 ---------     ---------       ---------      ---------  ---------   -----------

   Net income (loss)                             $ (57,900)    $ (52,680)       $ (3,377)      $   (624)  $ 56,681   $   (57,900)
                                                 =========     =========       =========      =========  =========   ===========




                             HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENTS OF OPERATIONS
                       Nine months ended September 30, 1997
                                   (Unaudited)
                                  (In thousands)


                                                                                Combined
                                                                Combined       Non Wholly-     Combined
                                                               Wholly-Owned      Owned           Non-
                                                   Parent       Guarantor       Guarantor     Guarantor
                                                   Company     Subsidiaries   Subsidiaries   Subsidiaries Eliminations Consolidated
                                                  ----------    ---------     ------------   ------------  ---------   -----------
REVENUES:
   Interest income                                    $    309    $ 27,420    $   --           $    184   $ (2,047)   $ 25,866
   Servicing income                                       --         6,005        --               --         --         6,005
   Gain on sale of loans:
      Cash gain on sale of loans                          --         8,773        --               --         --         8,773
      Non-cash  gain on sale of loans                     --        23,509         499             --         --        24,008
      Loan fee income                                     --        20,860       1,177               30       --        22,067
                                                      --------    --------    --------         --------   --------    --------
          Total gain on sale of loans                     --        53,142       1,676             --         --        54,848

   Other revenues                                          190         433         137               19        (18)        761
                                                      --------    --------    --------         --------   --------    --------
      Total revenues                                       499      87,000       1,813              233     (2,065)     87,480

EXPENSES:
   Interest                                                694      17,944          62               82     (2,047)     16,735
   Provision for credit losses                            --         7,087        --               --         --         7,087
   Salaries, wages and employee benefits                 2,800      27,093       2,692             --         --        32,585
   Business development costs                             --         4,738         202             --         --         4,940
   Other general and administrative expense             (2,636)     18,338       2,432               51        (18)     18,167
                                                      --------    --------    --------         --------   --------    --------
      Total expenses                                       858      75,200       5,388              133     (2,065)     79,514
                                                      --------    --------    --------         --------   --------    --------
   Income(loss) before income taxes, minority
      interest, and equity in undistributed earnings
      of subsidiaries                                     (359)     11,800      (3,575)             100       --         7,966
   Equity  in  undistributed earnings of
      subsidiaries                                       9,530        --          --               --       (9,530)       --
                                                      --------    --------    --------         --------   --------    --------
   Income(loss) before income taxes and minority
      interest                                           9,171      11,800      (3,575)             100     (9,530)      7,966

   Provision(benefit) for income taxes                    (597)     (1,378)       --               --         --        (1,975)
                                                                  --------    --------         --------   --------    --------
   Income (loss) before minority interest                9,768      13,178      (3,575)             100     (9,530)      9,941
   Minority interest in (earnings) loss of
     subsidiaries                                           17        (173)       --               --         --          (156)
                                                      --------    --------    --------         --------   --------    --------

   Net income (loss)                                  $  9,785    $ 13,005    $ (3,575)        $    100   $ (9,530)   $  9,785
                                                      ========    ========    ========         ========   ========    ========



                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)



                                                                                            Combined            Combined Non
                                                                                          Wholly-Owned          Wholly-Owned
                                                                                            Guarantor            Guarantor
                                                                    Parent Company        Subsidiaries          Subsidiaries
                                                                   -----------------    ------------------    -----------------
REVENUES:
   Interest income                                                  $         1,815      $         10,076       $           --
   Servicing income                                                              --                 2,197                   --
   Gain on sale of loans:
      Cash gain on sale of loans                                                 --                 2,865                   60
      Non-cash gain on sale of loans                                             --                  (396)                  --
      Loan cost                                                                  --                (2,267)                  --
      Loan fee income                                                            --                 5,464                   46
                                                                       -------------        --------------         ------------
          Total gain on sale of loans                                            --                 5,666                  106

   Other revenues                                                            (2,778)                1,224                   24
                                                                       -------------        --------------         ------------

      Total revenues                                                           (963)               19,163                  130
                                                                       -------------        --------------         ------------


EXPENSES:
   Interest                                                                   3,851                 8,100                   13
   Provision for credit losses                                                   (6)                3,645                   --
   Fair value write-down of residual receivables                                 --                 4,008                   --
   Salaries, wages and employee benefits                                        733                10,874                  881
   Business development costs                                                    --                 1,942                   11
   Other general and administrative expense                                  (3,840)                7,958                  696
                                                                       -------------        --------------         ------------

      Total expenses                                                            738                36,527                1,601
                                                                       -------------        --------------         ------------

   Income (loss) before income taxes, minority interest,
      equity in undistributed earnings of subsidiaries, and
      extraordinary item                                                     (1,701)              (17,364)              (1,471)
   Equity in undistributed earnings of subsidiaries                         (21,311)                   --                   --
                                                                       -------------        --------------         ------------
   Income (loss) before income taxes, minority interest,                    (23,012)              (17,364)              (1,471)
      and extraordinary item

   Provision (benefit) for income taxes                                        (979)                1,839                    5
                                                                       -------------        --------------         -----------
   Income (loss) before minority interest and extraordinary                 (22,033)              (19,203)              (1,476)
      item
   Minority interest in (earnings) loss of subsidiaries                          --                    11                   --
                                                                       -------------        --------------         -----------
   Income (loss) before extraordinary item                                  (22,033)              (19,192)              (1,476)
   Extraordinary item-gain on extinguishment of debt,
      net of $0 tax                                                           7,724                    --                   --
                                                                       -------------        --------------         -----------


   NET INCOME (LOSS)                                                $       (14,309)     $        (19,192)      $       (1,476)
                                                                      ==============        ==============         ===========









                                                                   Combined
                                                                Non-Guarantor
                                                                 Subsidiaries         Eliminations       Consolidated
                                                               -----------------    -----------------   ----------------
REVENUES:
   Interest income                                              $           447       $       (1,976)    $       10,362
   Servicing income                                                         400                   --              2,597
   Gain on sale of loans:
      Cash gain on sale of loans                                             --                   --              2,925
      Non-cash gain on sale of loans                                         --                   --               (396)
      Loan cost                                                              --                   --             (2,267)
      Loan fee income                                                        19                   --              5,529
                                                                   -------------         ------------       ------------
          Total gain on sale of loans                                        19                   --              5,791

   Other revenues                                                            --                2,622              1,092
                                                                   -------------         ------------       ------------

      Total revenues                                                        866                  646             19,842
                                                                   -------------         ------------       ------------


EXPENSES:
   Interest                                                                 119               (2,133)             9,950
   Provision for credit losses                                               --                   --              3,639
   Fair value write-down of residual receivables                          1,312                   --              5,320
   Salaries, wages and employee benefits                                     --                   --             12,488
   Business development costs                                                --                   --              1,953
   Other general and administrative expense                                  78                2,779              7,671
                                                                   -------------         ------------       ------------

      Total expenses                                                      1,509                  646             41,021
                                                                   -------------         ------------       ------------


   Income (loss) before income taxes, minority interest,
      equity in undistributed earnings of subsidiaries, and                (643)                  --            (21,179)
      extraordinary item                                                     --               21,311                 --
   Equity in undistributed earnings of subsidiaries                -------------         ------------       ------------
                                                                           (643)              21,311            (21,179)

   Income (loss) before income taxes, minority interest,
      and extraordinary item                                                 --                   --                865
                                                                   -------------         ------------       ------------
   Provision (benefit) for income taxes                                    (643)              21,311            (22,044)

                                                                             --                   --                 11
   Income (loss) before minority interest and extraordinary        ------------          ------------       ------------
      item                                                                 (643)              21,311            (22,033)
   Minority interest in (earnings) loss of subsidiaries
                                                                             --                   --              7,724
   Income (loss) before extraordinary item                          -----------          ------------       ------------
   Extraordinary item-gain on extinguishment of debt,
      net of $0 tax
                                                                $          (643)      $       21,311     $      (14,309)
                                                                    ============        ============       =============
   NET INCOME (LOSS)



                            HOMEGOLD FINANCIAL , INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                 (In thousands)



                                                                                    Combined             Combined Non
                                                                                  Wholly-Owned           Wholly-Owned
                                                              Parent               Guarantor               Guarantor
                                                              Company             Subsidiaries           Subsidiaries
                                                           --------------     ---------------------    ------------------
REVENUES:
   Interest income                                         $         270       $            12,223      $             --
   Servicing income                                                   --                     2,920                    --
   Gain on sale of loans:
      Cash gain on sale of loans                                      --                     1,477                    --
      Non-cash gain on sale of loans                                  --                    12,890                   307
      Loan fee income                                                 --                     8,374                   448
                                                           --------------      --------------------      ----------------
          Total gain on sale of loans                                 --                    21,741                   755

   Other revenues                                                    148                       108                    71
                                                           --------------      --------------------      ----------------
      Total revenues                                                 418                    37,992                   826

EXPENSES:
   Interest                                                          482                     8,200                    24
   Provision for credit losses                                        --                     2,415                    --
   Salaries, wages and employee benefits                           1,245                    11,522                 1,058
   Business development costs                                         --                     1,933                    28
   Other general and administrative expense                         (837)                    8,126                   870
                                                           --------------      --------------------      ----------------
      Total expenses                                                 890                    32,196                 1,980
                                                           --------------      --------------------      ----------------


   Income before income taxes, minority interest, and
      equity in undistributed earnings of subsidiaries              (472)                    5,796                (1,154)
   Equity in undistributed earnings of subsidiaries                4,542                        --                    --
                                                           --------------      --------------------      ----------------
   Income before income taxes and minority interest                4,070                     5,796                (1,154)

   Provision (benefit) for income taxes                             (550)                      200                    --
                                                           --------------      --------------------      ----------------

   Income before minority interest                                 4,620                     5,596                (1,154)
   Minority interest in (earnings) loss of subsidiaries               --                        --                    --
                                                           --------------      --------------------      ----------------


   NET INCOME (LOSS)                                       $       4,620       $             5,596      $         (1,154)
                                                           ==============     =====================    ==================











                                                                          Combined
                                                                        Non-Guarantor
                                                                        Subsidiaries          Eliminations         Consolidated
                                                                      ------------------    -----------------    ------------------
REVENUES:
   Interest income                                                     $            184      $        (1,835)    $           10,842
   Servicing income                                                                  --                   --                  2,920
   Gain on sale of loans:
      Cash gain on sale of loans                                                     --                   --                  1,477
      Non-cash gain on sale of loans                                                 --                   --                 13,197
      Loan fee income                                                                30                   --                  8,852
                                                                      ------------------    -----------------    -------------------
          Total gain on sale of loans                                                30                   --                 23,526

   Other revenues                                                                    19                  (18)                   328
                                                                      ------------------    -----------------    -------------------
      Total revenues                                                                233               (1,853)                37,616

EXPENSES:
   Interest                                                                          82               (1,835)                 6,953
   Provision for credit losses                                                       --                   --                  2,415
   Salaries, wages and employee benefits                                             --                   --                 13,825
   Business development costs                                                        --                   --                  1,961
   Other general and administrative expense                                          51                  (18)                 8,192
                                                                      ------------------    -----------------    -------------------
      Total expenses                                                                133               (1,853)                33,346
                                                                      ------------------    -----------------    -------------------


   Income before income taxes, minority interest, and
      equity in undistributed earnings of subsidiaries                              100                   --                  4,270
   Equity in undistributed earnings of subsidiaries                                  --               (4,542)                    --
                                                                      ------------------    -----------------    -------------------
   Income before income taxes and minority interest                                 100               (4,542)                 4,270

   Provision (benefit) for income taxes                                              --                   --                   (350)
                                                                      ------------------    -----------------    -------------------

   Income before minority interest                                                  100               (4,542)                 4,620
   Minority interest in (earnings) loss of subsidiaries                              --                   --                     --
                                                                      ------------------    -----------------    -------------------


   NET INCOME (LOSS)                                                   $            100      $        (4,542)    $            4,620
                                                                      ==================    =================    ===================

                                       22



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                              Combined            Combined Non
                                                                                            Wholly-Owned          Wholly-Owned
                                                                                             Guarantor             Guarantor
                                                                      Parent Company        Subsidiaries          Subsidiaries
                                                                      ---------------     -----------------     -----------------
OPERATING ACTIVITIES:
   Net income (loss)                                                  $      (57,900)      $       (52,678)     $         (3,377)
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries                        57,442                   507                    --
      Depreciation and amortization                                              387                 2,181                   192
      Provision for deferred income taxes                                      1,968                (1,647)                 (321)
      Provision for credit losses                                                 20                10,559                    --
      Gain on retirement of senior unsecured debt                             (7,724)                   --                    --
      Fair value write-down of residual receivable                                --                11,506                    --
      Mark to market adjustment on loans held for sale                            --                 5,300                    --
      Loans originated with intent to sell                                        --              (633,166)              (39,438)
      Principal proceeds from sold loans                                          --               499,949                48,764
      Proceeds from securitization of loans                                       --                92,316                    --
      Other                                                                       --                 2,248                    --
      Changes in operating assets and liabilities
         increasing (decreasing) cash                                          5,522                (8,343)                  (29)
                                                                      ---------------     -----------------     -----------------
   Net cash provided by (used in) operating activities                          (285)              (71,268)                5,791
                                                                      ---------------     -----------------     -----------------


INVESTING ACTIVITIES:
   Loans originated for investment purposes                                   (1,568)             (118,180)                   --
   Principal collections on loans not sold                                        63               148,179                    --
   Additional investment in subsidiary                                            --                    --                    --
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                                               418                 3,907                    --
   Purchase of property and equipment                                           (359)               (8,601)                 (174)
   Other                                                                        (233)                  411                 1,310
                                                                      ---------------     -----------------     -----------------

   Net cash provided by (used in) investing activities                        (1,679)               25,716                 1,136
                                                                      ---------------     -----------------     -----------------


FINANCING ACTIVITIES:
   Advances on notes payable to banks                                             --               325,427                    --
   Payments on notes payable to banks                                             --              (262,021)                   --
   Retirement of senior unsecured debt                                        (9,026)                   --                    --
   Net increase in notes payable to investors                                     --                 4,878                    --
   Net (decrease) increase in subordinated debentures                             --                (1,137)                   --
   Advances (to) from subsidiary                                              10,740                (2,874)               (7,190)
   Proceeds from issuance of additional common stock                             215                    --                    --
   Other                                                                          (5)                  (19)                   --
                                                                      ---------------     -----------------     -----------------
   Net cash provided by (used in) financing activities                         1,924                64,254                (7,190)
                                                                      ---------------     -----------------     -----------------

   Net increase (decrease) in cash and cash equivalents                          (40)               18,702                  (263)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     713                 6,411                   263
                                                                      ---------------     -----------------     -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $          673       $        25,113      $             --
                                                                      ==============      =================     =================






                                                                      Combined
                                                                   Non-Guarantor
                                                                    Subsidiaries        Eliminations           Consolidated
                                                                   ---------------     ----------------      -----------------
OPERATING ACTIVITIES:
   Net income (loss)                                                $        (624)      $       56,679       $        (57,900)
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries                         --              (57,949)                    --
      Depreciation and amortization                                            11                   --                  2,771
      Provision for deferred income taxes                                      --                   --                     --
      Provision for credit losses                                              --                   --                 10,579
      Gain on retirement of senior unsecured debt                              --                   --                 (7,724)
      Fair value write-down of residual receivable                          2,724                   --                 14,230
      Mark to market adjustment on loans held for sale                         --                   --                  5,300
      Loans originated with intent to sell                                     --                   --               (672,604)
      Principal proceeds from sold loans                                       --                   --                548,713
      Proceeds from securitization of loans                                    --                   --                 92,316
      Other                                                                    57                   --                  2,305
      Changes in operating assets and liabilities
         increasing (decreasing) cash                                      (4,596)                  --                 (7,446)
                                                                   ---------------     ----------------      -----------------
   Net cash provided by (used in) operating activities                     (2,428)              (1,270)               (69,460)
                                                                   ---------------     ----------------      -----------------

INVESTING ACTIVITIES:
   Loans originated for investment purposes                                (4,000)                  --               (123,748)
   Principal collections on loans not sold                                  1,250                   --                149,492
   Additional investment in subsidiary                                         --                   --                     --
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                                             --                   --                  4,325
   Purchase of property and equipment                                          --                   --                 (9,134)
   Other                                                                       --                   --                  1,488
                                                                   ---------------     ----------------      -----------------

   Net cash provided by (used in) investing activities                     (2,750)                  --                 22,423
                                                                   ---------------     ----------------      -----------------


FINANCING ACTIVITIES:
   Advances on notes payable to banks                                       7,803                   --                333,230
   Payments on notes payable to banks                                        (825)                  --               (262,846)
   Retirement of senior unsecured debt                                         --                   --                 (9,026)
   Net increase in notes payable to investors                                  --                   --                  4,878
   Net (decrease) increase in subordinated debentures                          --                   --                 (1,137)
   Advances (to) from subsidiary                                             (676)                  --                     --
   Proceeds from issuance of additional common stock                           --                   --                    215
   Other                                                                   (1,251)               1,270                     (5)
                                                                   ---------------     ----------------      -----------------


   Net cash provided by (used in) financing activities                      5,051                1,270                 65,309
                                                                   ---------------     ----------------      -----------------

   Net increase (decrease) in cash and cash equivalents                      (127)                  --                 18,272
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  174                   --                  7,561
                                                                   ---------------     ----------------      -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $          47       $           --       $         25,833
                                                                   ===============     ================      ================-


                                       23



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                             (Dollars in thousands)




                                                                                             Combined           Combined Non
                                                                                           Wholly-Owned         Wholly-Owned
                                                                          Parent             Guarantor           Guarantor
                                                                          Company          Subsidiaries         Subsidiaries
                                                                       --------------     ----------------     ---------------
OPERATING ACTIVITIES:
   Net income (loss)                                                   $       9,785      $        13,005      $       (3,574)
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries                        (9,534)                  --                  --
      Depreciation and amortization                                              198                1,415                 309
      Provision for deferred income taxes                                       (657)              (2,313)                 (1)
      Provision for credit losses                                                 --                7,087                  --
      Loans originated with intent to sell                                        --             (781,825)            (26,340)
      Principal proceeds from sold loans                                          --              367,118              26,340
      Proceeds from securitization of loans                                       --              332,156                  --
      Other                                                                       --                2,584                  --
      Changes in operating assets and liabilities
         increasing (decreasing) cash                                          1,251              (38,566)                197
                                                                       --------------     ----------------     ---------------
   Net cash provided by (used in) operating activities                         1,043              (99,339)             (3,069)
                                                                       --------------     ----------------     ---------------


INVESTING ACTIVITIES:
   Loans originated for investment purposes                                       --             (100,939)                 --
   Principal collections on loans not sold                                        --               91,121                  --
   Additional investment in subsidiary                                       (38,031)                  --                  --
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                                                --                4,850                  --
   Purchase of property and equipment                                         (1,134)              (3,613)             (1,188)
   Other                                                                         163                 (489)                 --
                                                                       --------------     ----------------     ---------------

   Net cash provided by (used in) investing activities                       (39,002)              (9,070)             (1,188)
                                                                       --------------     ----------------     ---------------


FINANCING ACTIVITIES:
   Advances on notes payable to banks                                             --              817,222                  --
   Payments on notes payable to banks                                             --             (841,363)                 --
   Net increase in notes payable to investors                                     --               12,907                  --
   Net  increase in subordinated debentures                                       --                3,146                  --
   Proceeds from issuance of senior unsecured debt                           120,630                   --                  --
   Advances (to) from subsidiary                                             (83,987)              82,654                  (4)
   Proceeds from issuance of additional common stock                           1,148               33,831               4,200
                                                                       --------------     ----------------     ---------------

   Net cash provided by (used in) financing activities                        37,791              108,397               4,196
                                                                       --------------     ----------------     ---------------

   Net increase (decrease) in cash and cash equivalents                         (168)                 (12)                (61)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     192                  958                 126
                                                                       --------------     ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $          24      $           946      $           65
                                                                       ==============     ===============      ===============









                                                                      Combined
                                                                   Non-Guarantor
                                                                    Subsidiaries         Eliminations         Consolidated
                                                                  -----------------    -----------------     ----------------
OPERATING ACTIVITIES:
   Net income (loss)                                              $            100      $        (9,531)     $         9,785
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries                          --                9,534                   --
      Depreciation and amortization                                              3                   (3)               1,922
      Provision for deferred income taxes                                       --                   --               (2,971)
      Provision for credit losses                                               --                   --                7,087
      Loans originated with intent to sell                                      --                   --             (808,165)
      Principal proceeds from sold loans                                        --                   --              393,458
      Proceeds from securitization of loans                                     --                   --              332,156
      Other                                                                     64                   --                2,648
      Changes in operating assets and liabilities
         increasing (decreasing) cash                                          (47)                  --              (37,165)
                                                                  -----------------    -----------------     ----------------
   Net cash provided by (used in) operating activities                         120                   --             (101,245)
                                                                  -----------------    -----------------     ----------------

INVESTING ACTIVITIES:
   Loans originated for investment purposes                                 (1,250)                  --             (102,189)
   Principal collections on loans not sold                                      --                   --               91,121
   Additional investment in subsidiary                                          --               38,031                   --
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                                              --                   --                4,850
   Purchase of property and equipment                                           --                   --               (5,935)
   Other                                                                        --                   --                 (326)
                                                                  -----------------    -----------------     ----------------

   Net cash provided by (used in) investing activities                      (1,250)              38,031              (12,479)
                                                                  -----------------    -----------------     ----------------


FINANCING ACTIVITIES:
   Advances on notes payable to banks                                           --                   --              817,222
   Payments on notes payable to banks                                           --                   --             (841,363)
   Net increase in notes payable to investors                                   --                   --               12,907
   Net  increase in subordinated debentures                                     --                   --                3,146
   Proceeds from issuance of senior unsecured debt                              --                   --              120,630
   Advances (to) from subsidiary                                             1,337                   --                   --
   Proceeds from issuance of additional common stock                            --              (38,031)               1,148
                                                                  -----------------    -----------------     ----------------

   Net cash provided by (used in) financing activities                       1,337              (38,031)             113,690
                                                                  -----------------    -----------------     ----------------

   Net increase (decrease) in cash and cash equivalents                        207                   --                  (34)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    --                   --                1,276
                                                                  -----------------    -----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $            207      $            --      $         1,242
                                                                  =================    =================    =================


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

GENERAL

            The Company is a diversified financial services company headquartered in Greenville, South Carolina, which originates, purchases, sells, securitizes and services residential mortgage loans (through its "Mortgage Loan Division") and small business loans (through its "Small Business Loan Division") to sub-prime customers. Prior to March 1998, the Company also originated, securitized and serviced auto loans (through its "Auto Loan Division"). Substantially all of the assets of the Auto Loan Division were sold in the first quarter of 1998.

            The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which has been in operation since 1963. Since 1996, the Company has been focused principally on expanding its Mortgage Loan Division and Small Business Loan Division.

            In the fourth quarter of 1997, the Company began restructuring its Mortgage Loan Division. Because of this restructuring and other factors, mortgage loan origination volume decreased an aggregate of approximately 22.9% in the first three quarters of 1998 as compared to the fourth quarter of 1997. Loan origination volume in October continued to decline compared to the third quarter. The Company anticipates that loan volume will probably continue to decline for the remainder of the fourth quarter and will only resume modest growth in the first quarter of 1999. However, no assurance can be given that the anticipated volume level will be obtained. The Company's general and administrative overhead structure in the first nine months of 1998 was high in relationship to production.

            Having assessed market conditions, management has made strategic decisions to streamline retail mortgage lending operations. Management plans to discontinue retail lending operations in retail centers outside of Greenville, South Carolina. Retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona, and Houston, Texas will be consolidated in November 1998 into the Greenville retail operating center located at the company headquarters in Greenville, South Carolina.

            In addition, management has chosen not to solicit additional candidates for partners under the Company's Strategic Alliance production channel. The Strategic Alliance agreements generally require that the Strategic Alliance Mortgage Bankers must first offer to the Company the right to purchase all of their loans which meet the Company's underwriting criteria up to certain limitations and conditions, obligating the Company to purchase such loans. The Strategic Alliance operations will be combined with Wholesale lending operations on an ongoing operational basis as existing partner agreements are fulfilled. The Wholesale lending operations purchase loans from independent mortgage bankers.

            The impact of the above restructuring (primarily the branch closings) resulted in the elimination of 225 positions or approximately 33% of the Mortgage Loan Division work force. The Company anticipates incurring certain restructuring charges in the fourth quarter as a result of this decision. Management feels these charges will be beneficial by creating efficiencies through consolidation of operations and implementation of future strategic directives, and better aligning expenses with current levels of production.

            Existing economic conditions have also impacted programs and products currently being offered and supported by the Company. The Company has suspended the yield spread programs which were implemented in the third quarter 1998 through the Wholesale/Broker production channel as management feels the profitability of such programs has diminished given current financial market conditions. The Company is also proactively reviewing and evaluating the economic viability of additional products to support the diverse sub-prime customer.

            In order to concentrate on the larger retail mortgage operation ("HomeGold"), the Company has also sold its smaller retail mortgage origination subsidiary, Sterling Lending Corporation ("SLC"). This subsidiary was started in June 1996 and has originated only a small percentage of total retail loans. In August 1998, the Company sold the stock of Sterling Lending Corporation for $1.5 million, with $400,000 paid in cash at closing and $1.1 million paid in the form of a promissory note.

            The Company also sold substantially all of the assets of its Auto Loan Division for book value on March 19, 1998. This sale provided the Company with cash proceeds of approximately $20.4 million. No significant gain or loss was recognized on this transaction. The Company no longer originates auto loans. Prior to the sale of the Auto Loan Division, it recorded a net loss of approximately $110,000 for the period ended March 19, 1998.

            On October 2, 1998, the Company entered into a definitive agreement to sell the majority of the assets of its small business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. On November 13, 1998, the Company completed the sale. Total "initial" sales proceeds from this sale were $96 million based on the September 30 balance sheet. After repayment of the related warehouse lines of credit, escrowing $5 million holdback in the purchase price, and paying transaction costs, the Company received "initial" net cash proceeds of approximately $45 million. The Company may also receive additional proceeds within 30 days to adjust the "initial" purchase price, which was based on the September 30, 1998 balance sheet, to the "final" purchase price, which is based on the balance sheet as of the closing date, November 13, 1998. These additional proceeds may be approximately $7 million. The gain to be realized in the fourth quarter of 1998 is expected to be approximately $18 million net of related costs. For the three months ended September 30, 1998 and 1997, these small business division subsidiaries recorded a net loss of $2.0 million and $100,000, respectively. For the nine months ended September 30, 1998 and 1997, these small business division subsidiaries recorded a net loss of $2.8 million and $1.4 million net gain, respectively.

            On November 5, 1998, the Company entered into a definitive agreement to sell the majority of its asset-based lending unit to Emergent Asset Based Lending LLC, a Maryland Limited Liability Company. This transaction will complete the disposition of all non-mortgage related activities of the Company. A loss of approximately two to three million dollars is anticipated on the disposition of the asset-based lending unit. For the three months ended September 30, 1998 and 1997, the asset-based lending subsidiary recorded net losses of $100,000 and $500,000, respectively. For both the nine months ended September 30, 1998 and 1997, the asset-based lending subsidiary recorded net losses of $1.0 million.

MARKET CONDITIONS

            As a result of higher than anticipated prepayments on securitized loan pools and concerns about the credit worthiness of several issuers, corporate spreads within the industry have widened significantly in the last half of the third quarter. These conditions have negatively impacted the securitization and whole loan sale markets. As spreads have widened, securitization, as a means of financing, has become less attractive. As a result, more issuers are turning to the whole loan sale market. As this whole loan product flows into the market, whole loan sale premiums have eroded, which has, in turn, adversely impacted issuer's profitability.

The following table sets forth certain data relating to the Company's loans at and for the periods indicated:


                                                                  AT AND FOR THE NINE                 AT AND FOR THE YEARS ENDED
                                                               MONTHS ENDED SEPTEMBER 30,                    DECEMBER 31,
                                                      ------------------------------------------      ---------------------
                                                             1998                    1997                    1997
                                                      --------------------     -----------------      --------------------
                                                                                                     (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
Mortgage loans originated:
       Retail                                         $           339,106      $        403,393       $           562,709
       Broker wholesale                                           259,333               371,064                   520,107
                                                      --------------------     -----------------      --------------------
   Total mortgage loans originated                                598,439               774,457                 1,082,816
   Mortgage loans sold                                            485,687               326,043                   435,333
   Mortgage loans securitized                                      90,489               329,861                   487,563
   Total mortgage loans owned (4)                                 202,201               204,225                   231,145
   Total serviced mortgage loans (4)                              673,672               625,796                   768,556
   Total serviced unguaranteed mortgage
       loans (1)(4)                                               673,672               527,256                   700,248
   Average mortgage loans owned (2)                               268,818               234,722                   215,790
   Average serviced mortgage loans (2)                            785,824               348,532                   443,318
   Average serviced unguaranteed
       mortgage loans (1)(2)                                      784,675               336,600                   411,549
   Average interest earned (2)                                      10.74 %               10.74  %                  10.92 %

SMALL BUSINESS LOANS:
   Small business loans originated                    $           101,082      $         55,949       $            81,018
   Small business loans sold                                       42,935                27,383                    41,232
   Small business loans securitized                                 1,827                 4,626                    24,286
   Total small business loans owned (4)                            86,975                54,912                    45,186
   Total serviced small business loans (4)                        255,221               187,500                   198,876
   Total serviced unguaranteed small business
       loans (3)(4)                                               108,636                73,624                    78,822
   Average small business loans owned (2)                          63,578                34,065                    38,427
   Average serviced small business loans (2)                      227,431               157,867                   165,053
   Average serviced unguaranteed small
       business loans (2) (3)                                      93,729                58,820                    61,420
   Average interest earned (2)                                      14.15  %              15.44  %                  15.89  %

AUTO LOANS:
   Auto loans originated                              $             2,983      $         12,260       $            15,703
   Auto loans sold                                                 20,578                    --                        --
   Auto loans securitized                                              --                    --                        --
   Total auto loans owned (4)                                         361                18,389                    21,284
   Total serviced auto loans (4)                                      361                22,078                    21,284
   Average auto loans owned (2)                                     6,927                16,576                    17,104
   Average serviced auto loans (2)                                  6,927                22,426                    22,267
   Average interest earned (2)                                      21.22  %              24.05  %                  24.05  %

TOTAL LOANS:
   Total loans receivable (4)                         $           289,537      $        277,526       $           297,615
   Total serviced loans (4)                                       929,254               835,374                   988,716
   Total serviced unguaranteed loans  (1)(3)(4)                   782,669               622,958                   800,354











                                                           AT AND FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                           ---------------------------------------------
                                                                     1996                   1995
                                                               -----------------      ------------------

MORTGAGE LOANS:
Mortgage loans originated:
       Retail                                                  $         68,842       $              --
       Broker wholesale                                                 259,807                 192,800
                                                               -----------------      ------------------
   Total mortgage loans originated                                      328,649                 192,800
   Mortgage loans sold                                                  284,794                 127,632
   Mortgage loans securitized                                                --                      --
   Total mortgage loans owned (4)                                       146,231                  88,165
   Total serviced mortgage loans (4)                                    146,231                  88,165
   Total serviced unguaranteed mortgage
       loans (1)(4)                                                     146,231                  88,165
   Average mortgage loans owned (2)                                      97,281                  74,158
   Average serviced mortgage loans (2)                                   97,281                  74,158
   Average serviced unguaranteed
       mortgage loans (1)(2)                                             97,281                  74,158
   Average interest earned (2)                                            11.97  %                12.10  %

SMALL BUSINESS LOANS:
   Small business loans originated                             $         68,210       $          39,560
   Small business loans sold                                             33,060                  25,423
   Small business loans securitized                                      12,851                  17,063
   Total small business loans owned (4)                                  29,385                  20,620
   Total serviced small business loans (4)                              140,809                 108,696
   Total serviced unguaranteed small business
       loans (3)(4)                                                      44,017                  24,867
   Average small business loans owned (2)                                26,700                  23,692
   Average serviced small business loans (2)                            125,723                  98,753
   Average serviced unguaranteed small
       business loans (2) (3)                                            34,442                  21,819
   Average interest earned (2)                                            12.61  %                10.39  %

AUTO LOANS:
   Auto loans originated                                       $         18,287       $          17,148
   Auto loans sold                                                           --                      --
   Auto loans securitized                                                16,107                      --
   Total auto loans owned (4)                                            13,916                  17,673
   Total serviced auto loans (4)                                         22,033                  17,673
   Average auto loans owned (2)                                          11,917                  13,078
   Average serviced auto loans (2)                                       21,277                  13,078
   Average interest earned (2)                                            23.57  %                27.40  %

TOTAL LOANS:
   Total loans receivable (4)                                  $        189,532       $         126,458
   Total serviced loans (4)                                             309,073                 214,534
   Total serviced unguaranteed loans  (1)(3)(4)                         212,281                 130,705


----------------------------------------------------------------------------------------------------------------------------------

(1) Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are daily averages for all periods, except 1995 averages, which are computed using beginning and ending balances.
(3)         Excludes guaranteed portion of SBA Loans.
(4)         Period end.

OPERATING CASH FLOW

            As a result of selling its loans for cash in the whole loan market and as a result of selling more loans in the third quarter of 1998 than were originated in the same three months, the Company experienced a positive cash flow from operating activities in the third quarter of 1998. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be obtained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes"), senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from sale of SBA loan participations and whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized and subserviced loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables.

            The Company overcollateralizes loans as a credit enhancement on the mortgage securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company has determined to conduct its whole loan sales so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the second or third quarters of 1998 and has also determined to continue selling all loans on a whole-loan cash basis for the remainder of 1998, rather than securitizing such loans. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in the third quarter 1998, the Company implemented a correspondent-based loan origination strategy as a way to increase its wholesale production.

            The table below summarizes cash flows provided by and used in operating activities by quarter in 1998 and for the fourth quarter 1997, and the year ended December 31, 1997:


                                                     NINE MONTHS
                                                        ENDED
                                                 SEPTEMBER 30, 1998                  3RD QTR                2ND QTR
                                                                                      1998                    1998
                                              --------------------------       --------------------     -----------------
                                                                                                                  (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and
        excess cash flow from
        securitization trusts                  $            10,297        $             5,426        $             2,143
     Interest received                                      29,603                      9,369                     10,867
     Cash gain on sale of loans                             13,035                      5,056                      4,530
     Cash loan origination fees
        received                                            17,185                      7,343                      5,959
     Securitization hedge gains                                 38                         --                         --
     Other cash income                                       3,832                      1,267                      1,016
                                                  -----------------      ---------------------      ---------------------
          Total operating cash income                       73,990                     28,461                     24,515

OPERATING CASH EXPENSES:
     Securitization costs                                     (851)                        --                         --
     Securitization hedge losses                                --                         --                         --
     Cash operating expenses                               (79,725)                   (26,090)                   (24,882)
     Interest paid                                         (31,328)                   (12,559)                    (7,230)
     Taxes paid                                             (2,287)                      (820)                    (1,280)
                                                  -----------------      ---------------------      ---------------------

          Total operating cash expenses                   (114,191)                   (39,469)                   (33,392)

     CASH DEFICIT DUE TO OPERATING
           CASH INCOME AND EXPENSES                        (40,201)                   (11,008)                    (8,877)

CASH REVENUES TO CASH EXPENSES
   RATIO                                                       65%                        72%                        73%

OTHER CASH FLOWS:
     Cash provided by (used in) other
          payables and receivables                           2,466                      1,827                     (9,817)
     Cash used provided by (used in)
          loans held for sale                              (31,725)                    19,333                     14,982
                                                  -----------------      ---------------------      ---------------------

     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                 $           (69,460)       $            10,152        $            (3,712)
                                                  ================       =====================      =====================












                                                1ST QTR                YEAR ENDED               4TH QTR
                                                  1998                    1997                   1997
                                            -----------------       -----------------     --------------------
OPERATING CASH INCOME:
     Servicing fees received and
        excess cash flow from
        securitization trusts                $          2,728        $          3,687        $            651
     Interest received                                  9,367                  31,716                   8,042
     Cash gain on sale of loans                         3,449                  14,153                   2,306
     Cash loan origination fees
        received                                        3,883                  31,843                   7,277
     Securitization hedge gains                            38                      --                      --
     Other cash income                                  1,549                   1,875                   1,046
                                                --------------          --------------      ------------------
          Total operating cash income                  21,014                  83,274                  19,322

OPERATING CASH EXPENSES:
     Securitization costs                                (851)                 (3,646)                 (1,236)
     Securitization hedge losses                           --                  (2,125)                   (129)
     Cash operating expenses                          (28,753)                (81,594)                (27,086)
     Interest paid                                    (11,539)                (20,980)                 (5,186)
     Taxes paid                                          (187)                 (1,581)                   (469)
                                                --------------          --------------      ------------------

          Total operating cash expenses               (41,330)               (109,926)                (34,106)

     CASH DEFICIT DUE TO OPERATING
           CASH INCOME AND EXPENSES                   (20,316)                (26,652)                (14,784)

CASH REVENUES TO CASH EXPENSES
   RATIO                                                  51%                     76%                     57%

OTHER CASH FLOWS:
     Cash provided by (used in) other
          payables and receivables                     10,456                  (5,355)                    335
     Cash used provided by (used in)
          loans held for sale                         (66,040)               (114,282)                (30,595)
                                                --------------          --------------      ------------------

     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES               $        (75,900)       $       (146,289)       $        (45,044)
                                                ==============         ===============      ==================




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


                                                                 FOR THE NINE MONTHS                       FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                            ---------------------------------------     ---------------------------
                                                            1998                      1997                1998          1997
                                                            --------------     --------------------     -------------  ----------
Interest income                                                 42.7  %                   29.6  %          52.2  %          28.8  %
Servicing fee income                                            14.7                       6.8             13.1              7.8
Cash gain on sale of loans                                      18.8                      10.0             14.7              3.9
Non-cash gain on sale of loans                                   4.0                      27.5             (2.0)            35.1
Loan costs                                                      (7.5)                       --            (11.4)              --
Loan fee income                                                 22.1                      25.6             27.9             23.5
Other revenues                                                   5.2                       0.5              5.5              0.9
                                                            ---------                ---------          -------          --------
            Total revenues                                     100.0  %                  100.0  %         100.0  %         100.0  %
                                                            ========                 =========          =======          ========


Interest expense                                                41.0  %                   19.1  %          50.1  %          18.5  %
Provision for credit losses                                     15.3                       8.1             18.3              6.4
Fair value write-down of residual receivables                   20.6                        --             26.8               --
Salaries, wages and employee benefits                           67.8                      37.3             62.9             36.8
Business development costs                                      12.3                       5.6              9.9              5.2
Other general and administrative expenses                       32.0                      20.8             38.7             21.8
Income (loss) before income taxes, minority
    interest and extraordinary item                            (89.0)                      9.1           (106.7)            11.3
Provision (benefit) for income taxes                             5.9                      (2.3)             4.4             (1.0)
Minority interest in earnings (loss) of subsidiaries             0.1                      (0.2)             0.1               --
Extraordinary item-gain on extinguishment of debt               11.1                        --             38.9               --
                                                            ---------                ---------          -------          --------
            Net income (loss)                                  (83.7) %                   11.2  %         (72.1) %          12.3  %
                                                            =========               ==========         ========          ========


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

            The Company recognized a net loss of $57.9 million for the nine months ended September 30, 1998 as compared to net income of $9.8 million for the nine months ended September 30, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to the general and administrative expense structure and several unusual items in the first three quarters of 1998, which negatively impacted net income. These unusual items included, a $14.2 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools, and a $5.0 million loss on sale of lower quality second mortgage loans originated in 1997 and reserved in the first quarter of 1998. In addition, in the third quarter of 1998 a $5.3 million loss from a write-down on mortgage loans included in the held for sale portfolio was taken as a result of adjusting the portfolio carrying value to the estimated market value at September 30, 1998 based on current market conditions.

            Total revenues decreased $18.3 million, or 21%, to $69.2 million for the nine months ended September 30, 1998 from $87.5 million for the nine months ended September 30, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and decreases in non-cash gain on sale of loans as the Company did not complete a mortgage securitization in the second or third quarters of 1998. No mortgage loan securitizations are currently planned for the remainder of 1998, as the Company plans to sell its loans on a whole-loan, servicing-released basis for cash premiums. The decrease in non-cash gain on sale was partly offset by higher interest income and servicing income.

            Interest income increased $4.1 million, or 16%, to $30.0 million for the nine months ended September 30, 1998 from $25.9 million for the nine months ended September 30, 1997. Interest income earned by the Mortgage Loan Division (including intercompany interest income) increased $1.6 million, or 7.73%, to $22.3 million for the nine months ended September 30, 1998 from $20.7 million for the nine months ended September 30, 1997. This increase was due principally to the growth in the average outstanding customer loan portfolio in the Mortgage Loan Division, which increased $34.1 million, or 14.52%, to $268.8 million for the nine months ended September 30, 1998 from $234.7 million for the nine months ended September 30, 1997. The Mortgage Loan Division increases were primarily related to the first six months of 1998. In the third quarter of 1998, the Company began reducing the amount of loans held for sale. The Company plans to continue to reduce the amount of loans held for sale during the remainder of 1998 through whole-loan sales. The average interest rate earned by the Mortgage Loan Division adjusted for intercompany income for the nine months ended September 30, 1998 and 1997 was virtually unchanged at 10.7%. Interest income earned by the Small Business Loan Division increased $2.8 million, or 71.8%, to $6.7 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Small Business Loan Division, which increased $29.5 million, or 86.5%, to $63.6 million for the nine months ended September 30, 1998 from $34.1 million for the nine months ended September 30, 1997, reflecting the increased loan origination levels generated by that Division, and the fact that the Company retains the asset-based loans and mezzanine loans for investment purposes, rather than selling or securitizing these loans. Average interest earned by the Small Business Loan Division for the nine months ended September 30, 1998 was 14.15% as compared to 15.4% for the nine months ended September 30, 1997.

            Servicing income increased $4.2 million, or 70.0%, to $10.2 million for the nine months ended September 30, 1998 from $6.0 million for the nine months ended September 30, 1997. This increase was due principally to the securitization of mortgage loans throughout 1997 and in the first quarter of 1998, for which the Company retained servicing rights. Prior to 1997, the Mortgage Loan Division did not securitize its loans, therefore the serviced portfolio was just beginning to grow during 1997. The average serviced loan portfolio for the Mortgage Loan Division increased $449.2 million, or 133.5%, to $785.8 million for the nine months ended September 30, 1998 from $336.6 million for the nine months ended September 30, 1997.

            Cash gain on sale of loans increased $4.2 million, or 47.7%, to $13.0 million for the nine months ended September 30, 1998 from $8.8 million for the nine months ended September 30, 1997. The increase resulted principally from increased sales of mortgage loans in the first three quarters of 1998 due to the fact that the Company chose not to do a mortgage securitization in the second and third quarters of 1998. Mortgage Loans sold increased $159.7 million, or 49.0%, to $485.7 million for the nine months ended September 30, 1998 from $326.0 million for the nine months ended September 30, 1997. The weighted average gain on sale of Mortgage Loans was 2.7% for both the nine-month periods ended September 30, 1998 and 1997.

            Non-cash gain on sale of loans decreased $21.2 million, or 88.3%, to $2.8 million for the nine months ended September 30, 1998 from $24.0 million for the nine months ended September 30, 1997. The decrease in non-cash gain on sale of loans was due principally to the Company's decision not to do a mortgage securitization in the second and third quarters of 1998, in addition to a $5.3 million write-down in 1998 related to the lower of cost or market accounting for mortgage loans held for sale. The Mortgage Loan Division securitized $92.2 million in loans for the nine months ended September 30, 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.8%, net of expenses. Included in non-cash gain on sale is a loss of $5.3 million relating to a write-down on mortgage loans. The Mortgage Loan Division securitized $329.9 million in loans for the nine months ended September 30, 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 7.3%, net of expenses. The non-cash gain as a percentage of loans securitized was higher for the nine months ended September 30, 1998 as the result of reduced overcollateralization requirements on the 1998 first quarter securitization transaction compared to the Company's initial mortgage loan securitization completed in the first quarter of 1997.

            Beginning in the fourth quarter of 1997, when the Company began to increase the loan portfolio and not to sell a substantial portion of all loans that were originated, the Company became subject to Statement of Financial Standards 91 that does not apply to mortgage bankers. This accounting standard requires that the cost to originate loans be capitalized and not shown as a period cost, but be amortized over the life of the loans. Any unamortized costs are recognized at the time the loan is sold. During the nine months ended September 30, 1998, the Company capitalized $5.3 million of general and administrative expenses and recognized $5.2 million of cost as part of the gain on sale transaction at the time the loans were sold.

            Loan fees decreased $6.8 million, or 30.8%, to $15.3 million for the nine months ended September 30, 1998 from $22.1 million for the nine months ended September 30, 1997. Loan fees received as a percentage of retail production for the nine months ended September 30, 1998 were 4.65% as compared to 4.96% for the nine months ended September 30, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

            Other revenues increased $2.7 million to $3.5 million for the nine months ended September 30, 1998 from $761,000 for the nine months ended September 30, 1997. Other revenues are comprised principally of insurance commissions, underwriting fees and management fees. The increase of other revenues resulted principally from the increased value of securities owned relating to the commercial mezzanine lending operation in the amount of approximately $500,000 and higher underwriting fees received in 1998 on brokered loans.

            Total expenses increased $51.2 million, or 64.4%, to $130.7 million for the nine months ended September 30, 1998 from $79.5 million for the nine months ended September 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, fair value write-down of residual receivables, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operations during 1997 with the opening of the Greenville office in the first quarter and the opening of the Houston office in the fourth quarter. However, management has reduced general and administrative expenses during 1998 from an average of $9.9 million per month in the first quarter of 1998, to $8.6 million per month in the second quarter of 1998, to $7.4 in the third quarter of 1998. Management expects fourth quarter general and administrative expenses before anticipated restructuring charges and expenses on sold business units to be lower than the third quarter, mainly as a result of the sale of selected business units. Expenses should be further reduced in the first quarter 1999 after the personnel reductions and restructuring initiated in November becomes fully implemented.

            Interest expense increased $11.6 million, or 69.5%, to $28.3 million for the nine months ended September 30, 1998 from $16.7 million for the nine months ended September 30, 1997. The increase in interest expense was due principally to additional borrowings by the Mortgage Loan Division associated with an increase in the Company's average loan portfolio, the offering of the Company's Senior Notes and the higher borrowing levels that were required to fund the Company's operating loss in 1998. In September 1997, the Company completed the $125.0 million offering of the Company's Senior Notes with interest payable at 10.75%. For the nine months ended September 30, 1998, the Company incurred interest expense of approximately $10.5 million related to the Senior Notes. Interest expense in the Mortgage Loan Division increased to $19.8 million for the nine months ended September 30, 1998 from $14.7 million for the nine months ended September 30, 1997. Average borrowings attributable to the Mortgage Loan Division, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, decreased to $262.4 million for the nine months ended September 30, 1998 from $272.1 million for the nine months ended September 30, 1997. The decrease in borrowing by the Mortgage Division resulted from increased intercompany borrowing associated with the offering of the Company's Senior Notes.

            Provision for credit losses increased $3.5 million, or 49.3%, to $10.6 million for the nine months ended September 30, 1998 from $7.1 million for the nine months ended September 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans, including delinquent loans purchased out of the mortgage securitizations, which totaled $6.1 million for the nine months ended September 30, 1998.

            As the result of higher than anticipated prepayments, the Company, in the second quarter of 1998, modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 25 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR and modified the estimated prepayment speeds on its 1995-1 small business loan securitization transaction to peak at 25 CPR, up from the previous prepayment speeds of 15 CPR. This resulted in a write-down of residual receivables of $8.9 million in the second quarter 1998. No such write-down was necessary in the first nine months of 1997. Due to actual loan prepayments remaining at higher levels than anticipated in the third quarter 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 CPR, up from the previous prepayment speeds of 25 CPR estimated at the end of the second quarter. This, along with higher prepayments in the small business loan securitizations, resulted in the recognition of a write-down of residual receivables of $5.3 million in the third quarter 1998.

            General and administrative expense increased $21.9 million, or 39.3%, to $77.6 million for the nine months ended September 30, 1998 from $55.7 million for the nine months ended September 30, 1997. This is a result primarily from the increased personnel costs in the Mortgage Loan Division due to the expansion in 1997 and early 1998 of the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail regional operating centers in Greenville (first quarter of 1997) and Houston (fourth quarter of 1997). Salaries, wages and employee benefits increased $4.7 million, or 14.42%, to $37.3 million for the nine months ended September 30, 1998 from $32.6 million for the nine months ended September 30, 1997. The higher general and administrative expenses were also the result of expenditures associated with an anticipated higher level of production volume planned for in 1998, which has not occurred. The Company's volume continues to lag behind expectations.

            The Company has recorded current income tax expense of $4.1 million for the nine months ended September 30, 1998, even though overall the Company generated a pre-tax loss for the nine months ended

September 30, 1998. The Company has not recorded a deferred tax benefit related to the current loss due to management's assessment of the recoverability of the related deferred tax asset. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

            The Company recognized a net loss of $14.3 million for the three months ended September 30, 1998 as compared to net income of $4.6 million for the three months ended September 30, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to general and administrative expense structure, and several non-recurring or unusual items in the third quarter of 1998, that negatively impacted net income. These non-recurring or unusual items included, among other things, a $5.3 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools and a $4.0 million loss resulting from the mark-to-market adjustment on the Company's loans due to anticipated price compression in the whole loan sale market as a result of the turmoil being experienced by the industry.

            Total revenues decreased $17.8 million, or 47.3%, to $19.8 million for the three months ended September 30, 1998 from $37.6 million for the three months ended September 30, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and lower non-cash gain on sale of loans as a result of no loan securitization transaction being completed in the third quarter of 1998. No mortgage loan securitizations are currently planned for the remainder of 1998, as the Company plans to sell its loans on a whole-loan servicing-released basis for cash premiums.

            Interest income decreased $480,000, or 4.44%, to $10.3 million for the three months ended September 30, 1998 from $10.8 million for the three months ended September 30, 1997. Interest income earned by the Mortgage Loan Division decreased $600,000, or 7.14%, to $7.8 million for the three months ended September 30, 1998 from $8.4 million for the three months ended September 30, 1997. This decline was due principally to the reduction in the average outstanding loan portfolio in the Mortgage Loan Division, which decreased $3.1 million, or 1.52%, to $201.1 million for the three months ended September 30, 1998 from $204.2 million for the three months ended September 30, 1997. The Company plans to reduce the amount of loans held for sale during the remainder of 1998 through whole-loan sales. The average interest rate earned by the Mortgage Loan Division for the three months ended September 30, 1998 was 11.2% as compared to 13.5% for the three months ended September 30, 1997. Interest income earned by the Small Business Loan Division increased $1.0 million, or 55.56%, to $2.8 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. This increase was due principally to the growth in the average outstanding loan portfolio in the Small Business Loan Division, which increased $32.1 million, or 58.47%, to $87.0 million for the three months ended September 30, 1998 from $54.9 million for the three months ended September 30, 1997, reflecting the increased loan origination levels generated by that Division, and the fact that the Company retains the asset-based loans and mezzanine loans for investment purposes, rather than selling or securitizing these loans. The average interest rate earned by the Small Business Loan Division for the three months ended September 30, 1998 was 17.4% as compared to 21.7% for the three months ended September 30, 1997.

            Servicing income decreased $323,000, or 11.14%, to $2.6 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997. The decrease was due primarily from the increased amortization of the residual assets that resulted from the anticipated shorter lives of the related assets.

            Cash gain on sale of loans increased $1.4 million, or 93.33%, to $2.9 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997. The increase resulted principally from increased mortgage loan sales. Mortgage loans sold increased $24.6 million, or 14.68%, to $192.2 million for the three months ended September 30, 1998 from $167.6 million for the three months ended September 30, 1997. The weighted average gain on sale of mortgage loans increased to 0.82% for the three months ended September 30, 1998 from 0.44% for the three months ended September 30, 1997.

            Non-cash gain (loss) on sale of loans decreased $13.6 million to a negative $396,000 for the three months ended September 30, 1998 from $13.2 million for the three months ended September 30, 1997. The decrease in non-cash gain on sale of loans was due to the Company's decision not to complete a mortgage securitization in the third quarter of 1998 and an additional $396,000 mark-to-market write-down. The Mortgage Loan Division securitized $131.1 million in loans in the second quarter of 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 10.1%, net of expenses.

            Beginning in the fourth quarter of 1997, when the Company began to increase the loan portfolio and not to sell a substantial portion of all loans that were originated, the Company became subject to Statement of Financial Standards 91 that does not apply to mortgage bankers. This accounting standard requires that the cost to originate loans be capitalized and not shown as a period cost, but be amortized over the life of the loans. Any unamortized costs are recognized at the time the loan is sold. During the three months ended September 30, 1998, the Company capitalized $1.8 million of general and administrative expenses and at the time the loans were sold, recognized $2.3 million of cost as part of the gain on sale transaction.

            Loan fees decreased $3.4 million to $5.5 million for the three months ended September 30, 1998 from $8.9 million for the three months ended September 30, 1997. Loan fees received as a percentage of retail production for the three months ended September 30, 1998 were 4.46% as compared to 4.73% for the three months ended September 30, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

            Other revenues increased $764,000 to $1.1 million for the three months ended September 30, 1998 from $328,000 for the three months ended September 30, 1997. Other revenues are comprised principally of insurance commissions, underwriting fees and management fees. The increase of other revenues resulted principally from higher underwriting fees received in 1998 on brokered loans.

            Total expenses increased $7.7 million, or 23.1%, to $41.0 million for the three months ended September 30, 1998 from $33.3 million for the three months ended September 30, 1997. Total expenses are comprised of interest expense, provision for credit losses, fair value write-down of residual receivables, salaries, wages and employee benefits, business development, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operations with the addition of the Houston Regional Operating Center in the fourth quarter 1997. However, management has reduced general and administrative expenses during 1998 from an average of $9.9 million per month in the first quarter of 1998, to $8.6 million per month in the second quarter of 1998, to $7.4 million in the third quarter of 1998. Management expects fourth quarter general and administrative expenses before anticipated restructuring charges and expenses on sold business units to be lower than the third quarter, mainly as a result of the sale of selected business units.

            Interest expense increased $3.0 million, or 43.48%, to $10.0 million for the three months ended September 30, 1998 from $7.0 million for the three months ended September 30, 1997. The increase in interest expense was due principally to the higher interest cost on the Company's Senior Notes and the higher borrowing level that were required to fund the Company's operating loss in 1998. In September 1997, the Company completed the $125.0 million offering of the Company's Senior Notes with interest payable at 10.75%. For the three months ended September 30, 1998, the Company incurred interest expense of $3.4 million related to the Senior Notes. Interest expense in the Mortgage Loan Division increased to $6.6 million for the three months ended September 30, 1998 from $5.8 million for the three months ended September 30, 1997. Average borrowings attributable to the Mortgage Loan Division, both under its revolving warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $500,000 or 0.2%, to $227.6 million for the three months ended September 30, 1998 from $227.1 million for the three months ended September 30, 1997.

            Provision for credit losses increased $1.2 million, or 50%, to $3.6 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans, including delinquent loans purchased out of the mortgage securitizations, which totaled $2.6 million for the three months ended September 30, 1998.

            As a result of actual loan prepayments remaining at higher levels than anticipated in the third quarter 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 CPR, up from the previous prepayment speeds of 25 CPR estimated at the end of the second quarter. This, along with higher prepayments in the small business loan securitizations, resulted in the recognition of a write-down of residual receivables of $5.3 million in the third quarter 1998.

            General and administrative expense decreased $1.9 million, or 7.9%, to $22.1 million for the three months ended September 30, 1998 from $24.0 million for the three months ended September 30, 1997. This resulted primarily from the decreased personnel costs in the Mortgage Loan Division. During 1997, the Company experienced additional general and administrative expense each quarter as the Company expanded. However, when production volume declined in the fourth quarter of 1997 and continued to decline in the first quarter of 1998, the Company began a strategic plan in 1998 to reduce the general and administrative expense to be more in line with anticipated production levels. Salaries, wages and employee benefits decreased $1.3 million, or 9.42%, to $12.5 million for the three months ended September 30, 1998 from $13.8 million for the three months ended September 30, 1997. The Company's volume continues to lag behind expectations.

            The Company has recorded current income tax expense of $865,000 for the three months ended September 30, 1998, even though overall the Company generated a pre-tax loss for the three months ended September 30, 1998. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

FINANCIAL CONDITION

            Net loans receivable decreased $18.4 million to $270.0 million at September 30, 1998 from $288.4 million at December 31, 1997. The residual receivables were $63.2 million at September 30, 1998, and at December 31, 1997. This resulted primarily from the amortization of the residual asset and the write-downs as a result of higher than anticipated prepayments approximating the amount of retention of the residual interest certificates in the Company's mortgage loan securitization completed in the first quarter of 1998.

            The primary reason for the $3.1 million reduction in other receivables is that the Company had a $3.0 million receivable at December 31, 1998 related to "unwinding" the Automobile Division securitization that was received in January 1998.

            Net property and equipment increased by $4.9 million to $23.0 million at September 30, 1998, from $18.1 million at December 31, 1997. This relates primarily to the cost to renovate the new corporate office building, and approximately $1.6 million of computer software cost that was classified as other assets at December 31, 1997 since the software had not been implemented in 1997. Also included in other assets at December 31, 1997 was $1.1 million of pre-funded payroll expense. Due to the holidays, the cash required for the first payroll in 1998 was pre-funded.

            Real estate and personal property acquired in foreclosure increased $1.9 million while debt origination costs increased $1.9 million. The primary reason for the higher debt origination costs relates to the $2.0 million fee on the Mortgage Division's $200.0 million line of credit that was obtained on June 30, 1998.

            The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes). At September 30, 1998, the Company had debt outstanding under revolving warehouse lines of credit to banks of $148.0 million, which compares with $77.6 million at December 31, 1997, for an increase of $70.4 million. During the second quarter of 1998, the Company obtained a three-year $200 million revolving warehouse line of credit that was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. At September 30, 1998, the Company had $138.1 million of CII Notes outstanding, which compares with $134.3 million at December 31, 1997, for an increase of $3.8 million.

            In the third quarter of 1998, the Company purchased $16.8 million face amount of its Senior Notes for a purchase price of $8.5 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash available, market conditions, and other factors.

            Total shareholders' equity at September 30, 1998 was $5.7 million, which compares to $63.4 million at December 31, 1997, a decrease of $57.7 million. This decrease resulted principally from a net loss of $57.9 million for the nine months ended September 30, 1998.

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

                                           AT AND FOR THE       AT AND FOR THE
                                            NINE MONTHS          THREE MONTHS                   AT AND FOR THE YEARS ENDED
                                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,                       DECEMBER 31,
                                        -----------------     -----------------      ---------------------------------------------
                                                         1998                             1997                 1996           1995
                                        ---------------------------------------      ----------------  ---------------   ----------
                                                                             (IN THOUSANDS)

Allowance for credit losses at
   beginning of period                     $       6,528        $        8,385      $       3,084    $       1,874     $     1,730

Net charge-offs                                   (6,060)               (2,225)            (5,166)          (2,494)         (1,563)
Provision charged to expense                      10,578                 3,639             10,030            5,416           2,480
Reversal of allowance on auto
   loans sold                                     (1,247)                   --                 --               --              --
Securitization transfers                              --                    --             (1,420)          (1,712)          (773)
                                           --------------       ---------------      -------------    -------------     ------------

Allowance for credit losses at
   end of the period                       $       9,799        $        9,799      $       6,528    $       3,084     $     1,874
                                          ===============       ===============     ==============   =============     ============


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

                                                 AT AND FOR THE       AT AND FOR THE
                                                   NINE MONTHS         THREE MONTHS                AT AND FOR THE YEARS ENDED
                                               ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,                    DECEMBER 31,
                                               -------------------  -------------------  ------------------------------------------
                                                             1998                                1997           1996         1995
                                               ----------------------------------------       ----------      ---------    --------
                                                                                        (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning of period         $ 14,255            $  12,861              $  1,202        $   773        $   --
Net charge-offs                                         (638)                (624)               (1,645)        (1,283)           --
Change in anticipated losses embedded in
   securitization gain model                          (3,091)              (1,711)               13,278             --            --
Allowance transferred from owned portfolio                --                   --                 1,420          1,712           773
                                                  -----------           ----------           -----------     ----------    ---------
Allowance for losses at the end of the period       $ 10,526            $  10,526              $ 14,255        $ 1,202        $  773
                                                  ===========           ==========           ===========     ==========    =========


SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON SERVICED PORTFOLIO

            The table below summarizes the Company's allowance for credit losses with respect to the Company's total serviced portfolio (including both owned and securitized loan pools) for each of the periods indicated.

                                                                         AT AND FOR THE
                                                       AT AND FOR THE     THREE MONTHS
                                                      NINE MONTHS ENDED       ENDED                AT AND FOR THE YEARS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,                   DECEMBER 31,
                                                      ---------------------------------      -------------------------------------
                                                                     1998                      1997           1996         1995
                                                      ---------------------------------      ---------     ----------   ----------
                                                                                             (IN THOUSANDS)
Allowance for credit losses at beginning of period         $ 20,783        $ 21,246          $  4,286        $ 2,647      $ 1,730

Reversal of allowance on auto loans sold                     (1,247)            --                --             --           --
Net charge-offs                                              (6,698)         (3,041)           (6,811)        (3,777)      (1,563)
Provision charged to expense                                 10,578           3,831            10,030          5,416        2,480
Change in anticipated losses embedded in
   Securitization gain model                                 (3,091)         (1,711)           13,278             --           --
                                                          ----------     -----------       -----------      ---------    ---------
Allowance for credit losses at the end of the period       $ 20,325        $ 20,325          $ 20,783        $ 4,286      $  2,647
                                                          ==========     ===========       ============     =========    =========

Allowance as a % of total serviced portfolio                   2.60%           2.60%             2.60%          2.02%        2.03%
Annualized net charge-offs as a % of average serviced
   Portfolio                                                   1.01%           1.46%             1.38%          2.47%        1.43%

Thetotal allowance for credit losses as shown on the Balance sheet is as follows:

Allowance for credit losses on loans                       $  9,799        $  9,799         $   6,528        $ 3,084     $  1,874
Allowance for credit losses on residual receivables          10,526          10,526            14,255          1,202          773
                                                          ==========     ===========       ==========       ========     =========

Total allowance for credit losses                          $ 20,325        $ 20,325         $  20,783        $ 4,286      $ 2,647
                                                          ==========     ===========       ==========       ========    =========


            The following table sets forth the Company's allowance for credit losses on the serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.



                                                                 AT AND FOR THE   AT AND FOR THE
                                                                  NINE MONTHS       THREE MONTHS
                                                                ENDED SEPTEMBER   ENDED SEPTEMBER      AT AND FOR THE YEARS ENDED
                                                                       30,              30,                    DECEMBER 31,
                                                                ---------------      ---------       -------------------------------
                                                                     1998              1998             1997      1996       1995
                                                                 -----------          -------          ------    ------     ------
ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED LOANS (1):
            Mortgage Loan Division                                   2.16%             2.16%            1.98%     0.80%      0.93%
            Small Business Loan Division                             5.18              5.18             6.76      3.84       4.50
            Auto Loan Division                                         --                --             7.58      6.45       4.03
                 Total allowance for credit losses
                         as a % of serviced loans                    2.60              2.60             2.60      2.02       2.03

NET CHARGE-OFFS AS A % OF AVERAGE SERVICED LOANS (2):
            Mortgage Loan Division                                   0.78              1.11             0.32      0.81       1.04
            Small Business Loan Division                             1.91              3.85             2.74      2.71       1.43
            Auto Loan Division                                      10.57                --            17.17      9.65       3.68
                 Total net charge-offs as a  % of  total
                           serviced loans                            1.01              1.46             1.38      2.47       1.43

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF
   SERVICED LOANS (1):
            Mortgage Loan Division                                  14.86             14.86             8.00      7.26      14.43
            Small Business Loan Division                             4.00              4.00             4.17      7.92       9.69
            Auto Loan Division                                         --                --             9.41     17.09      12.83
                 Total loans receivable past due 30 days
                           or more as a % of total
                           serviced loans                           13.34             13.34             7.66      8.41      13.31

TOTAL ALLOWANCE FOR CREDIT LOSSES AS A % OF SERVICED
     LOANS PAST DUE 90 DAYS OR MORE (1)                             41.15             41.15            94.33     88.71      73.21

(1) For purposes of these calculations, serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

(2) Average serviced loans are daily averages for all periods, except 1995 averages, which are computed using beginning and ending balances.

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

            The following sets forth delinquencies as a percentage of the total serviced portfolio for the periods indicated.

                                         SEPTEMBER 30,    JUNE 30,          MARCH 31,           DECEMBER 31,          DECEMBER 31,
                                            1998           1998               1998                 1997                  1996
                                        -------------   -----------       -------------         -----------          ---------------
                                                                             (Dollars in thousands)
                                        --------------------------------------------------------------------------------------------

Loans past due 30-59 days                 $ 37,965      $  34,702           $ 34,115              $ 29,174            $  8,412
As a % of total serviced portfolio            4.86%          4.07%              3.73  %               3.65%               3.96%

Loans past due 60-89 days                 $ 16,941      $  13,076           $ 11,527              $ 10,009            $  2,789
As a % of total serviced portfolio            2.16%          1.53%              1.26  %               1.25%               1.31%

Loans past due 90+ days                   $ 49,508      $  38,556           $ 31,934              $ 22,147            $  6,662
As a % of total serviced portfolio            6.32%          4.52%              3.49  %               2.76%               3.14%

Total loans past due                      $104,414      $  86,334           $ 77,576              $ 61,330            $ 17,863
As a % of total serviced portfolio           13.34%         10.12%              8.48  %               7.66%               8.41%


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

                                    CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------
      MONTHS FROM
    POOL INCEPTION            1997-1                1997-2               1997-3               1997-4              1998-1
--------------------------------------------------------------------------------------------------------------------------
           1                $ 77,435,632        $ 120,860,326        $ 130,917,899        $ 118,585,860      $ 62,726,105
           2                  77,045,312          120,119,653          169,093,916          118,061,792        62,300,302
           3                  76,709,417          119,364,510          168,182,957          148,291,146        61,609,815
           4                  75,889,160          118,965,905          166,783,489          146,880,279        60,768,433
           5                  75,395,969          117,236,893          165,608,534          145,775,696        59,347,948
           6                  74,630,019          115,870,168          164,084,260          144,465,651        58,739,309
           7                  73,149,957          113,537,447          161,880,416          143,048,555        57,829,352
           8                  72,261,386          112,100,397          158,220,175          140,482,698
           9                  71,342,842          110,468,401          155,854,981          137,318,432
          10                  70,195,198          107,887,242          153,193,421          134,991,772
          11                  68,981,147          105,138,088          148,382,102
          12                  67,149,553          102,142,062          144,556,568
          13                  65,705,603           98,876,084          140,265,621
          14                  63,210,889           95,394,444
          15                  60,052,314           92,501,939
          16                  58,133,496           89,402,897
          17                  56,900,372
          18                  55,154,969
          19                  50,852,179



                                    DELINQUENCIES > 30 DAYS PAST DUE (1)
-------------------------------------------------------------------------------------------------------------------------------
      MONTHS FROM
    POOL INCEPTION                    1997-1               1997-2               1997-3               1997-4            1998-1
-------------------------------------------------------------------------------------------------------------------------------
           1                        $     --             $ 515,954            $ 609,201            $ 402,972         $   44,600
           2                        1,499,056            1,631,017            2,042,757            2,132,028          1,223,964
           3                          858,311            3,930,423            4,498,266            5,049,035          2,013,525
           4                        3,760,775            5,399,570            8,546,414            7,290,097          3,872,739
           5                        5,220,385            7,293,855           12,337,604           10,290,987          3,825,651
           6                        5,849,574            9,790,731           13,432,454           13,459,369          5,199,587
           7                        6,777,961           11,933,526           15,076,729           12,375,957          6,248,301
           8                        8,078,783           12,484,893           17,687,496           13,861,088
           9                        8,475,207           12,471,739           17,881,539           16,777,959
          10                        9,911,115           11,222,005           16,148,887           19,050,239
          11                       10,630,824           12,421,169           18,929,917
          12                        9,169,743           14,055,100           21,295,026
          13                        9,372,949           12,095,456           22,303,472
          14                       10,605,203           12,674,148
          15                        9,401,614           14,212,157
          16                        7,957,382           14,386,886
          17                        8,227,263
          18                        8,708,963
          19                        7,349,210


                              DELINQUENCIES > 30 DAYS PAST DUE (1) AS A PERCENT OF CURRENT BALANCE
------------------------------------------------------------------------------------------------------------------------------------
    MONTHS FROM
  POOL INCEPTION          1997-1            1997-2             1997-3               1997-4              1998-1            AVERAGE
------------------------------------------------------------------------------------------------------------------------------------
         1                0.00%             0.43%                0.47%                0.34%              0.07%             0.26%
         2                1.94%             1.36%                1.21%                1.81%              1.96%             1.66%
         3                1.12%             3.29%                2.67%                3.40%              3.27%             2.75%
         4                4.96%             4.54%                5.12%                4.96%              6.37%             5.19%
         5                6.92%             6.22%                7.45%                7.06%              6.45%             6.82%
         6                7.84%             8.45%                8.19%                9.32%              8.85%             8.53%
         7                9.27%            10.51%                9.31%                8.70%             10.80%             9.72%
         8               11.18%            11.14%               11.22%                9.87%                               10.85%
         9               11.88%            11.29%               11.61%               12.22%                               11.75%
        10               14.12%            10.40%               10.89%               14.11%                               12.38%
        11               15.41%            11.81%               12.76%                                                    13.33%
        12               13.66%            14.24%               14.73%                                                    14.21%
        13               14.27%            13.08%               15.90%                                                    14.42%
        14               16.78%            13.29%                                                                         15.04%
        15               15.66%            15.36%                                                                         15.51%
        16               13.98%            16.09%                                                                         15.04%
        17               14.46%                                                                                           14.46%
        18               15.79%                                                                                           15.79%
        19               14.45%                                                                                           14.45%


(1) Includes real estate foreclosures held for sale, and loans in process of foreclosure.
                                       38

            The following sets forth the static pool analysis for delinquencies by quarter in the Small Business Loan Division's securitized pools.

                                                   CURRENT PRINCIPAL BALANCE
         ---------------------------------------------------------------------------------------------------------------
                           MONTHS FROM
                         POOL INCEPTION                        1995-1            1996-1              1997-1
         ---------------------------------------------------------------------------------------------------------------
                                1                            16,728,904        12,835,117           19,635,971
                                4                            16,293,396        17,198,763           20,655,808
                                7                            15,292,515        17,128,785           19,881,542
                               10                            14,816,770        16,850,017           19,548,717
                               13                            14,147,481        15,768,712
                               16                            13,214,217        15,411,337
                               19                            11,685,931        14,669,588
                               22                            11,367,569        13,889,117
                               25                            10,932,915
                               28                            10,043,467
                               31                             9,263,383
                               34                             8,597,644
                               37                             7,607,622
                               40                             6,819,078

                                                DELINQUENCIES > 30 DAYS PAST DUE
         ---------------------------------------------------------------------------------------------------------------
                           MONTHS FROM
                         POOL INCEPTION                                   1995-1            1996-1              1997-1
         ---------------------------------------------------------------------------------------------------------------
                                1                                         388,110            69,463             474,946
                                4                                       1,504,537           320,625             366,470
                                7                                       1,230,648         2,275,021             366,951
                               10                                       1,160,321         1,602,343             941,122
                               13                                       1,399,070         1,058,535
                               16                                       1,198,855           396,230
                               19                                         999,427         1,324,533
                               22                                         791,103         1,277,199
                               25                                         582,389
                               28                                         349,993
                               31                                         383,049
                               34                                         388,510
                               37                                         220,728
                               40                                         660,797

                                DELINQUENCIES > 30 DAYS PAST DUE AS A % OF CURRENT BALANCE
   ----------------------------------------------------------------------------------------------------------------------------
               MONTHS FROM
             POOL INCEPTION                          1995-1                 1996-1              1997-1             AVERAGE
   ----------------------------------------------------------------------------------------------------------------------------
                    1                                2.32%                   0.54%                2.42%              1.76%
                    4                                9.23%                   1.86%                1.77%              4.29%
                    7                                8.05%                  13.28%                1.85%              7.72%
                   10                                7.83%                   9.51%                4.81%              7.38%
                   13                                9.89%                   6.71%                                   8.30%
                   16                                9.07%                   2.57%                                   5.82%
                   19                                8.55%                   9.03%                                   8.79%
                   22                                6.96%                   9.20%                                   8.08%
                   25                                5.33%                                                           5.33%
                   28                                3.48%                                                           3.48%
                   31                                4.14%                                                           4.14%
                   34                                4.52%                                                           4.52%
                   37                                2.90%                                                           2.90%
                   40                                9.69%                                                           9.69%

      Actual Historical Cumulative
            Prepayment Speed                        15 CPR                  12 CPR                9 CPR

LIQUIDITY AND CAPITAL RESOURCES

               The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. The ability to access these sources has been suppressed recently as capital markets have moved toward a more risk adverse environment. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, expansion activities and capital expenditures. The Company's traditional sources of liquidity are proceeds from the sales of the loans it originates and purchases, proceeds from the sale of CII Notes, borrowings under the Credit Facilities, principal and interest received from borrowers, loan fees received from borrowers, and receipt of excess spread on securitization transactions. In addition to traditional sources of liquidity, the Company anticipates receiving $96 million in the fourth quarter from the sale of the majority of the assets of the Small Business Loan Division, before paying transaction costs and escrowing $5 million in holdbacks in the purchase price. Approximately $41 million will be used to reduce credit lines employed by the Small Business Loan Division. Remaining funds in the amount of approximately $45 million will be an additional source of funds for mortgage lending operations. The Company may also receive additional proceeds within 30 days to adjust the "initial" purchase price, which was based on the September 30, 1998 balance sheet, to the "final" purchase price, which is based on the balance sheet as of the closing date, November 13, 1998. These additional proceeds may be approximately $7 million. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

            Shareholders' equity decreased to $5.7 million at September 30, 1998 from $63.4 million at December 31, 1997. This decrease resulted from the net losses incurred by the Company in the first nine months of 1998.

            Cash and cash equivalents were $25.8 million at September 30, 1998 and $7.6 million at December 31, 1997. Cash used in operating activities decreased to $69.5 million for the nine months ended September 30, 1998, from $101.2 million for the nine months ended September 30, 1997. Cash provided by investing activities increased to $22.4 million for the nine months ended September 30, 1998, from cash used in investing activities of $12.5 million for the nine months ended September 30, 1997. Cash provided by financing activities decreased to $65.3 million for the nine months ended September 30, 1998, compared to cash provided by financing activities of $113.7 million for the nine months ended September 30, 1997. The decrease in cash used in operations was due principally to the increase in whole-loan sales during the first three quarters of 1998 as compared to the first three quarters of 1997, offset somewhat by the significant net loss for the nine months ended September 30, 1998, as compared to net income for the nine months ended September 30, 1997. The increase in cash provided by investing activities was principally due to increased collections on loans not sold. The decrease in cash provided by financing activities was due to receiving $120.6 million in proceeds from issuance of senior unsecured debt in September of 1997 partly offset by a $70.4 million net increase in warehouse lines in 1998 versus a net decrease of $24.1 million in 1997.

            At September 30, 1998, the Company's credit facilities ("Credit Facilities") were comprised principally of a revolving warehouse credit facility of $200 million (the "Mortgage Loan Division Facility") and warehouse credit facilities of $70.0 million for the Small Business Loan Division (the "Small Business Loan Division Facility"). The Mortgage Loan Division Facility was obtained on June 30, 1998, and was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. Based on the borrowing base limitations contained in the Credit Facilities, at September 30, 1998, the Company had aggregate outstanding borrowings of $89.6 million and aggregate borrowing availability of $3.3 million under the Mortgage Loan Division Facility and aggregate outstanding borrowings of $58.4 million and aggregate borrowing availability of $8.0 million under the Small Business Loan Division Facility. Total Company borrowings and availability at September 30, 1998 under the Credit Facilities were $148.0 million and $11.3 million, respectively. The Mortgage Loan Division Facility bears interest at prime plus 0.50% with an option to convert to LIBOR plus 2.50% and matures on June 30, 2001. The Small Business Loan Division Facility bears interest at the prime rate and matures on December 29, 2000.

            The Mortgage Loan Division Facility contains a requirement to maintain a minimum specified amount of investor savings notes to be held by Carolina Investors, Inc, a requirement for audited financial statements from a national auditing firm, and limitations on certain intercompany transactions. While the Company believes it is in compliance with the covenants of its debt agreement, it is currently in discussions with its bank regarding whether or not its auditors, Elliott, Davis & Company qualifies as a national auditing firm, and whether or not any provisions were violated when the Company repurchased some of its Senior Notes. The Small Business Loan Division Facility contains a number of financial covenants, including, but not limited to, covenants with respect to certain debt to equity, tangible net worth, and interest coverage ratios. These required financial ratios are calculated on the Small Business Loan Division financial statements. The agreements contain no consolidated financial statement covenants. The Credit Facilities also contain certain other covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and certain other distributions (including dividends and distributions from the subsidiaries to the Company), making intercompany loans, making payments with respect to certain subordinated debt, and making certain changes to its equity capital structure. The Mortgage Loan Division Facility prohibits HomeGold, Inc., and in certain circumstances Carolina Investors, Inc., from paying dividends or making distributions to the Company in excess of 50% of such subsidiaries' cumulative net income as determined for the most recent four consecutive completed fiscal quarters on a cumulative rolling basis or if an event of default exists at the time of, or after giving effect to, the dividend or distribution. The majority of the credit facilities in the Small Business Loan Credit Facility contain provisions prohibiting subsidiaries of the Company party to the included credit facilities from paying dividends, or making distributions to the Company (unless such provisions are waived by the lender). At September 30, 1998, management believes the Company was in compliance with such restrictive covenants.

            Upon completion of the sale of the assets of the small business loan division, the $70.0 million Small Business Loan Division warehouse credit facility will be paid in full and terminated. It is also anticipated that after completing the sale of the Small Business Loan Division that the Mortgage Loan Division revolving warehouse credit facility may be reduced by approximately $50.0 million to $100.0 million.

            During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At September 30, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's senior notes and is senior to CII's subordinated debentures.

            In the third quarter of 1998, the Company purchased $16.8 million face amount of its Senior Notes for a purchase price of $8.5 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash available, market conditions, and other factors.

            CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is exempt from Federal registration under the Federal intrastate exemption. CII conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At September 30, 1998, CII had an aggregate of $120.3 million of senior notes outstanding bearing a weighted average interest rate of 7.44%, and an aggregate of $17.8 million of subordinated debentures bearing a weighted average interest rate of 5.00%. The senior notes and subordinated debentures are subordinate in priority to CII's obligations under the Mortgage Loan Division Credit Facility. Substantially all of the CII Notes have one-year maturities.

LOAN SALES AND SECURITIZATIONS

            The Company offers for sale or securitization substantially all of its loans other than those loans designated as held for investment purposes. The Company offers for sale on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens and loans originated through "Strategic Alliance Mortgage Bankers", and all of its SBA Loan Participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien Mortgage Loans. However, no assurance can be given that these loans can be successfully sold. To the extent that the loans are not sold, the Company retains the risk of loss. At September 30, 1998 and December 31, 1997, the Company had retained $44.4 million and $69.8 million, respectively, of second mortgage loans on its balance sheet. These loans contain substantially higher credit risk than Mortgage Loans secured by first liens. During the first nine months of 1998 and 1997, the Company sold $485.7 million and $326.0 million, respectively, of Mortgage Loans and $42.9 million and $27.4 million, respectively, of SBA Loan Participations.

            Beginning in 1997, on a quarterly basis, the Company securitized substantial amounts of its Mortgage Loans, totaling $579.8 million through September 30, 1998. The Company did not complete a mortgage securitization in the second or third quarters of 1998 and is planning to continue to sell loans on a whole-loan cash basis for the remainder of 1998 rather than engage in a securitization transaction. Since 1995, the Company has securitized $56.0 million of loans representing the unguaranteed portions of the SBA Loans and $16.1 million of Auto Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its Mortgage Loan and SBA Loan securitizations, the Company has retained subordinate certificates and interest-only and residual certificates representing residual interests in the trusts.

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

            The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitizations at September 30, 1998:

                                              1997-1               1997-2              1997-3             1997-4         1998-1
                                           ---------------    -------------    ----------------     --------------  -------------
Loans remaining in securitization pool        $50,852,179      $89,402,897        $140,265,621       $134,991,772    $57,829,352
Weighted average coupon on loans                    10.84           10.75%              11.12%             11.04%         10.95%
Weighted average original term to
   stated maturity                             187 months       183 months          187 months         194 months     200 months
Weighted average loan-to-value                     78.50%           73.94%              76.13%             75.99%         76.64%
Percentage of first mortgage loans                100.00%          100.00%             100.00%            100.00%        100.00%
Weighted average pass-through rate to
   Bondholders                                       7.34             6.97                6.87               6.58           6.36
Estimated annual losses assumed                      0.60             0.60                0.60               0.60           0.60
Estimated cumulative losses assumed as a
   Percentage of  unpaid balance                    1.71%            1.69%               1.64%              1.54%          1.41%
Remaining ramp period for losses                 0 months         0 months            0 months           3 months       6 months
Annual servicing fee                                 0.50             0.50                0.50               0.50           0.50
Servicing asset                                      0.10             0.10                0.10               0.10           0.10
Discount rate implicit in cash flow
   before
overcollateralization                               31.00            25.00               23.00              23.00          24.00
Discount rate applied to cash flow after
   Overcollateralization                            12.00            12.00               12.00              12.00          12.00
Prepayment speed assumptions:
   Initial CPR (1)                                  0 CPR            0 CPR               0 CPR              0 CPR          0 CPR
   Peak CPR (1)                                    30 CPR           30 CPR              30 CPR             30 CPR         30 CPR
   Tail CPR (1)                                 28/26 CPR        28/26 CPR           28/26 CPR          28/26 CPR      28/26 CPR
   CPR ramp period (1)                          12 months        12 months           12 months          12 months      12 months
   CPR peak period (1)                          24 months        24 months           24 months          24 months      24 months
   CPR tail begins from (1)                  37/49 months     37/49 months        37/49 months       37/49 months   37/49 months
Annual wrap fee and trustee fee                    0.285%           0.205%              0.195%             0.187%         0.185%
Initial overcollateralization required (2)           3.25             0.00                0.00               0.00           0.00
Final overcollateralization required (2)             6.50             3.75                3.75               3.75           3.75


(1) CPR ("Constant Prepayment Rate") represents an industry standard of calculating prepayment speeds. The Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. Approximately 2/3 of the loans in the Company's securitization transactions have a "piggy-backed" second mortgage loan behind the first mortgage loan, creating a high combined LTV for the customer. However, the second mortgage loans are whole-loan sold, reducing the Company's and the pool's loss exposure to only the LTV on the first mortgage loan. Typically, high LTV loans are priced at a slower CPR than traditional home equity loans and are expected to have less prepayment volatility under changing interest-rate scenarios. However, the Company has experienced higher prepayment speeds on its pools than originally anticipated, and therefore has increased its prepayment assumptions as outlined above.

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

            The Company originally used 50 basis points annual losses on its first three mortgage securitization transactions, but in the fourth quarter of 1997, changed its loss assumption to 60 basis points per annum as a result of projected higher than anticipated delinquencies within the securitization pools. Also, in recent months, the prepayment speeds on the Company's Mortgage Loan securitization pools have increased above the assumptions used in valuing the residual receivables from the securitizations. The Company modified the estimated prepayment speeds in the second quarter of 1998 on all of its mortgage loan securitization transactions to peak at 25 CPR, up from the previous prepayment speeds of 20 CPR. This modification resulted in a $8.9 million write-down of the residual receivables in the second quarter of 1998. Due to actual loan prepayments remaining at higher levels than anticipated in the third quarter 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 CPR, up from the previous prepayment speeds of 25 CPR estimated at the end of the second quarter. This, along with higher prepayments in the small business loan securitizations, resulted in the recognition of a write-down of residual receivables of $5.3 million in the third quarter 1998.

            The Company assesses the carrying value of its residual receivables and servicing assets for impairment each quarter. These assets are carried at their estimated fair market value. During the nine months ended September 30, 1998, the Company wrote-down the valuation of its mortgage residual receivables by $12.4 million as a result of higher than anticipated mortgage loan prepayments for the nine months ended September 30, 1998. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization.

            The following table shows actual prepayment speeds versus the current projected prepayment speeds (assumptions used in the Company's calculation of residual receivables and gain on sale) for each mortgage securitization transaction.

                                                                                    Actual CPR
                                        --------------------------------------------------------------------------------------------
   Month From           Projected
   Inception               CPR                 1997-1              1997-2             1997-3              1997-4         1998-1
 -----------------------------------------------------------------------------------------------------------------------------------
        1                 0.00%               -0.36%                1.49%               0.00%              2.52%           3.81%
        2                 2.73%                4.30%                5.24%               3.16%              2.48%           6.17%
        3                 5.45%                3.48%                5.21%               4.58%              3.91%          10.90%
        4                 8.18%               10.58%                1.95%               7.88%              9.27%          13.62%
        5                10.91%                5.90%               14.53%               6.43%              7.02%          23.84%
        6                13.64%                9.95%               11.28%               8.81%              8.64%          10.66%
        7                16.36%               19.95%               19.96%              13.36%              9.52%          16.03%
        8                19.09%               12.06%               12.29%              22.53%             18.67%
        9                21.82%               12.64%               14.28%              14.90%             23.16%
       10                24.55%               16.14%               23.01%              17.06%             16.59%
       11                27.27%               17.35%               24.97%              30.31%
       12                30.00%               26.21%               27.69%              26.12%
       13                30.00%               21.46%               30.72%              28.71%
       14                30.00%               35.92%               33.37%
       15                30.00%               44.87%               29.56%
       16                30.00%               30.91%               32.13%
       17                30.00%               21.06%
       18                30.00%               29.85%
       19                30.00%               62.10%
       20                30.00%
       21                30.00%
   CUMULATIVE                                 20.83%               17.77%              14.85%             11.30%          12.42%


            The following table sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its unguaranteed SBA Loan securitizations at September 30, 1998:


                                              1995-1          1996-1          1997-1
                                           ------------   -------------   --------------
Loans remaining in securitization pool      $6,819,078     $12,575,013     $ 19,548,717
Weighted average spread over Wall
   Street Journal Prime Rate                     2.73%           2.67%            2.47%
Weighted average original term to stated
   Maturity                                 180 months      247 months       258 months
Weighted average original loan-to-value            55%             63%              67%
Spread under prime rate to investor              1.35%           1.80%            2.00%
Estimated annual losses assumed                  2.25%           1.25%            1.25%
Annual servicing fee                             0.40%           0.40%            0.40%
Discount rate applied to cash flow
   after spread account                         10.50%          10.50%           10.50%
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

            The gains recognized into income resulting from securitization transactions vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable. The Company reviews the assumption used in valuing the residual assets quarterly and makes adjustments deemed necessary, based on current data that is known to management.

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

            In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not assessed the impact of this standard.

            In October 1998, FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 31, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

TAX CONSIDERATIONS--NET OPERATING LOSS ("NOL")

            As a result of operating losses incurred by the Company, the Company has generated an NOL. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. The Company believes that it has had a maximum cumulative change of control of 33% during the relevant three-year period. The Company had a federal NOL of approximately $51.1 million remaining at September 30, 1998.

HEDGING ACTIVITIES

            The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and from time to time employs a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy currently includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The Company currently does not hedge its loans held for whole-loan sales or its loans held for investment purposes. Since the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on securitization and whole-loan sale transactions earned by the Company. At September 30, 1998, the Company had only interest-rate lock agreements outstanding relating to variable rate loan agreements.

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

            A risk assessment is being developed by the Year 2000 team as part of the project. This assessment is expected to be completed by December 31, 1998. Although the Company has not fully evaluated the cost of modifying and replacing its systems aimed at achieving Year 2000 compliance, such costs are not currently expected to be material to the Company's results of operations, financial condition, and liquidity. So far the Company has spent approximately $100,000 addressing Year 2000 issues. Any additional funds necessary for the remediation of Year 2000 problems is expected to come from operating funds. No information technology projects have been deferred because of Year 2000 problems or issues. The inability of the Company or the parties with whom it electronically interacts to successfully address Year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on its financial condition.

            The worst-case scenario for a Year 2000 problem for the Company would be a situation in which the Company was unable to receive electronic advances under its lines-of-credit for a period of more than a day or two. In such a situation, the Company would be unable to make loans and would lose its primary source of income. The harm such a problem could cause to the Company would increase the longer such an interruption remained uncorrected. The Company believes the odds of such a scenario occurring are very small. The Company does not yet have contingency plans in the event it is unable to prevent this Year 2000 problems from arising. The Company will formulate such plans, if necessary, following the completion of its risk assessment.

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
            1. On April 27, 1998, Capital City Acceptance, Inc. ("Capital City") filed an arbitration demand against the Company, its directors and selected officers with the American Arbitration Association in Charlotte, NC. This demand arises from Capital City's attempted purchase of HomeGold's Auto Loan subsidiaries in January, 1998, and subsequent failed purchase of the remaining assets of HomeGold's Auto Loan Division (valued by HomeGold at less than $500,000) after sale of substantially all of the assets of the Auto Loan Division to an unrelated third party. Capital City asserts claims for breach of contract, appropriation, slander, libel, and fraud in the inducement and requests actual damages in the amount of $5.2 million, injunctive relief, and punitive damages in an unspecified amount. HomeGold has counterclaimed against Capital City and brought a third-party claim against its principal, Robert A. Zander, for conversion, fraud, breach of contract accompanied by a fraudulent act, misappropriation of trade name, breach of contract, breach of warranty, and defamation and is vigorously contesting Capital City's claims.

            2. Ikbal Gaibi-Rodriguez sued the Company, HomeGold, Inc., and Carolina Investors, Inc. in U.S. District Court for the District of Puerto Rico on a breach of contract claim, alleging that the defendants failed to comply with the terms of a Confidentiality Agreement, Development Agreement and Employment Agreement. The plaintiff sought in excess of $26,000,000 in damages. Defendant's motion to dismiss was granted in January 1998. Plaintiff appealed to the U.S. Court of Appeals for the First Circuit, and the lower court's decision was affirmed in October, 1998. The appeal period as to that affirmation has not yet lapsed.

      The Company may be involved in various claims from time to time that result in the normal course of business. The Company is not aware of any other claims that either individually or collectively could have a material adverse effect on the Company.

Item 2.     Changes in Securities
                  None

Item 3.     Defaults Upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None.

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K
                  a)  Exhibits

                      10.5-- Definitive sale agreement dated October 2, 1998, between Transamerica Business Credit Corporation and HomeGold Financial, Inc. and certain subsidiaries thereof, incorporated by reference to 8-K dated October 2, 1998.

                      27.1--  Financial Data Schedule.

                  b)  Reports on Form 8-K

                      1) On July 7, 1998, the Company filed a Form 8-K with respect to the new $200 million mortgage loan warehousing facility entered into on June 30, 1998.

                      2) On August 7, 1998, the Company filed a Form 8-K announcing an agreement in principle to sell the majority of its Small Business Loan Division.

                      3) On September 25, 1998, the Company filed a Form 8-K with respect to a change in auditors for the Company.

                      4) On October 2, 1998, the Company filed a Form 8-K announcing a definitive agreement was signed with Transamerica Business Credit Corporation for the sale of the majority of the Company's Small Business Loan Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOMEGOLD FINANCIAL, INC.

Date:  November 16, 1998
                                  By: \s\ Kevin J. Mast
                                      ----------------------------------------
                                      Kevin J. Mast,
                                      Vice President, Chief Financial Officer,
                                         and Treasurer