Form 10-K
period 1998-12-31
HOMEGOLD FINANCIAL INC
filed 1999-03-31
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31,1998

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
_______________________

Commission File No. 0-8909

                            HOMEGOLD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                 South Carolina                                    57-0513287
-------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                 organization)


         3901 Pelham Road, Greenville, South Carolina             29615
         --------------------------------------------             -----
           (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 864-289-5000

Securities registered under Section 12(b) of the Act:

    Title of Each Class           Name of Each Exchange on which registered
----------------------------   ------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 1999, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $12.9 million.

As of March 22, 1999, 9,811,599 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for May 12, 1999 to be filed not later than 120 days after December 31, 1998 is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.      BUSINESS

GENERAL

               HomeGold Financial, Inc. (f/k/a Emergent Group, Inc.) and its subsidiaries (collectively, "HGFN" or "the Company") are primarily engaged in the business of originating, selling, securitizing and servicing first and second residential mortgage loan products ("Mortgage Loans"). Prior to November 1998, the Company also engaged in the business of originating, selling, securitizing and servicing small-business loan products partially guaranteed by the United States Small Business Administration ("SBA") and small-business loans collateralized by accounts receivable and inventory and mezzanine loans (collectively, "Small-Business Loans"). Prior to March 1998, the Company also engaged, to a lesser extent, in making auto loans ("Auto Loans"). The Company makes substantially all of its loans to non-prime borrowers who have limited access to credit or who may be considered credit-impaired under conventional lending standards.

               The Company commenced its lending operations in 1991 with the acquisition of Carolina Investors, Inc. ("CII"), a South Carolina non-prime mortgage lender, which had been in business since 1963. Since such acquisition, the Company has significantly expanded its lending operations and through December 31, 1997 experienced a compounded annual growth rate in total loan originations of 84%. During 1998, loan production dropped 33% from 1997 levels. During the years 1998, 1997 and 1996, the Company originated $904.1 million, $1.3 billion and $436.8 million in loans, respectively. The loan growth in prior years was accelerated by the implementation of the Company's retail Mortgage Loan origination strategy during 1997 and 1996. See " -- Mortgage Loan Products." Of the Company's loan originations for the year ended December 31, 1998, 84% were Mortgage Loans, 16% were Small Business Loans and less than 1% were Auto Loans. Substantially all of the auto loan assets were sold in the first quarter of 1998, while substantially all of the small-business loan assets were sold in fourth quarter 1998. The Company no longer makes Small Business or Auto Loans.

               HomeGold Financial, Inc.'s major operating subsidiaries are HomeGold, Inc. and Carolina Investors, Inc.

MORTGAGE LOAN PRODUCTS

OVERVIEW

               The Company provides Mortgage Loan Products primarily to owners of single family residences who use the loan proceeds for such purposes as refinancing, debt consolidation, home improvements and educational expenditures. The Company believes the non-prime mortgage market is highly fragmented and growing rapidly. A leading industry publication estimates that total loan originations for the non-prime mortgage industry grew approximately 32% to $165 billion in 1998 from $125.0 billion in 1997. In addition, it estimates that the top 25 lenders to the non-prime mortgage loan industry represented, in aggregate, approximately 53% of 1998 loan originations (through September 30, 1998), with the top five lenders representing approximately 27% of the total.

               Substantially all of the Mortgage Loans are made to non-prime borrowers. These borrowers generally have limited access to credit, or are considered credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines and generally require a longer period of time, as compared to the Company, to approve and fund loans. Loan applications of non-prime borrowers are generally characterized by one or more of the following: (1) limited or unfavorable credit history, including bankruptcy, (2) problems with employment history, (3) insufficient debt coverage, (4) self-employment or (5) inadequate collateral.

               The Company has developed a comprehensive credit analysis system for its loan originations, which is designed to ensure that credit standards are maintained and consistent underwriting procedures are followed. The Company's focus is to capture higher quality non-prime borrowers. During 1998, 77% of the Mortgage Loans originated by the Company were to borrowers internally classified as "AA/A/A-", while 14% of such loans were internally classified as "B".

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

               In 1998, approximately 56%, or $371.1 million, of the Company's Mortgage Loans originated during 1998 were originated through the Company's retail operation with remainder being originated by wholesale brokers. In 1998, 76% of the Mortgage Loans the Company originated were secured by first-liens. These first-lien Mortgage Loans had an average principal balance of approximately $65,000, a weighted average interest rate of approximately 10.4% and an average loan-to value ("LTV") ratio of 82.1%.

               Approximately 24% of the Mortgage Loans originated by the Company were secured by a second lien Mortgage Loan, some of which were to the same borrower as the first-lien mortgage loan, which resulted in combined LTV ratios that averaged 101% on these loans and may have been as high as 125% under the Company's guidelines. Such second-lien Mortgage Loans originated during 1998 had an average principal balance of approximately $24,000 and a weighted average interest rate of approximately 14%.

               In order to reduce the Company's credit risk, second-lien Mortgage Loans with a combined LTV ratio greater than 100% are generally pre-approved and pre-underwritten by a third party and generally sold without recourse on a whole loan basis with certain representations and warranties. Second-lien Mortgage Loans with a combined LTV ratio less than 100% are underwritten by the Company. These loans are generally sold on a whole loan basis without recourse. However, no assurance can be given that the second-lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1998 and 1997, the Company had retained $19.0 million and $69.8 million, respectively, of second-lien mortgage loans on its balance sheet. While the Company has not historically securitized its second-lien mortgage loans, it may choose to do so in the future.

               The Company has invested significantly in technology and the training of personnel to improve and expand its underwriting, servicing, and collection functions. The Company believes its current operations are capable of supporting increases in both loan origination volume and securitization servicing capacity with only modest increases in fixed expenses.

MORTGAGE LOAN ORIGINATION

               The Company originates its Mortgage Loan products on a retail basis using direct mail marketing techniques. Responses are directed through the Company's call center in Greenville, South Carolina. Mortgage loans are originated on a wholesale basis through approximately 700 independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Bankers"). The Company conducts its mortgage lending operations in 44 states.

               The Company believes that its use of retail and wholesale origination is an effective diversification strategy which enables it to penetrate the non-prime mortgage loan market through multiple channels.

The following table sets forth mortgage loan originations by channel for the period indicated:

                          LOAN ORIGINATIONS BY CHANNEL

                                                     YEAR ENDED DECEMBER 31, 1998
                                            -----------------------------------------------
                                            1ST MORTGAGE     2ND MORTGAGE
                                               LOANS             LOANS           TOTAL
                                            -------------    --------------   -------------
                                                         (DOLLARS IN THOUSANDS)
Retail
   Loan originations                        $    258,631   $     112,503  $    371,134
   Average principal balance per loan       $         63   $          28  $         52
   Weighted average initial LTV ratio                 81%            105%           88%
   Weighted average coupon rate                    10.79%          14.42%        11.89%
Wholesale
   Loan originations                        $    243,822   $      44,488  $    288,310
   Average principal balance per loan       $         67   $          17  $         59
   Weighted average initial LTV ratio                 81%             95%           83%
   Weighted average coupon rate                    10.05%          13.82%        10.63%
Total
   Loan originations                        $    502,453   $     156,991  $    659,444
   Average principal balance per loan       $         65   $          24  $         55
   Weighted average initial LTV ratio                 81%            102%           86%
   Weighted average coupon rate                    10.43%          14.25%        11.34%

               RETAIL OPERATION. Since 1996, the Company has focused a significant portion of its resources in developing its retail loan products and in developing its related delivery systems. In this manner, the Company reduced its dependence on third-party origination sources. In 1998, retail Mortgage Loan originations represented 56% of the Company's total Mortgage Loan originations compared to 52% and 46% in 1997 and 1996, respectively. Retail Mortgage Loan originations during 1998, 1997 and 1996 totaled $371.1 million, $562.7 million, and $68.8 million, respectively. The Company believes that its retail operation has significant long-term profit potential because it expects that the origination and other fees (typically paid to the broker-originators) will more than offset the infrastructure expenses associated with operating a retail operation. The Company also believes that the retail operation will allow more Company control over the underwriting process and its borrower relationship. The retail operation will also reduce reliance on wholesale sources, while building brand recognition.

               The Company's retail operation was established in April 1996. Unlike many of its competitors (particularly non-prime mortgage lenders that began operations as traditional finance companies), the Company markets its HomeGold(R) retail lending operations in large part through direct mail and telemarketing methods, as compared to a traditional "bricks and mortar" retail approach in which loans are originated out of local, walk-in retail offices. The Company believes that this strategy allows it to target different areas of the country more quickly, depending on the economic, business and other characteristics that may exist at a particular point in time. The Company also believes that this strategy avoids the expense typically associated with "bricks and mortar" operations. The Company currently uses a central operating center consisting of originators, underwriters, and loan processors which it believes will enable it to realize economies of scale and to compete more efficiently than through a decentralized retail operation. The Company utilized multiple, regional operating centers in Greenville, Indianapolis, Phoenix, and Houston in most of 1998 and in 1997 and 1996. These regional operating centers were consolidated into the Greenville retail operation in November of 1998. The Company believes that it is more cost efficient to operate as one centralized operation.

     The Company's quarterly retail Mortgage Loan volume for 1998 and 1997 is set forth in the table below:

                              RETAIL MORTGAGE LOAN ORIGINATIONS
                                    (DOLLARS IN THOUSANDS)

                                  4th        3rd       2nd        1st      4th        3rd       2nd QTR    1st
                                  QTR        QTR       QTR        QTR       QTR        QTR                  QTR
                                  1998      1998       1998       1998      1997       1997      1997       1997
                                 -------   --------   -------    -------   -------    -------   --------   -------
Retail Mortgage Loan
  Originations:
    Indianapolis                $ 7,228   $ 25,586  $ 28,832   $ 33,274  $ 48,214   $ 64,141   $ 59,245  $ 55,639
    Phoenix                       9,355     26,323    22,971     33,381    42,012     40,216     40,998    25,440
    Greenville                   13,150     29,589    29,542     21,486    42,299     44,795     38,240     8,338
    Houston                       2,295      8,469    15,026     21,487    11,625         --         --        --
    Sterling Lending                 --     10,613    17,391     15,136    15,167     14,646     10,051     1,643
Corporation (1)
                                -------   --------   -------    -------   -------    -------   --------   -------
Total Retail Mortgage Loan
  Originations                 $ 32,028   $100,580  $113,762   $124,764  $159,317   $163,798   $148,534  $ 91,060
                               ========   ========  ========   ========  ========   ========   ========  ========

--------------------
(1)      Sterling Lending Corporation was sold in August of 1998.

               In January 1998, the Company reorganized its Mortgage Loan delivery system to provide improved segregation between its originations/sales function and its underwriting function. The separation of the underwriting and sales functions has resulted in an improvement in the quality of loans originated. However, in connection with this reorganization, several managers of the Company's retail operations left the Company. This reorganization resulted in a significant reduction in loan volume levels during 1998. The consolidation of all the retail operations into the Greenville location resulted in further reductions in loan origination volumes. These reductions had a significant negative impact on the operating results of 1998. However, the Company believes that the personnel reduction and consolidation of operations are in the best long-term interest of the Company, because it believes it can originate loans more cost effectively from one location.

               WHOLESALE LENDING OPERATION. All of the Mortgage Loans originated on a wholesale basis by the Company are originated through Mortgage Bankers with whom the Company seeks to develop and maintain continuing relationships. As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing. However, the Mortgage Loans may be closed in either the Company's name or in the name of the Mortgage Banker with the Company taking an assignment of the Mortgage Banker's interest. During 1998, 1997, and 1996, the Company conducted its wholesale loan operations through approximately 700, 1,000, and 330 Mortgage Bankers, respectively. Wholesale Mortgage Loan originations during 1998, 1997, and 1996, totaled $288.3 million, $520.1 million, and $259.8 million, respectively.

               The Company believes that its wholesale lending operation will continue to constitute an important part of its business strategy and that the wholesale operation, when coupled with retail origination channels, will maximize the Company's potential growth and penetration of the non-prime mortgage loan market. This is because there are a large number of independent mortgage brokers who require outside funding of their loans. The wholesale strategy of funding individual loans from brokers at par, rather than at the premiums typically associated with bulk purchases, provides more favorable cash flow for the Company.

                      WHOLESALE MORTGAGE LOAN ORIGINATIONS
                             (DOLLARS IN THOUSANDS)

                                4th       3rd        2nd       1st       4th       3rd        2nd         1st
                                QTR       QTR        QTR       QTR        QTR       QTR        QTR        QTR
                               1998       1998      1998       1998       1997      1997       1997      1997
                              --------   -------   --------   -------    -------   -------    -------   --------
Wholesale Originations        $30,078   $59,452    $93,097   $105,683   $149,043  $136,397   $134,513  $100,154


               Efficiency levels within the wholesale lending operation have deteriorated due to employee turnover, tightening of underwriting guidelines, and industry difficulties. The Company is seeking to improve the efficiency of its wholesale loan originations in 1999 by trying to improve average origination volume per person.

               GEOGRAPHIC DIVERSIFICATION. Since the Company commenced its retail mortgage operations in 1996, it has significantly expanded its geographic presence. During 1998, 1997, and 1996, Mortgage Loan originations by state were as shown below:

      State            1998         %             1997        %             1996        %
 -----------------    --------    ------        ---------   ------         -------    ------
 North Carolina    $  108,714      16.4%      $  198,485     18.4%      $  89,976      27.4%
 South Carolina        87,435      13.3          147,663     13.6          90,411      27.5
 Florida               43,698       6.6          101,612      9.4          39,589      12.0
 Georgia               34,725       5.3           80,012      7.4          13,381       4.1
 Louisiana             33,238       5.0           53,917      5.0           5,080       1.6
 Tennessee             30,538       4.6           55,872      5.2          15,239       4.6
 Michigan              29,461       4.5           61,836      5.7          10,959       3.3
 Virginia              28,836       4.4           50,556      4.7          13,666       4.2
 Illinois              28,479       4.3            1,466      0.1              --        --
 Pennsylvania          28,425       4.3              275       --              --        --
 Missouri              22,864       3.5            2,594      0.2           2,168       0.7
 Indiana               20,700       3.1           51,046      4.7          16,373       5.0
 Ohio                  19,643       3.0              328       --             199        --
 Mississippi           19,523       3.0           13,579      1.3           2,731       0.8
 All other states     123,165      18.7          263,575     24.3          28,877       8.8
                   ----------     -----       -----------   -----       ----------    -----
    Total          $  659,444     100.0%      $ 1,082,816   100.0%      $  328,649    100.0%
                   ==========     =====       ===========   =====       ==========    =====

LOAN UNDERWRITING

               In the application and approval process associated with the Company's retail Mortgage Loan operations, a Company loan officer finds potential borrowers through leads generated by direct mail marketing techniques and calling campaigns. After obtaining an initial loan application, additional information is compiled and gathered by loan processors, who then forward the file to the underwriting department for approval. The underwriting department generally completes its review within one business day after procurement of all necessary documentation. Upon approval by the underwriting department, the loan is generally forwarded by the loan closing department to an attorney or title company for closing.

               For loans originated through Mortgage Bankers, the application and necessary underwriting information is generally gathered by the Mortgage Banker and forwarded to the Company's underwriting department for approval before the loan is closed and funded.

               Creditworthiness is assessed through a variety of means, including calculating debt to income ratios, examining the applicant's credit history through credit reporting bureaus, verifying an applicant's employment status and income, and checking the applicant's payment history with respect to any first-lien mortgage on the property. The Company uses several procedures to verify information obtained from an applicant. In order to verify an applicant's employment status and income, the Company generally obtains such verification from the applicant's employer. The Company requires self-employed borrowers to provide a copy of their tax return.

               The Company generally requires an independent appraisal on all loans. Loans in excess of $350,000 generally require two independent appraisals. The Company generally requires title insurance for all real estate loans. The Company also generally requires real estate improvements to be fully insured as to fire and other commonly insurable risks and regularly monitors its loans to ensure that insurance is maintained for the period of the loan.

               The following table provides a general overview of the Company's principal underwriting criteria for first Mortgage Loans, set forth according to internal product types:

                     INTERNAL PRODUCT TYPE - FIRST MORTGAGES

                        ------------   -----------   ------------   -----------    -----------   ------------
                            AA             A             A-             B              C              D
                        ------------   -----------   ------------   -----------    -----------   ------------
Existing mortgage       No 30 day      Maximum       Maximum  of    Maximum        Maximum       Cannot be
(maximum historical     late           of one 30     two  30 day    of three       of four       in
delinquencies)          payments       day late      late           30 day         30 day        foreclosure
                        in      the    payment       payments       late           late
                        last     24    in last       in  last 12    payments       payments
                        months         12            months;        in the         in the
                                       months;       and  one 60    last 12        last 12
                                       and one       day    late    months;        months;
                                       60 day        payment  in    maximum        maximum
                                       late          the    last    of one 60      of one 60
                                       payment       24 months      day late       day late
                                       in the                       payment        payment
                                       last 24                      in the         in the
                                       months                       last 24        last 12
                                                                    months         months;
                                                                                   maximum
                                                                                   of one 90
                                                                                   day late
                                                                                   payment
                                                                                   in the
                                                                                   last 24
                                                                                   months

Other credit            Maximum  of    Maximum       Maximum  of    Maximum        30, 60,       No criteria
history (maximum        two 30 day     of one 60     one 60 day     of one 90      and 90+
historical              late           day late      late           day late       day late
delinquencies)          payments       payment       payment in     payment        payments
                        in the         in the        the last       in the         acceptable,
                        last 24        last 24       24 months,     last 24        provided
                        months         months,       with           months         that the
                                       with          minimal 30                    borrower
                                       minimal       day late                      has at
                                       30 day        payments                      least
                                       late          in the                        minimal
                                       payments      last 24                       favorable
                                       in the        months                        credit
                                       last 24                                     history
                                       months

Bankruptcy filings      None in        None in       None in        None in        None in       No criteria
                        past 3         past 3        past 3         past 2         past year
                        years          years         years          years
Maximum debt
service to income       45%            45%           45%            45%            50%           50%
ratio (1)

Maximum LTV ratio:
    Owner occupied      100%           100%          90%            85%            80%           70%
    Non-owner occupied  80%            75%           75%            70%            65%           No product

------------
(1) Maximum debt service to income ratio may increase by 5% in each category (except AA loans) if disposable income meets certain thresholds.

               The following table provides a general overview of the Company's principal underwriting criteria for second Mortgage Loans, set forth according to internal product types:

                    INTERNAL PRODUCT TYPE - SECOND MORTGAGES

                          -----------------    ----------------   -------------------    ------------
                           PIGGYBACK LESS         PIGGYBACK           125% CLTV           PERSONAL
                           THAN OR EQUAL        GREATER THAN         PREAPPROVAL          HOME LOAN
                             TO $15,000            $15,000             REQUIRED
                          -----------------    ----------------   -------------------    ------------
Existing mortgage         No 30 day late       Maximum of one     No 30 day late         Maximum of
(maximum historical       payments in          30 day late        payments in last       one 30 day
delinquencies)            last 12 months;      payment in         12 months              late
                          Maximum of two       last 12 months                            payment in
                          30 day late                                                    last 12
                          payments in                                                    months
                          months 13
                          through 24

Other credit history      Maximum  of          Maximum of two     N/A                    Maximum of
(maximum historical       three 30 day         30 day late                               two 30 day
delinquencies)            late payments        payments in                               late
                          in last 12           last 12                                   payments
                          months; Maximum      months, unless                            in last 12
                          of five 30 day       credit score                              months,
                          late payments        is greater                                unless
                          in months 13         than 650                                  credit
                          through 24;                                                    score is
                          Maximum of one                                                 greater
                          60 day late                                                    than 650
                          payment

Bankruptcy filings        None                 None in past       None in past           None in
                                               three years        seven years            past three
                                               years
Maximum debt service
to income ratio (1)       45%                  45%                45%                    45%

Maximum LTV ratio         100%                 100%               125%                   100%

------------
(1) Maximum debt service to income ratio may increase by 5% on Piggybacks greater than $15,000 and on Personal home loans if disposable income meets certain thresholds.

               The following tables provide information regarding the Company's first and second-lien Mortgage Loan originations by credit classification for the years ended December 31, 1998 and 1997:

                   LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                          YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                 INTERNAL LOAN CLASSIFICATION
                            -----------------------------------------------------------
                               AA/A/A-        B           C            D        TOTALS
                               -------     -------     -------      -------     -------
FIRST-LIEN MORTGAGE LOANS
Amount                      $  369,153  $   76,776   $  44,226   $   12,298  $  502,453
Percentage                        73.5%       15.3%        8.8%         2.4%      100.0%
Weighted average coupon           10.0        11.1        12.0         13.8        10.4
Weighted average LTV ratio        83.7        79.9        76.0         68.5        82.1

SECOND-LIEN MORTGAGE LOANS
Amount                      $  138,166  $   14,102   $   4,321   $      402  $  156,991
Percentage                        88.0%        9.0%        2.7%          .3%      100.0%
Weighted average coupon           14.2        14.3        14.2         14.6        14.2
Weighted average LTV ratio       102.6        92.0        84.5         80.8       101.1


                   LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                 INTERNAL LOAN CLASSIFICATION
                            -----------------------------------------------------------
                               AA/A/A-        B           C            D        TOTALS
                               -------     -------     -------      -------     -------
FIRST-LIEN MORTGAGE LOANS
Amount                      $  584,991  $  162,279   $  56,097   $   17,820  $  821,187
Percentage                        71.2%       19.8%        6.8%         2.2%      100.0%
Weighted average coupon           10.7        11.7        12.9         14.0        11.1
Weighted average LTV ratio        78.9        78.0        74.3         68.4        78.2

SECOND-LIEN MORTGAGE LOANS
Amount                      $  224,547  $   28,447   $   7,234   $    1,401  $  261,629
Percentage                        85.8%       10.9%        2.8%         0.5%      100.0%
Weighted average coupon           14.6        15.0        14.8         14.7        14.7
Weighted average LTV ratio       102.2        92.3        85.9         79.4       100.5

               Loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending criteria. If an applicant does not meet the lending criteria, the loan officer may offer to make a smaller loan, or request that the borrower obtain a co-borrower or guarantor, in order to bring the application within the Company's lending parameters. The amount the Company will lend to a particular borrower is determined by a number of factors, including the borrower's creditworthiness, the value of the borrower's equity in the real estate, and the ratio of such equity to the home's appraised value.

               In connection with its Mortgage Loan products, the Company collects nonrefundable loan fees and various other fees, depending on state law, such as fees for credit reports, lien searches, title insurance and recordings, and appraisal fees. In connection with the servicing of the loans, the Company may receive late fees and insufficient funds fees, where permitted by applicable law.

SALE AND SECURITIZATION OF MORTGAGE LOANS

               The Company sells a significant portion of the loans it originates, primarily through two methods, whole loan cash sales and securitization.

               Whole loan cash sales are where loans are generally packaged in pools of approximately $5.0 million. Historically, the Company has sold its Mortgage Loans "servicing released" (i.e., without retention of the servicing rights and associated revenues) and on a non-recourse basis, with certain representations and warranties. The Company is required to repurchase any loan if it is subsequently determined that any representation and warranty made with respect to such loan was untrue.

               In 1997, the Company began securitizing mortgage loans. Under this method, the Company sells Mortgage Loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used in past securitizations are appropriate and reasonable.

               The following table sets forth for the periods indicated, Mortgage Loans securitized and Mortgage Loans sold on a whole loan basis and Mortgage Loans originated:

                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    1998             1997             1996
                                                -------------    -------------    -------------
                                                             (DOLLARS IN THOUSANDS)

Mortgage loans securitized                      $    90,352           487,563     $         --
Mortgage loans sold                                 625,480           435,333          284,794
                                                  ----------       -----------       ----------
Total Mortgage loans sold or securitized        $   715,832           922,896     $    284,794
                                                  ==========       ===========       ==========
Total Mortgage loans originations               $   659,444         1,082,816     $    328,649
% of Mortgage loan originations sold or                 108%               85%              87%
securitized

               Historically, in connection with the cash sale of Mortgage Loans prior to 1998, the Company received premiums ranging from 2% to 6% of the principal amount of the Mortgage Loans being sold, depending on prevailing interest rates and the terms of the loans. However, during 1998, 1997, and 1996, the weighted average premiums (discount) on the whole loan cash sales were (.40)%, 2.75%, and 5.86%, respectively. For the years ended December 31, 1998, 1997, and 1996, gains (losses) recognized by the Company in connection with the whole loan cash sales of Mortgage Loans were $(2.5) million, $11.1 million, and $18.3 million, respectively.

               The Company believes the significant change in the premiums (discounts) received in 1998 resulted primarily from two factors. First, the Company sold at a discount substantially all of the second lien mortgage loans it held, that were not underwritten in accordance with Company guidelines. In an effort to increase loan production, former employees approved loans that did not meet Company guidelines. Second, the Company received significantly lower premiums on loan sales in the third and fourth quarters of 1998 because of a market surplus in the supply of loans in the resale market. The Company believes this surplus, in turn, resulted from the decision of issuers of securitized loan pools to sell their loan products in the whole loan cash market when securitization, as a means of financing, became less attractive. Securitization became less attractive as the corporate interest rate spreads required by investors increased in the latter half of 1998. Investors required higher spreads because of concerns related to higher than anticipated prepayments on securitized loan pools and concerns about the credit worthiness of several issuers.

               During the first quarter of 1999, the market premiums paid on whole loan cash sale of mortgage loans improved compared to the last half of 1998. The Company anticipates that premiums on loans sold in 1999 will range from 1% to 4%. However, no assurance can be given that the Company will actually realize these levels. The Company is currently receiving an average of approximately 2.5%. Typically, purchasers of Mortgage Loan pools are large financial institutions, many of which purchase the Mortgage Loans for inclusion in larger pools of loans which, in turn, are sold to institutional investors.

               During 1997, the Company securitized a substantial portion of its Mortgage Loans. The Company completed one securitization in the first quarter of 1998. The Company decided to sell most of the loans originated in the remaining three quarters of 1998 through whole loan sales to maximize cash flow and liquidity. Historically, the Company generally has been able to recognize higher premiums from securitizations compared to whole loan sale. However, cash flow is impacted more positively in the short term by whole loan sales, compared to securitizations. The Company is planning to securitize a portion of its existing portfolio in 1999. However, no assurance can be given that this anticipated securitization will be completed.

               During 1998, the weighted average premium on the securitized Mortgage Loans was 8.75%. For the year ended December 31, 1998, gains recognized into income by the Company in connection with the securitization of Mortgage Loans were $7.3 million. The gains recognized into income, resulting from securitization transactions, can vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable. See " Loan Sales and Securitizations" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

MORTGAGE LOAN SERVICING, DELINQUENCIES AND COLLECTIONS

SERVICING

               The Company maintains a centralized portfolio management department located in Greenville, South Carolina which services Mortgage Loans. Prior to 1997, the Company did not retain the servicing on Mortgage Loans sold. Beginning in March 1997, the Company began retaining servicing for Mortgage Loans it securitized. Servicing includes depositing cash received and posting payments to account for principal and interest, remitting funds to the Trustee, imaging documents, collection activities on past due accounts, management of loss mitigation activities and foreclosure and sale of properties, ensuring that insurance is in place, monitoring payment of real estate property taxes, customer service and retention activities and warehouse funding management. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to purchase insurance and pay taxes, which, if paid by the Company, are charged back to the borrower.

               The Company serves as master servicer for the five Mortgage Loan securitizations which it has effected to date. In connection with such securitizations, the Company's servicing operation was reviewed by the rating agencies which rated the bonds issued in connection with such securitizations.

               The Company increased its servicing capabilities and staffing significantly during 1997 and 1996 in anticipation of increased origination growth and increased servicing responsibilities resulting from future loan securitizations. A centralized quality control department reviews a substantial portion of the Mortgage Loans subsequent to funding to maintain consistency and compliance with the Company's documentation and underwriting standards. Because the Company completed only one securitization in 1998, and sold the majority of loans originated on a "servicing released" basis, the servicing portfolio has declined from $768.6 million at December 31, 1997, to $550.3 million at December 31, 1998. Consistent with the Company's strategy to match staffing levels with servicing volume, staffing levels declined in 1998.

DELINQUENCIES AND COLLECTIONS

               Collection efforts generally begin when a Mortgage Loan is over eight days past due, unless the account has previous unpaid late fees, in which case collection efforts generally begin when an account is over one day past due. At that time, the Company generally contacts the borrower by telephone to determine the reason for the delinquency and attempts to bring the account current. Typically, after an account becomes 15 days past due, the Company sends a reminder letter to the borrower, and then sends subsequent letters at 30 days past due, 41 days past due, and 55 days past due. In general, at 41 days past due, the Company sends a right-to-cure letter. After 90 days, the Company sends a five day demand letter and turns the account over to an attorney. In addition to written notices, the Company attempts to maintain telephone contact with the borrower at various times throughout the delinquency period. If the status of the account continues to deteriorate, the Company's loss mitigation unit works on a dual track along with the foreclosure unit to try to save the borrowers from a foreclosure action, while at the same time, trying to keep the foreclosure timelines as short as possible. In limited circumstances, when a borrower is experiencing difficulty in making timely payments, the Mortgage Loan Operations may temporarily adjust the borrower's payment schedule. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments.

               The Company utilizes a proprietary Real Rewards program designed to counsel its borrowers on budgeting concepts, to assist them in their personal financial planning, to help them avoid costly foreclosure action and to educate them on the advantages and the importance of maintaining good credit. The Company stresses to the borrowers the importance of their home, and why they should make the mortgage payment ahead of other creditors in the event of tight cash flow.

               When a loan is 90 days past due, generally, it is placed on non-accrual status and the Company initiates foreclosure proceedings. In connection with such foreclosure, the Company reviews the loan and the facts surrounding its delinquency, and may reappraise the underlying property. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The residential real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $5.9 million, $2.5 million and $3.0 million at December 31, 1998, 1997 and 1996, respectively.

               The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its Mortgage Loans serviced:

                                                            Year Ended December 31,
                                                    -----------------------------------
                                                       1998        1997         1996
                                                    ----------   ---------   ----------
                                                          (Dollars in Thousands)
Total serviced Mortgage Loans (period end) (1)       $ 550,304   $ 768,556    $ 146,231
Serviced Mortgage Loans (period end) (2)               550,304
                                                                   700,248      146,231
Average serviced Mortgage Loans (2)                    743,362     411,549       97,281

Delinquency (period end) (3) 30-59 days past due:
      Principal balance                             $   28,174   $  25,424     $  4,450
      % of serviced Mortgage Loans (2)                    5.12%       3.63%        3.04%
   60-89 days past due:
      Principal balance                               $  8,647    $  9,383     $  1,530
      % of serviced Mortgage Loans (2)                    1.57%       1.34%        1.05%
   90 days or more past due:
      Principal balance                               $ 38,109   $  21,233     $  4,633
      % of serviced Mortgage Loans (2)                    6.93%       3.03%        3.17%
   Total delinquencies:
      Principal balance                               $ 74,930   $  56,040     $ 10,613
      % of serviced Mortgage Loans (2)                   13.62%       8.00%        7.26%

Real estate owned (period end)                        $  5,881    $  2,522     $  2,959
Net charge-offs                                          6,842       1,305          792
% of net charge-offs to average serviced                  0.92%       0.32%        0.81%
Mortgage Loans

(1) Includes loans subserviced for others, where the Company has no credit risk.
(2) Does not include loans subserviced for others, where the Company has no credit risk.
(3) For 1998 and 1997, the Company is calculating delinquencies based on number of payments past due, in accordance with industry standards, compared with number of days past due used in 1996.

               Since substantially all of the Company's loans are to non-prime borrowers who have limited access to credit or who may be considered credit-impaired by conventional lending standards, the percentage of the Company's loans past due is expected to be higher than a financial institution that provides loans to prime borrowers. The Company also expected that the delinquency percentages would increase during 1998 and 1997 as the mortgage loan portfolios began to mature. During 1996 and 1997 the Company increased significantly the size of the Mortgage Loan portfolio. During 1998 the Company began to reduce the size of the portfolio. This resulted in the current production being sold, leaving a significantly higher percentage of matured loans in the portfolio. Therefore, the Company would expect a higher percentage of loans to become past due.

SMALL BUSINESS LOAN PRODUCTS

OVERVIEW

               The Company sold substantially all of the assets of the small business loan operations in the fourth quarter of 1998. The Company maintains a $5.1 million investment account with a trustee relating to representations and warranties in connection with the sale of the small business loan unit. On February 26, 1999, the Company received notification from TransAmerica Small Business Capital, Inc. ("TransAmerica") that pursuant to the asset purchase agreement dated October 2, 1998, that a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. TransAmerica is seeking to recover the loan amount from the Company's $5.1 million that is being maintained by the trustee. The Company is currently reviewing the facts to determine this claim's validity. Prior to the sale, the Company's small business loan unit provided loan products to small businesses, primarily for the acquisition or refinancing of property, plant and equipment, working capital and debt consolidation. The Company's principal strategy related to the small business loan products was to market the Company's SBA loans, asset-based small business loans and mezzanine loans as products of a single commercial loan company capable of meeting the range of commercial credit needs of small businesses in various stages of development. The Company no longer offers the small business loan products.

               The Small Business Loan Unit originations during 1998, 1997, and 1996 totaled $122.9 million, $81.0 million, and $68.2 million, respectively. This unit sold $141.0 million, $41.2 million, and $33.1 million of loans during 1998, 1997, and 1996, respectively. This unit also securitized $1.8 million, $24.3 million, and $12.9 million of loans in 1998, 1997, and 1996, respectively. The Small Business Loan Unit realized net income in 1998, 1997, and 1996 of $11.0 million, $5.0 million, and $2.2 million, respectively. Included in the 1998 net income was a $19.0 million pre-tax gain on sale of the Small Business Loan Unit's net assets.


AUTO LOAN PRODUCTS

               The Company sold substantially all of the assets of the auto loan unit on March 19, 1998 for $20.4 million, the approximate book value of the assets. The Company no longer offers auto loans as one of its financial products.

        Prior to the sale of the auto loan assets, this unit recorded a net loss of approximately $110,000 for the period that began January 1, 1998 and ended March 19, 1998. This product line also recorded losses of $1.9 million and $1.1 million for the years ended December 31, 1997 and 1996, respectively.


COMPETITION

               The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, major brokerage firms, insurance companies, retailers and bank holding companies have formed substantial national financial services networks. The Company believes that it competes effectively in its markets by providing competitive rates and efficient, complete services.

               The Company faces significant competition in connection with its Mortgage Loan products, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market. The Company attempts to maintain its competitiveness by servicing its retail mortgage loans and by maintaining and developing its strong relationships with Mortgage Bankers. If the Company is not successful in these regards, the Company's operations could be materially and adversely affected. See "Mortgage Loan Products -- Mortgage Loan Origination."


REGULATION

GENERAL

               The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970, as amended ("FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

               In the opinion of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

               The Company believes that it is in substantial compliance with state and federal laws and regulations governing its lending activities. However, there can be no assurance that the Company will not inadvertently violate one or more of such laws and regulations. Such violations may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. Further adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business.

MORTGAGE LOANS

               Mortgage lending laws generally require lenders to be licensed, and place limitations on the amount, duration and charges for various categories of loans, require adequate disclosure of certain contract terms and place limitations on certain collection practices and creditor remedies. Many states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates charged by the Company. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

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


EMPLOYEES

               At December 31, 1998, the Company employed a total of 468 full-time equivalent employees. Although the Company has experienced several layoffs during 1998, it believes that relations with the remaining employees are good.

ITEM 2.        PROPERTIES

               The Company's headquarters are located at 3901 Pelham Road, Greenville, South Carolina and are owned by the Company. At December 31, 1998, the Company owned one office and leased twenty offices. None of the leases, considered separately or collectively, are believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes.

ITEM 3.        LEGAL PROCEEDINGS

               As previously disclosed, on April 27, 1998, Capital City Acceptance, Inc. filed an arbitration demand against the Company, its directors and selected officers with the American Arbitration Association in Charlotte, NC. The plaintiff demands were dismissed by an arbitration decision delivered on January 13, 1999.

               On February 26, 1999, the Company received notification from TransAmerica Small Business Capital, Inc. ("TransAmerica") that pursuant to the asset purchase agreement dated October 2, 1998, that a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. TransAmerica is seeking to recover the loan amount from the Company's $5.1 million that is being maintained by the trustee. The Company is currently reviewing the facts to determine this claim's validity.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
               STOCKHOLDER MATTERS

               The Company's common stock presently is traded on the NASDAQ National Market under the symbol "HGFN". In the first quarter of 1999, the Company received notice from NASDAQ that its stock would be delisted. The Company has appealed NASDAQ's notice to "delist" the Company's stock. The Company believes that it has presented evidence to NASDAQ to support the decision that the Company's stock activity should continue to be listed. However, no assurance can be given that the Company will prevail in the appeal. As of February 28, 1999, the Company was in compliance with the current requirements for continued listing on NASDAQ. The Company expects a decision to be reached in April 1999.

               The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported by NASDAQ.

                                                      High Bid        Low Bid
                                                      --------        -------
              YEAR ENDED DECEMBER 31, 1997
              First Quarter                             $ 16.25       $ 10.50
              Second Quarter                            $ 12.25       $  8.75
              Third Quarter                             $ 18.63       $ 10.75
              Fourth Quarter                            $ 20.00       $ 10.50

              YEAR ENDED DECEMBER 31, 1998
              First Quarter                             $ 14.75       $  7.25
              Second Quarter                            $  9.69       $  3.25
              Third Quarter                             $  5.50       $  1.75
              Fourth Quarter                            $  2.00       $   .34

               The bid quotes above reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

               On March 22, 1999, the closing price for the Company's common stock was $1.31. As of March 22, 1999, the Company had 9,811,599 outstanding shares of common stock held by 823 stockholders of record.

               No dividends on common stock were paid or declared during 1998 or 1997, and no dividends are expected to be paid on the common stock for the foreseeable future. The Indenture pertaining to the Company's 10-3/4% Senior Notes places certain restrictions on the Company's ability to pay dividends, and the Credit Facility to which the Company's subsidiaries HomeGold, Inc. and Carolina Investors, Inc. are parties restricts the ability of these subsidiaries to pay dividends and make loans and advances to the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources" which discussion is incorporated herein by reference.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                   1998         1997          1996         1995         1994
                                                -----------   ----------    ---------    ---------    ----------
                                                                      (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Interest Income                              $   35,075     $ 34,008      $ 17,908    $ 15,193      $ 10,691
   Servicing income                                 12,239        8,514         3,274         446           212
   Gain on sale of loans:
      Gross gain on sale of loans                    9,472       52,828        23,815       9,169         6,450
      Loan fees, net                                11,745       30,207         4,150         586           276
                                                -----------   ----------    ----------   ---------    ---------
         Total gain on sale of loans                21,217       83,035        27,965       9,755
   Gain on sale of subsidiaries' net assets (1)     18,964           --            --          --            --

   Other revenues                                    4,230        1,399         1,241         884           566
                                                -----------   ----------    ----------   ---------    ----------
         Total revenues                             91,725      126,956        50,388      26,278        18,195

   Interest expense                                 35,968       25,133        11,021       8,527         5,879
   Provision for credit losses                      11,906       10,030         5,416       2,480         2,510
   Unrealized loss on residual receivable           13,638           --            --          --            --
   Restructuring charges (2)                         6,838           --            --          --            --
   General and administrative expenses              96,366       84,284        23,490      10,419         7,359
                                                                            -
                                                -----------   ----------    ----------   ---------    ----------
         Total expenses                            164,716      119,447        39,927      21,426        15,748
                                                -----------   ----------    ----------   ---------    ----------

      Income (loss) from continuing
         operations before income taxes,           (72,991)       7,509        10,461       4,852         2,447
         minority interest and extraordinary
         item
   Provision (benefit) for income taxes              3,017       (3,900)          718         190           609
                                                -----------   ----------    ----------   ---------    ----------
      Income (loss) from continuing operations
          before minority interest and
          extraordinary item                       (76,008)      11,409         9,743       4,662         1,838
   Minority interest in (earnings) loss of              47         (156)          352         (81)          (46)
          subsidiaries
                                                -----------   ----------    ----------   ---------    ----------
      Income (loss) from continuing operations
          before extraordinary item               (75,961)      11,253        10,095       4,581         1,792
      Income (loss) from discontinued operations       --           --            --      (3,924)          546
          (3)
      Extraordinary item-gain on extinguishment of
          debt, net of $0 tax (4)                  18,216           --            --          --            --
                                                -----------   ----------    ----------   ---------    ----------
         Net income (loss)                      $  (57,745)   $  11,253     $  10,095    $    657     $   2,338
                                                ===========   ==========    ==========   =========    ==========
DILUTED EARNINGS PER SHARE:
   Continuing operations                             (7.81)        1.17          1.42        0.69          0.27
   Discontinued operations                              --           --            --       (0.59)         0.08
   Extraordinary item                                 1.87           --            --          --            --
                                                -----------   ----------    ----------   ---------    ----------
   Net income (loss) per share                  $    (5.94)   $    1.17     $    1.42    $   0.10     $    0.35
                                                ===========   ==========    ==========   =========    ==========

CASH FLOW DATA:
   Cash flow due to operating  cash income and     (62,775)     (26,652)       14,174       6,849         4,909
expenses
   Cash  provided  by (used in) loans held for     147,055      (119,637)     (92,652)     (17,025)      11,811
sale and other
                                                -----------   ----------    ----------   ---------    ----------
      Net   cash   provided   by   (used   in)
operating activities                            $   84,280    $ (146,289)   $ (78,478)   $ (10,176)   $  16,720
                                                == ========   = ========    = ========   = =======    = ========

BALANCE SHEET DATA:
   Total gross loans receivable                 $  124,739    $ 297,615     $ 189,532    $ 126,458    $  95,398
   Total residual assets                            43,857       63,202        13,215       3,831         1,872
   Total assets                                    257,209      416,152       224,149      144,931      109,448
   Total debt                                      239,276      336,920       169,596      129,950       95,015
   Total shareholders' equity                   $    5,801    $  63,374     $  46,635    $  9,885     $   9,700

-----------------------------------
(1) See Footnote 12. Sale of Subsidiary and Subsidiary's Assets in Notes to Consolidated Financial Statements.
(2) See Footnote 14. Restructuring Charge in Notes to Consolidated Financial Statements.
(3) The Company discontinued its apparel segment in 1995 and its transportation segment in 1994
(4) See Footnote 17. Extraordinary Item-Gain on Extinguishment of Debt in Notes to Consolidated Financial Statements.
(5) The Company did not pay any cash dividends on its common stock in the five years ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The discussion should be read in conjunction with the Consolidated Financial Statements and notes of the Company appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

               From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC, its letter to Shareholders, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Annual Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, the Company's ability to complete the implementation of its Year 2000 program on a timely basis and the ability of the Company's suppliers, vendors, customers, and other third parties on which the Company relies to be Year 2000 ready, and other detrimental developments.

               The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

               The Company does not have, and expressly disclaims, any obligation to release publicly any updates or any changes in the Company's expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

GENERAL

               The Company is headquartered in Greenville, South Carolina, and primarily engages in the business of originating, purchasing, selling, securitizing and servicing mortgage loan products to sub-prime customers. Prior to the sale of the Company's auto loan portfolio in March 1998, the Company also originated, securitized and serviced auto loans. Prior to the sale of substantially all of the assets of the small business loan unit in the fourth quarter of 1998, the Company made loans to small businesses primarily for the acquisition or refinancing of real estate or property, plant and equipment, working capital, and debt consolidation. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc. ("CII"), a small mortgage lending company, which had been in operation since 1963. From the date of this acquisition through December 31, 1997, the Company has experienced a compounded annual growth rate of 84% in loan originations. In 1998, loan originations declined 33% from the prior year.

               There were two primary factors that resulted in lower production in 1998 compared to 1997. First was a decision at the beginning of 1998 to segregate the origination and the underwriting processes. In connection with this reorganization, several managers of the HomeGold retail operations left the Company. Second was a decision by the Company to "tighten" underwriting guidelines in response to investor concerns related to the quality of loans that the Company and its competitors were originating.

               In 1997, the Company decided to focus primarily on the Company's larger direct mail retail mortgage operation and its mortgage brokerage business. This resulted in the sale of the small retail origination subsidiary, Sterling Lending Corp. ("SLC") in August 1998. In the fourth quarter of 1997, the Company began restructuring its Mortgage Loan retail product line distribution channel. As a result of the restructuring and other factors, mortgage loan origination volumes declined each quarter in 1998. Having assessed market conditions, management made strategic decisions to streamline retail mortgage lending operations. Retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona, and Houston, Texas were consolidated in November 1998 into the Greenville retail operating center located at the Company headquarters in Greenville, South Carolina.

               The impact of the above restructuring resulted in the elimination of 204 positions or approximately 28% of the Company's work force. The Company incurred a $6.8 million restructuring charge in the fourth quarter as a result of this decision. Management feels these charges will be beneficial by creating efficiencies through consolidation of operations and implementation of future strategic directives, and better aligning expenses with current levels of production.

               The Company believes as a result of higher than anticipated prepayments on securitized loan pools and concerns in the market about the credit worthiness of several issuers of securitized assets, corporate interest rates spreads within the industry have widened significantly in the last half of the third quarter of 1998. These conditions have negatively impacted the securitization and whole loan sale markets. As spreads widened, securitization as a means of financing has become less attractive. As a result, more issuers are turning to the whole loan sale market. As this whole loan product flows into the market, whole loan sale premiums have eroded, which has, in turn, adversely impacted issuer's profitability and created a liquidity crisis for the industry.

               The Company responded to the higher than anticipated prepayments on securitized loan pools by increasing the prepayment assumptions from 20 CPR ("constant prepayment rate") to 30 CPR. This decision resulted in a fair market value write-down of $13.6 million during 1998. The Company also responded to the market liquidity concerns by making liquidity the Company's primary objective in 1998. This decision resulted in a strategy in the last nine months in 1998 of selling all loans on a whole loan cash basis and not participating in any securitizations. This decision also resulted in reducing the size of the loan portfolio. The loan portfolio declined $171.5 million or 59.5%. A part of the loan portfolio reduction resulted from the sale of the auto loan portfolio and the sale of the small business loan portfolio. The sale of the auto loan portfolio resulted in the company receiving $20.4 million while the sale of the small business loan portfolio resulted in the company receiving net cash proceeds of approximately $49.3 million after repayment of warehouse lines of credit, required escrow funding, and payment of transaction costs.

               The Company's decision to reduce the loan portfolio size also allowed the Company to use excess liquidity to repurchase $38.4 million of its senior unsecured debt, and realize an extraordinary gain of $18.2 million on the extinguishment of this debt. The Company may, from time to time, continue to acquire its senior debt. In the first two months of 1999, the Company repurchased an additional $35.4 million of senior debt, for a net gain of $16.9 million.

               As a result of higher customer loan prepayments than anticipated on both the portfolio and the securitized loan pools and the decision to reduce the loan portfolio by whole loan selling loans, the Company's serviced mortgage loan portfolio declined from $768.6 million at the end of 1997 to $550.3 million at the end of 1998.

               The combination of the above factors resulted in the Company having $36.9 million of cash and overnight investments on hand at December 31, 1998. The Company also had additional availability under its warehouse line of credit at the end of 1998 of $21.0 million. The Company believes that its effort to closely monitor its liquidity position has allowed the Company to weather the market turmoil in late 1998 while several competitors in the sub-prime mortgage industry were forced out of business.

               The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                         AT AND FOR THE YEARS ENDED DECEMBER 31,

                                                      --------------------------------------------
                                                            1998          1997         1996
                                                         ---------     ---------    ----------
                                                                   (DOLLARS IN THOUSANDS)
 MORTGAGE LOANS:
    Mortgage loans originated                         $   659,444  $   1,176,800 $    350,276
    Mortgage loans sold                                   623,675       435,333       284,794
    Mortgage loans securitized                             92,173       487,563            --
    Total mortgage loans owned (period end)               117,685       231,145       146,231
    Total serviced mortgage loans (period end)            550,304       768,556       146,231
    Total   serviced   unguaranteed   mortgage   loans    550,304       700,248       146,231
      (period end) (1)
    Average mortgage loans owned (2)                      245,915       215,790        97,281
    Average serviced mortgage loans (2)                   744,221       443,318        97,281
    Average serviced unguaranteed mortgage loans (1)      743,362       411,549        97,281
    Average interest earned (2)                             10.34%        10.92%        11.97%

 SMALL BUSINESS LOANS:
    Small business loans originated                   $   122,902  $     81,018  $     68,210
    Small business loans sold                             141,041        41,232        33,060
    Small business loans securitized                        1,827        24,286        12,851
    Total small business loans owned (period end)           7,054        45,186        29,385
    Total serviced small business loans (period end)        7,054       198,876       140,809
    Total serviced  unguaranteed small business
      loans                                                 7,054        78,822        44,017
       (period end) (3)
    Average small business loans owned (2)                 59,598        38,427        26,700
    Average serviced small business loans (2)             202,446       165,053       125,723
    Average  serviced  unguaranteed  small  business       82,270        61,420        34,442
      loans (2) (3)
    Average interest earned (2)                             14.28%        15.89%        12.61%

 AUTO LOANS:
    Auto loans originated                             $     2,982  $     15,703  $     18,287
    Auto loans sold                                        20,898            --            --
    Auto loans securitized                                                   --        16,107
    Total auto loans owned (period end)                        --        21,284        13,916
    Total serviced auto loans (period end)                     --        21,284        22,033
    Average auto loans owned (2)                            5,340        17,104        11,917
    Average serviced auto loans (2)                         5,340        22,267        21,277
    Average interest earned (2)                             21.28%        24.05%        23.57%

 TOTAL LOANS:
    Total loans receivable (period end)               $   124,739  $    297,615  $    189,532
    Total serviced loans (period end)                     557,358       988,716       309,073
    Total serviced  unguaranteed  loans (period end)      557,358       800,354       212,281
      (1)(3)

--------------------------------------------------------------------------------
(1)     Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed based on the daily averages except for monthly averages for Mortgage Loans in 1997 and 1996.
(3)     Excludes guaranteed portion of SBA Loans.

RESULTS OF OPERATIONS

               For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                         1998        1997         1996
                                                        --------    --------    ---------
     Interest income                                       38.2  %     26.8  %      35.5  %
     Servicing income                                      13.3         6.7          6.5
     Gross gain on sale of loans                           10.4        41.6         47.3
     Loan fee, net                                         12.8        23.8          8.2
     Gain on sale of subsidiaries' net asset               20.7          --           --
     Other revenues                                         4.6         1.1          2.5
                                                        ========    ========    =========
             Total revenues                               100.0  %    100.0  %     100.0  %
                                                        ========    ========    =========

     Interest expense                                      39.2  %     19.8  %      21.9  %
     Provision for credit losses                           13.0         7.9         10.7
     Fair market writedown on residual receivables         14.9          --           --
     Salaries, wages and employee benefits                 61.7        37.8         27.1
     Business development costs                            11.8         5.9          3.2
     Restructuring charges                                  7.5          --           --
     Other general and administrative expenses             31.5        22.7         16.3
     Income from  income  taxes,  minority  interest     (79.6)         5.9         20.8
     and extraordinary item
     Provision (benefit) for income taxes                    3.3       (3.1)         1.4
     Minority   interest  in   (earnings)   loss  of          --       (0.1)         0.7
     subsidiary
     Extraordinary item                                    19.9          --           --
                                                        --------    --------    ---------
             Net income (loss)                           (63.0)  %      8.9  %      20.1  %
                                                        ========    ========    =========


YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

               The Company recognized a net loss of $57.7 million for the year ended December 31, 1998 as compared to net income of $11.3 million for the year ended December 31, 1997. This net loss was mainly due to the Company's loan production volume being below capacity levels in relation to the general and administrative expense structure. Included in the $57.7 million net loss are several unusual items that included a $13.6 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools, a $6.8 million restructuring charge, a gain on sale of subsidiaries' net assets of $19.0 million, and an $18.2 million gain on extinguishment of debt.

               Total revenues decreased $35.2 million, or 27.8%, to $91.7 million for the year ended December 31, 1998 from $127.0 million for the year ended December 31, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and decreases in gain on sale of loans. The decrease in gain on sale of loans was partly offset by higher interest income and servicing income, and gain on sale of subsidiaries' net assets.

               Interest income increased $1.1 million, or 3.1%, to $35.1 million for the year ended December 31, 1998 from $34.0 million for the year ended December 31, 1997. The increase in interest income resulted primarily from a $39.5 million or 14.6% increase in average loan balance to $310.9 million in 1998 from $271.4 million in 1997. This increase was partly offset by a reduction in the average yield of 125 basis points. The yield in 1998 was 11.28% compared to 12.53% in 1997. The increase in the average loan balance resulted from a $30.2 million increase in the Company's mortgage loan portfolio, a $21.2 million increase in the small-business loan portfolio and a $11.9 million reduction in the auto loan portfolio. The increase in the average mortgage portfolio related primarily to growth in the portfolio in the first six months of 1998. In the third quarter of 1998, the Company began reducing the amount of mortgage loans held in its portfolio. The reduction in the yield earned resulted from both a change in the mix of the Company's total portfolio, more mortgage and small business and less auto, combined with lower mortgage and commercial rates. Weighted average mortgage rates declined 58 basis points from 10.92% in 1997 to 10.34% in 1998. Weighted average commercial rates declined 161 basis points from 15.89% in 1998 to 14.28 % in 1999.

               Servicing income increased $3.7 million, or 43.8%, to $12.2 million for the year ended December 31, 1998 from $8.5 million for the year ended December 31, 1997. This increase was due principally to the securitization of mortgage loans throughout 1997 and in the first quarter of 1998, for which the Company retained servicing rights. Prior to 1997, all mortgage loans sold were sold servicing released, therefore the mortgage serviced portfolio was just beginning to grow during 1997. The average serviced mortgage loan portfolio increased $300.9 million, or 40.4%, to $744.2 million for the year ended December 31, 1998 from $443.3 million for the year ended December 31, 1997.

               Gross gain on sale of loans declined $43.4 million, or 82.1%, to $9.5 million for this year ended December 31, 1998, from $53.9 million for the year ended December 31, 1997. Cash gain on sale of loans decreased $12.8 million, or 90.5%, to $1.3 million for the year ended December 31, 1998 from $14.2 million for the year ended December 31, 1997. The decrease resulted principally from lower premiums and discounts on sales of mortgage loans.

               The Company believes the significant change in the premiums (discounts) received in 1998 resulted primarily from two factors. First, the Company sold at a discount substantially all of the second lien mortgage loans it held, that were not underwritten in accordance with Company guidelines. In an effort to increase loan production, former employees approved loans that did not meet Company guidelines. Second, the Company received significantly lower premiums on loan sales in the third and fourth quarters of 1998 because of a market surplus in the supply of loans in the resale market. The Company believes this surplus, in turn, resulted from the decision of issuers of securitized loan pools to sell their loan products in the whole loan cash market when securitization, as a means of financing, became less attractive. Securitization became less attractive as the corporate interest rate spreads required by investors increased in the latter half of 1998. Investors required higher spreads because of concerns related to higher than anticipated prepayments on securitized loan pools and concerns about the credit worthiness of several issuers.

               Loans sold increased $261.1 million, or 50.4%, to $778.9 million for the year ended December 31, 1998 from $517.8 million for the year ended December 31, 1997. The increase in loans sold resulted from the Company's decision to increase its liquidity by reducing its loan portfolio. The weighted average cash gain on sale of Loans was 0.2% and 2.7% for the years ended December 31, 1998 and 1997, respectively.

               Non-cash gain on sale of loans decreased $30.5 million, or 79.0%, to $8.1 million for the year ended December 31, 1998 from $38.7 million for the year ended December 31, 1997. The decrease in non-cash gain on sale of loans was due principally to the Company's decision not to do a mortgage securitization in the last three quarters of 1998. The Company securitized $92.3 million in loans for the year ended December 31, 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.81%, net of expenses. The Company securitized $509.8 million in loans for the year ended December 31, 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 7.59%, net of expenses.

               Loan fees decreased $18.5 million, or 61.1%, to $11.7 million for the year ended December 31, 1998 from $30.2 million for the year ended December 31, 1997. Loan fees received as a percentage of retail production for the year ended December 31, 1998 were 4.65% as compared to 4.82% for the year ended December 31, 1997. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

               In 1998, the Company realized a net $19.0 million gain on sale of subsidiaries' net assets. The Company completed the sale of substantially all of the assets of its auto loan unit for book value on March 19, 1998. No significant gain or loss was recognized on this transaction. On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination unit, Sterling Lending Corporation. There was no significant gain or loss recorded as a result of this sale. On November 13, 1998, the Company sold the majority of the assets of its small business lending units. The gain realized in 1998 was approximately $19.7 million net of related costs. On December 2, 1998, the Company sold the majority of its asset-based lending unit. This transaction completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000.

               Other revenues increased $2.8 million to $4.2 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997. Other revenues are comprised principally of insurance commissions, underwriting fees, late charges, warrant valuations, and management fees received in connection with the mezzanine lending operation. The increase of other revenues resulted principally from the increased value of securities owned relating to the commercial mezzanine lending operation in the amount of approximately $500,000 and higher underwriting fees and late charge fees received in 1998.

               Total expenses increased $45.3 million, or 37.9%, to $164.7 million for the year ended December 31, 1998 from $119.4 million for the year ended December 31, 1997. Total expenses are comprised of interest expense, provision for credit losses, fair value write-down of residual receivables, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The increased expenses are due largely to the Company's increased Mortgage Loan retail origination operations during 1997 with the opening of the Greenville office in the first quarter and the opening of the Houston office in the fourth quarter. However, management has reduced general and administrative expenses during 1998 from an average of $9.9 million per month in the first quarter of 1998, to $8.6 million per month in the second quarter of 1998, to $7.4 in the third quarter of 1998, and to $6.3 in the fourth quarter of 1998 (excluding $6.8 million restructuring charge). Management anticipates that in the first quarter of 1999 general and administrative expenses will be lower than the fourth quarter 1998, mainly as a result of personnel reductions and the restructuring initiated in November 1998. First quarter 1999 general and administrative expenses are anticipated to average approximately $3.6 million per month.

               Interest expense increased $10.8 million, or 43.1%, to $36.0 million for the year ended December 31, 1998 from $25.1 million for the year ended December 31, 1997. The increase in interest expense was due principally to additional borrowings associated with the increase in the Company's average mortgage and small-business loan portfolio, the offering of the Company's Senior Notes due 2004 ("Senior Notes") in September 1997, and the higher borrowing levels that were required to fund the Company's operating loss in 1998. For the year ended December 31, 1998 and 1997, the Company incurred interest expense of approximately $13.5 million and $5.1 million, respectively related to the Senior Notes.

               Provision for credit losses increased $1.9 million, or 18.7%, to $11.9 million for the year ended December 31, 1998 from $10.0 million for the year ended December 31, 1997. The increase in the provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans, including delinquent loans purchased out of the mortgage securitizations, which totaled $10.0 million for the year ended December 31, 1998.

               As the result of higher than anticipated prepayments in 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 1997.

               In November 1998, the Company decided to close three retail loan origination centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge related to the write-down of fixed assets to net realizable value on assets no longer used by the Company was $3.6 million, the estimated costs of employee relocation costs and employee severance was approximately $1.4 million, and the estimated net lease cost on facilities no longer being used was $1.8 million.

               Total general and administrative expense increased $12.1 million, or 14.3%, to $96.4 million for the year ended December 31, 1998, from $84.3 million for the year ended December 31, 1997. This resulted primarily because salaries, wages and employee benefits increased $8.5 million, or 17.8%, to $56.6 million in 1998, from $48.0 million in 1997, and business development costs increased $3.3 million to $10.8 million in 1998 from $7.5 million in 1997. The increased personnel costs resulted from the expansion of the mortgage retail product distribution channels in 1997 and early 1998 in the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail regional operating centers in Greenville (first quarter of 1997) and Houston (fourth quarter of 1997). The higher business development costs also related to the retail lending expansion. The higher general and administrative expenses were also the result of expenditures associated with an anticipated higher level of production volume planned for in 1998, which did not occur.

               The Company has recorded current income tax expense of $3.0 million for the year ended December 31, 1998, even though overall the Company generated a pre-tax loss for the year ended December 31, 1998. The Company has not recorded a deferred tax benefit related to the current loss due to management's assessment of the recoverability of the related deferred tax asset. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

               Total revenues increased $76.6 million, or 152%, to $127.0 million in 1997 from $50.4 million in 1996. The higher level of revenues resulted principally from increases in interest income, servicing income, and gain on sale of loans.

               Interest income increased $16.1 million, or 90%, to $34.0 million in 1997 from $17.9 million in 1996. This growth resulted primarily from the growth in the mortgage loan portfolio. Interest income earned by the mortgage loan portfolio increased $12.6 million, or 92%, to $26.3 million in 1997 from $13.7 million in 1996. This increase was due principally to the growth in the average outstanding mortgage loan portfolio, which increased $143.0 million, or 147%, to $240.3 million in 1997 from $97.3 million in 1996, reflecting the increased loan origination levels generated by the Company's additional mortgage loan originators.

               Servicing income increased $5.2 million, or 158%, to $8.5 million in 1997 from $3.3 million in 1996. This increase was due principally to the securitization of Mortgage Loans in 1997, for which the Company retained servicing rights. Prior to 1997, the Company sold its mortgage loans without retaining servicing rights. The Company securitized $487.6 million in mortgage loans in 1997. The average serviced mortgage loan portfolio increased $343.5 million, or 353%, to $440.8 million from $97.3 million.

               Gross gain on sale of loans increased $29.0 million or 121.8%, to $52.8 million for the year ended December 31, 1997, from $23.8 million for the year ended December 31, 1996. Cash gain on sale of loans decreased $6.7 million, or 32%, to $14.2 million in 1997 from $20.9 million in 1996. The decrease resulted principally from decreased premiums on sales of Mortgage Loans. The weighted average gain on sale of Mortgage Loans decreased 3.3%, or 54%, to 2.8% in 1997 from 6.1% in 1996. This decrease in premiums is due primarily to the product sold in 1997 compared to 1996. In 1996, the majority of loans sold was first mortgage loans. In 1997, most first mortgage loans originated were securitized, while second mortgage loans were whole-loan sold. Mortgage Loans sold increased $150.5 million, or 53%, to $435.3 million in 1997 from $284.8 million in 1996.

               Non-cash gain on sale of loans increased $35.7 million to $38.7 million in 1997 from $3.0 million in 1996. The increase in non-cash gain on sale of loans was due principally to the securitization of mortgage loans in 1997, which was not done prior to 1997. The Company securitized $487.6 million in mortgage loans in 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 7.4%, net of expenses. All non-cash gain on sale of loans in 1996 related to the small business loan portfolio.

               Loan fees increased $26.0 million to $30.2 million in 1997 from $4.2 million in 1996. The higher loan fees were due principally to the increase in retail mortgage loan originations. The Company receives substantially higher fees on loans it originates through its retail operations than it receives on loans purchased. Retail loan originations increased $493.9 million, or 718%, to $562.7 million in 1997 from $68.8 million in 1996. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

               Other revenues increased $158,000, or 13%, to $1.4 million in 1997 from $1.2 million in 1996. Other revenues are comprised principally of insurance commissions and management fees. The increase of other revenues resulted principally from the increase in the Company's loan originations.

               Total expenses increased $79.5 million, or 199%, to $119.4 million in 1997 from $39.9 million in 1996. Total expenses are comprised of interest expense, provision for credit losses, salaries, wages and employee benefits, business development, and other general and administrative expenses.

               Interest expense increased $14.1 million, or 128%, to $25.1 million in 1997 from $11.0 million in 1996. The increase in interest expense was due principally to increased borrowings by the Company associated with increased mortgage loan originations and the offering of the Company's Senior Notes. Interest expense related to the Mortgage Loan Portfolio increased $10.1 million in 1997 from 1996. Average borrowings attributable to the Mortgage Loan portfolio, both under its warehouse credit facilities and in connection with the sales of notes payable to investors and subordinated debentures, increased $134.6 million, or 105%, to $262.3 million at December 31, 1997 from $127.7 million at December 31, 1996. In September 1997, the Company also completed the $125.0 million offering of the Company's Senior Notes with interest payable at 10.75%.

               Provision for credit losses increased $4.6 million, or 85%, to $10.0 million in 1997 from $5.4 million in 1996. The provision was made to maintain the general reserves for credit losses associated with loans held for investment, as well as to increase specific reserves for possible losses with regard to particular loans.

               General and administrative expense increased $60.8 million, or 259%, to $84.3 million in 1997 from $23.5 million in 1996. This is a result primarily from increased personnel costs due to the continued expansion of the mortgage retail product distribution channels in 1997 in the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail lending offices in Greenville and Houston in 1997. General and administrative expenses increased to 13.4% of average serviced loans in 1997 from 9.6% in 1996, principally as a result of the higher costs associated with the retail mortgage origination facilities. Retail production increased 717% in 1997.

               Net income increased $1.2 million, or 12%, to $11.3 million in 1997 from $10.1 million in 1996. The improvement in income was due principally to the increased growth and profitability of the small business loan operations. The Company also recorded a $3.9 million tax benefit in 1997 due to the recognition of the deferred tax benefit associated with the net operating loss carryforward.

FINANCIAL CONDITION

               Net loans receivable decreased $171.5 million to $116.9 million at December 31, 1998 from $288.4 million at December 31, 1997. The reduction in net loans receivable resulted primarily from two company decisions: (1) to sell the auto and the small business loan portfolios with outstanding loan balances at December 31, 1997, of $21.3 million and $45.2 million, respectively; and (2) to increase liquidity and reduce debt by selling residential mortgage loans.

               The residual receivables were $43.9 million at December 31, 1998, and $63.2 million at December 31, 1997. This decrease resulted primarily from the amortization of the residual asset, the write-downs as a result of higher than anticipated prepayments, the sale of the small business loan residual receivables, partially offset by the amount of retention of the residual interest certificates in the Company's Mortgage Loan securitization completed in the first quarter of 1998.

               Net property and equipment increased by $1.6 million to $19.7 million at December 31, 1998, from $18.1 million at December 31, 1997. This increase resulted primarily from the $4.8 million renovation of the new corporate office building in Greenville, South Carolina, and approximately $1.6 million of computer software cost that was classified as other assets at December 31, 1997 since the software had not been implemented in 1997. These amounts were partly offset by a $3.6 million restructuring charge related to the write-offs of equipment that resulted from the closing of three retail loan origination offices. Also included in other assets at December 31, 1997 was $1.1 million of pre-funded payroll expense. Due to the holidays, the cash required for the first payroll in 1998 was pre-funded.

               Real estate and personal property acquired in foreclosure increased $2.6 million to $5.9 million at December 31, 1998, from $3.3 million at December 31, 1997.

               The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes). At December 31, 1998, the Company had debt outstanding under revolving warehouse lines of credit to banks of $16.7 million, which compares with $77.6 million at December 31, 1997, for a decrease of $60.9 million. During the second quarter of 1998, the Company obtained a three-year $200 million revolving warehouse line of credit that was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. This line of credit was subsequently reduced to $100.0 million to reflect the Company's reduced loan volume levels. At December 31, 1998, the Company had $135.9 million of CII Notes and subordinated debentures outstanding, which compares with $134.3 million at December 31, 1997, for an increase of $1.6 million.

               The aggregate principal amount of outstanding Senior Notes was $86.6 million at December 31, 1998 compared to $125.0 million on December 31, 1997. In 1998, the Company purchased $38.4 million face amount of its Senior Notes for a purchase price of $18.9 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

               Total shareholders' equity at December 31, 1998 was $5.8 million, which compares to $63.4 million at December 31, 1997, a decrease of $57.6 million. This decrease resulted principally from a net loss of $57.7 million for the year ended December 31, 1998.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

               The Company is exposed to the risk of loan delinquencies and defaults with respect to loans retained in its portfolio. With respect to loans to be sold on a non-recourse basis, the Company is at risk for loan delinquencies and defaults on such loans while they are held by the Company pending such sale. To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover inherent losses in loans receivable.

               The table below summarizes certain information with respect to the Company's allowance for credit losses on the owned portfolio for each of the periods indicated.

                    SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                                                AT AND FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1997        1996
                                                            ---------    ---------   ---------
                                                                    (IN THOUSANDS)

        Allowance  for credit  losses at  beginning  of  $     6,528  $     3,084    $  1,874
            period

        Net charge-offs                                       (8,791)      (5,166)     (2,494)
        Provision charged to expense                          11,905       10,030       5,416
        Write-down   of   allowance   due  to  sale  of
            receivables                                       (2,983)      (1,420)     (1,712)
                                                            ---------    ---------   ---------

        Allowance  for credit  losses at the end of the
            period                                        $     6,659  $     6,528    $  3,084
                                                            =========    =========   =========

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

            SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                                       AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998           1997          1996
                                                       -----------    -----------   -----------
                                                                  (IN THOUSANDS)
        RESIDUAL SECURITIES:
        Allowance for losses at beginning of          $    14,255     $    1,202    $      773
            period

        Net charge-offs                                      (147)        (1,645)       (1,283)
        Anticipated losses net against gain                 2,242         13,278            --
        Allowance   transferred  from  (to)  owned             --          1,420         1,712
        portfolio
        Mark-to-market adjustment                          (6,228)            --            --
        Sale of small business residual assets             (2,957)            --            --
                                                       -----------    -----------   -----------

        Allowance for losses at end of period        $      7,165     $   14,255    $    1,202
                                                       ===========    ===========   ===========

               The value of the residual receivables retained by the Company would be impaired to the extent losses on the securitized loans exceed the amount estimated when determining the residual cash flows.

               The table below summarizes the Company's allowance for credit losses with respect to the Company's total combined serviced portfolio (including both owned and securitized loan pools) for each of the periods indicated.

              SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                       AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998           1997          1996
                                                       -----------    -----------   -----------
                                                                  (IN THOUSANDS)
        Allowance  for credit  losses at beginning       $ 20,783     $    4,286    $    2,647
        of period

        Net charge-offs                                    (8,938)        (6,811)       (3,777)
        Provision charged to expense                       11,905         10,030         5,416
        Provision    netted    against   gain   on          2,242         13,278            --
            securitizations
        Mark-to-market adjustment                          (6,228)            --            --
        Sale of small business residual assets             (2,957)            --            --
        Write-down  of  allowance  due to  sale of         (2,983)            --            --
            receivables
                                                         ---------       --------      --------
        Allowance  for credit losses at the end of
            the period                                   $ 13,824     $   20,783    $    4,286
                                                         =========       ========      ========

        The total allowance for credit losses as shown on the balance sheet is as follows:

        Allowance for credit losses on loans             $  6,659     $    6,528    $    3,084
        Allowance  for credit  losses on  residual          7,165         14,255         1,202
            receivables
                                                         ---------       --------      --------
        Total allowance for credit losses                $ 13,824     $   20,783    $    4,286
                                                         =========       ========      ========

               The following table sets forth the Company's allowance for credit losses on the combined serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                              AT AND FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                           --------------------------------
                                                                              1998       1997      1996
                                                                           --------------------------------
ALLOWANCE FOR CREDIT LOSSES AS A % OF COMBINED SERVICED LOANS (1):
     Mortgage loans                                                             2.09%     1.98%    0.80%
     Small business loans                                                      32.61      6.76     3.84
     Auto loans                                                                   --      7.58     6.45
          Total allowance for credit losses as a % of serviced loans            2.48      2.60     2.02

NET CHARGE-OFFS AS A % OF AVERAGE COMBINED SERVICED LOANS (2):
     Mortgage loans                                                             0.92      0.32     0.81
     Small business loans                                                       1.58      2.74     2.71
     Auto loans                                                                14.95     17.17     9.65
          Total net charge-offs as a  % of  total serviced loans                1.08      1.38     2.47

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF COMBINED SERVICED LOANS (1):
     Mortgage loans                                                            13.62      8.00     7.26
     Small business loans                                                         --      4.17     7.92
     Auto loans                                                                   --      9.41    17.09

          Total loans  receivable  past due 30 days or more as a % of total    13.44      7.66     8.41
serviced loans

TOTAL  ALLOWANCE FOR CREDIT LOSSES AS A % OF COMBINED  SERVICED  LOANS PAST    35.27%    94.33%   88.71%
DUE 90 DAYS OR MORE (1)

        ------------------
(1) For purposes of these calculations, combined serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

(2) Average serviced loans have been determined by using beginning and ending balances for the period presented except that the 1996 and 1997 averages are calculated based on the daily averages for small business loans and auto loans and monthly averages for the Mortgage Loans (rather than the beginning and ending balances).

               Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued and reversed when a loan is either over 90 days past due, the collateral is determined to be inadequate, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

               Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Since these pools are new, it is anticipated that the delinquencies will ramp up during the first one to two years. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Company's securitized mortgage loan pools.


                                CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------
    MONTHS FROM POOL           1997-1       1997-2        1997-3            1997-4       1998-1
        INCEPTION
--------------------------------------------------------------------------------------------------
            1             $  77,435,632  $ 120,860,326  $ 130,917,899  $ 118,585,860  $ 62,726,105
            2             $  77,405,312  $ 120,119,653  $ 169,093,916  $ 118,061,792  $ 62,300,302
            3             $  76,709,417  $ 119,364,510  $ 168,182,957  $ 148,291,454  $ 61,609,815
            4             $  75,889,160  $ 118,965,905  $ 166,783,489  $ 146,880,279  $ 60,768,433
            5             $  75,395,969  $ 117,238,693  $ 165,608,534  $ 145,775,696  $ 59,347,948
            6             $  74,630,019  $ 115,870,168  $ 164,084,260  $ 144,465,651  $ 58,739,309
            7             $  73,149,957  $ 113,537,447  $ 161,880,416  $ 143,048,555  $ 57,829,352
            8             $  72,261,386  $ 112,100,397  $ 158,220,175  $ 140,482,698  $ 56,918,186
            9             $  71,342,842  $ 110,468,401  $ 155,854,981  $ 137,318,432  $ 55,894,240
           10             $  70,195,198  $ 107,887,242  $ 153,193,421  $ 134,991,772  $ 54,887,268
           11             $  68,981,147  $ 105,138,088  $ 148,382,102  $ 131,582,081
           12             $  67,149,553  $ 102,142,062  $ 144,556,568  $ 129,029,429
           13             $  65,705,603  $  98,876,084  $ 140,265,621  $ 125,457,545
           14             $  63,210,889  $  95,394,444  $ 136,583,138
           15             $  60,052,314  $  92,501,939  $ 133,252,925
           16             $  58,133,496  $  89,402,897  $ 129,792,748
           17             $  56,900,372  $  83,793,933
           18             $  55,154,969  $  81,637,626
           19             $  50,852,179  $  79,392,938
           20             $  49,702,926
           21             $  48,629,373
           22             $  45,780,152

                             DELINQUENCIES > 30 DAYS PAST DUE
--------------------------------------------------------------------------------------------------
    MONTHS FROM POOL           1997-1       1997-2           1997-3          1997-4       1998-1
        INCEPTION
--------------------------------------------------------------------------------------------------
            1             $          0   $    515,954   $    609,201   $    402,972   $     44,600
            2             $  1,499,056   $  1,631,017   $  2,042,757   $  2,132,028   $  1,223,964
            3             $  1,931,761   $  3,930,423   $  4,498,266   $  5,049,035   $  2,013,525
            4             $  3,760,774   $  5,399,569   $  8,546,414   $  7,290,097   $  3,872,888
            5             $  5,220,385   $  7,293,856   $ 12,337,604   $ 10,290,987   $  3,825,651
            6             $  5,849,574   $  9,790,732   $ 13,432,454   $ 13,459,369   $  5,199,587
            7             $  6,777,962   $ 11,933,526   $ 15,076,729   $ 12,443,357   $  6,248,301
            8             $  8,078,783   $ 12,484,893   $ 17,745,496   $ 13,861,088   $  5,983,226
            9             $  8,528,559   $ 12,471,739   $ 18,099,411   $ 16,777,959   $  6,591,674
           10             $ 10,008,415   $ 11,304,455   $ 16,680,011   $ 19,050,239   $  6,317,098
           11             $ 10,728,125   $ 12,630,402   $ 18,929,917   $ 18,524,292
           12             $  9,257,295   $ 14,540,910   $ 21,295,026   $ 18,470,254
           13             $  9,578,031   $ 12,933,959   $ 22,303,472   $ 18,645,129
           14             $ 10,757,672   $ 12,674,148   $ 21,746,520
           15             $  9,401,614   $ 14,212,157   $ 23,240,338
           16             $  8,127,303   $ 14,386,886   $ 22,031,312
           17             $  8,227,263   $ 11,723,546
           18             $  8,708,963   $ 11,171,133
           19             $  7,349,210   $ 12,018,899
           20             $  7,217,783
           21             $  7,120,727
           22             $  6,661,879



               Included in the principal balances and delinquency amounts is $2.7 million of real estate acquired through foreclosure.


           DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
---------------------------------------------------------------------------------------
    MONTHS FROM POOL        1997-1    1997-2   1997-3    1997-4   1998-1    AVERAGE
        INCEPTION
---------------------------------------------------------------------------------------
            1                0.00  %   0.43  %  0.47  %   0.34  %  0.07  %   0.26   %
            2                1.94  %   1.36  %  1.21  %   1.81  %  1.96  %   1.65   %
            3                2.52  %   3.29  %  2.67  %   3.40  %  3.27  %   3.03   %
            4                4.96  %   4.54  %  5.12  %   4.96  %  6.37  %   5.19   %
            5                6.92  %   6.22  %  7.45  %   7.06  %  6.45  %   6.82   %
            6                7.84  %   8.45  %  8.19  %   9.32  %  8.85  %   8.53   %
            7                9.27  %  10.51  %  9.31  %   8.70  % 10.80  %   9.72   %
            8               11.18  %  11.14  % 11.22  %   9.87  % 10.51  %   10.78  %
            9               11.95  %  11.29  % 11.61  %  12.22  % 11.79  %   11.77  %
           10               14.26  %  10.48  % 10.89  %  14.11  % 11.51  %   12.25  %
           11               15.55  %  12.01  % 12.76  %  14.08  %            13.60  %
           12               13.79  %  14.24  % 14.73  %  14.31  %            14.27  %
           13               14.58  %  13.08  % 15.90  %  14.86  %            14.61  %
           14               17.02  %  13.29  % 15.92  %                      15.41  %
           15               15.66  %  15.36  % 17.44  %                      16.15  %
           16               13.98  %  16.09  % 16.97  %                      15.68  %
           17               14.46  %  13.99  %                               14.22  %
           18               15.79  %  13.68  %                               14.74  %
           19               14.45  %  15.14  %                               14.80  %
           20               14.52  %                                         14.5   %
           21               14.64  %                                         14.64  %
           22               14.55  %                                         14.55  %

ACTUAL HISTORICAL LIFE TO
  DATE PREPAYMENT SPEED      22.05 %   20.51 %  16.80  %  14.47 %  14.00  %


LIQUIDITY AND CAPITAL RESOURCES

               The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As a result of selling its loans for cash in the whole loan market and as a result of selling more loans in 1998 than were originated in 1998, the Company experienced a positive cash flow from operating activities in 1998. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be obtained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes ("CII Notes"), senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

               The Company overcollateralizes loans as a credit enhancement on the mortgage securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company determined in the second quarter of 1998 to conduct whole loan sales for the remainder of the year so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the last three quarters of 1998. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in 1999, the Company began paying, on a limited basis, some yield spread premiums as a way to increase its wholesale production.

               The table below summarizes cash flows provided by and used in operating activities:

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    ------------   -----------
                                                                            (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and excess cash flow from        $   16,548     $     3,687    $    3,782
securitization trusts
     Interest received                                            36,127          31,716        17,392
     Cash gain on sale of loans                                    1,343          14,153        20,862
     Cash loan origination fees received                          18,255          31,843         4,714
     Other cash income                                             5,388           1,875         1,266
                                                                 --------       ---------      --------
          Total operating cash income                             77,661          83,274        48,016

OPERATING CASH EXPENSES:
     Securitization costs                                           (851)         (3,646)         (849)
     Securitization hedge losses                                      --          (2,125)           --
     Cash operating expenses                                     (99,551)        (81,594)      (21,625)
     Interest paid                                               (37,519)        (20,980)      (11,046)
     Taxes paid                                                   (2,515)         (1,581)         (322)
                                                                 --------       ---------      --------
          Total operating cash expenses                          (140,436)      (109,926)      (33,842)

     CASH FLOW (DEFICIT) DUE TO OPERATING CASH INCOME            (62,775)        (26,652)       14,174
AND EXPENSES

OTHER CASH FLOWS:
     Cash used in other payables and receivables                 (12,541)         (5,355)       (4,949)
     Cash provided (used) in loans held for sale                 123,674        (114,282)      (86,770)
     Cash provided from sale of residual receivables              16,958              --            --
     Cash gain on sale of subsidiary assets                       18,964              --            --
                                                              -----------    ------------   -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $   84,280     $  (146,289)   $  (77,545)
                                                              ===========    ============   ===========

               Although the Company's 1998 operating activities resulted in providing $84.3 million in net cash, $123.7 million, $17.0 million and $19.0 million resulted from cash provided from loans sold, sale of residual receivables and gain on sale of subsidiaries' assets, respectively. Cash flow (deficit) due to operating cash income and expense was ($62.8) million, ($26.7) million and $14.2 million in 1998, 1997 and 1996, respectively.

               Cash and cash equivalents were $36.9 million at December 31, 1998, $7.6 million at December 31, 1997, and $1.3 million at December 31, 1996. Cash provided by operating activities was $84.3 million for the year ended December 31, 1998, compared to a usage of $146.3 million for the year ended December 31, 1997; cash provided by investing activities was $24.3 million for the year ended December 31, 1998, compared to cash used in investing activities of $11.6 million for the year ended December 31, 1997; and cash used in financing activities was $79.3 million for the year ended December 31, 1998, compared to cash provided by financing activities of $164.2 million for the year ended December 31, 1997. The increase in cash provided by operations was due principally to the increase in loan sales in relation to loan origination volume during 1998. Cash provided by investing activities was principally from the principal on loans not sold. The decrease in cash provided by financing activities was due principally to a $60.9 million net reduction on warehouse lines of credit.

               At December 31, 1998, the Company had a $100.0 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its Mortgage Loan originations. Based on the borrowing base limitations contained in the credit facility, at December 31, 1998, the Company had aggregate outstanding borrowings of $16.7 million and aggregate borrowing availability of $21.0 million. The credit facility bears interest at Prime + 0.75%. The credit facility matures on June 30, 2002. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII Notes outstanding and loans and advances by HGI and CII to the Company. The Company believes that it is currently in compliance with the loan covenants.

               During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement requires, among other matters, restrictions on the payment of dividends. At December 31, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $38.4 million face amount of its senior notes in 1998 and $35.9 million in the first two months of 1999. At December 31, 1998, $86.4 million in aggregate principal amount of Senior Notes were outstanding. At February 28, 1999, $51.3 million was outstanding.

               CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At December 31, 1998, CII had an aggregate of $118.6 million of investor notes outstanding bearing a weighted average interest rate of 7.4%, and an aggregate of $17.3 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII Notes and debentures have one-year maturities.

               Shareholders' equity decreased in 1998 by $57.6 million to $5.8 million at December 31, 1998, from $63.4 million at December 31, 1997. During 1997, stockholders equity increased $16.7 million to $63.4 million at December 31, 1997, from $46.6 million at December 31, 1996. The decrease in 1998 relates primarily to the losses incurred for the year, while the increase in 1997 resulted principally from the retention of income by the Company and the issuance of 494,000 additional shares of common stock at a value of $5.2 million related to the acquisition of the remaining 87% of Reedy River Ventures L.P. that the Company did not already own.

               The Company's primary objective in 1999 will be to insure adequate levels of liquidity as the Company strives to increase loan originations. The Company anticipates incurring operating losses in 1999. The Company plans to continue to reduce the loan portfolio through either whole loan sale or through securitizations. These sales will generate additional cash that can be used to fund operating losses, to fund declines in investor notes that could occur, or purchase additional subordinated debt, reducing interest expense. The Company plans to operate more like a mortgage banker that originates and sells loans, retaining only a small portfolio of loans until such time that the Company's operations support the levels of cash flow to justify rebuilding a portfolio of loans. Combining the Company's present level of liquidity, with its borrowing availability under the warehouse line of credit, and the Company's plans to further reduce both the senior subordinated debt and loan portfolio, Management believes these strategies will provide adequate cash flow to support the 1999 operating plan. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its need and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 1999.

LOAN SALES AND SECURITIZATIONS

               The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1998 and 1997, the Company had retained $19.0 and $69.8 million, respectively, of second mortgage loans on its balance sheet. During 1998, 1997, and 1996, the Company sold $623.7 million, $435.3 million, and $284.8 million, respectively, of Mortgage Loans and $141.0, $41.2 million, and $33.1 million, respectively, of the guaranteed portions of SBA Loans.

               On a quarterly basis in 1997, the Company securitized substantial amounts of its Mortgage Loans, totaling $487.6 million. In the first quarter of 1998, the Company securitized $92.2 million of Mortgage Loans. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts. These subordinate residual securities totaled $43.9 million, net of allowances, at December 31, 1998.

               A new securitization structure was completed for the fourth quarter 1997 Mortgage Loan securitization. This structure utilizes a real estate investment trust ("REIT") and allows sales treatment for financial reporting purposes, but debt treatment for tax purposes. Accordingly, this structure eliminates current taxes payable on the book gain, while maintaining the structural efficiency of tranching, previously only available through a real estate mortgage investment conduit ("REMIC") transaction. Additionally, under this structure, the Company has distributed .46% ownership in the REIT to a certain class of employees, with an initial value of approximately $62,000.

               In 1997, the Company began securitizing mortgage loans. Under this method, the Company sells Mortgage Loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used in past securitizations are appropriate and reasonable.

               The Company retains the right to service loans it securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. For the five mortgage securitizations completed to date, the servicing asset recorded represents a 10 basis point strip of cash flows from the stipulated servicing percentage.

               The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitizations at December 31, 1998:

                                            1997-1       1997-2         1997-3        1997-4       1998-1
                                           ----------   ----------    -----------   ----------- - ----------
Outstanding balance of loans             $45,780,152  $79,392,938   $129,792,748  $125,457,545  $54,887,268
securitized
Average stated principal balance              59,610       58,679         65,321        65,038       63,527
Weighted average coupon on loans              10.83%       10.73%         11.10%        11.01%       10.90%
Weighted average remaining term to          182 mths     182 mths       185 mths      191 mths     198 mths
stated maturity
Weighted average LTV                             78%          74%            76%           76%          76%
% of first mortgage loans                       100%         100%           100%          100%         100%
Weighted average pass-through rate to          7.36%        7.01%          6.90%         6.64%        5.49%
bondholders
Assumed annual losses                           0.60         0.60           0.60          0.60         0.60
Ramp period for losses                        0 mths       0 mths         0 mths        0 mths       3 mths
Assumed cumulative losses as a % of UPB        1.72%        1.70%          1.64%         1.65%        1.53%
Annual servicing fee                            0.50         0.50           0.50          0.50         0.50
Servicing asset                                 0.10         0.10           0.10          0.10         0.10
Discount rate applied to cash flow
after overcollateralization                    12.00        12.00          12.00         12.00        12.00
Prepayment speed:
   Initial CPR (1)                             0 CPR        0 CPR          0 CPR         0 CPR        0 CPR
   Peak CPR (1)                               30 CPR       30 CPR         30 CPR        30 CPR       30 CPR
   Tail CPR (1)                            28/26 CPR    28/26 CPR      28/26 CPR     28/26 CPR    28/26 CPR
   CPR ramp period (1)                       12 mths      12 mths        12 mths       12 mths      12 mths
   CPR peak period (1)                       24 mths      24 mths        24 mths       24 mths      24 mths
   CPR tail begins (1)                    37/49 mths   37/49 mths     37/49 mths    37/49 mths   37/49 mths
Annual wrap fee and trustee fee               0.285%       0.205%         0.195%        0.187%       0.185%
Initial overcollateralization required (2)      3.25           --             --            --           --
Final overcollateralization required (2)        6.50         3.75           3.75          3.75         3.75


(1) CPR represents an industry standard of calculating prepayment speeds and refers to Constant Prepayment Rate. The Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above.
(2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.


               Each of the Company's Mortgage Loan securitizations have been credit-enhanced by an insurance policy provided through a monoline insurance company such that the senior certificates have received ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's").

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

               The Company assesses the carrying value of its residual receivables and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be decreased through a charge against earnings in the period management recognizes the disparity. Conversely, if actual loan prepayments or defaults are better than the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be increased, with additional earnings recognized in the period management recognizes the disparity.

               At December 31, 1998 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows (dollars in thousands).

                                                                   Loans
                                                               --------------
       Carrying amount/fair value of retained interests        $      43,857

       Weighted-average life (in years)                                 2.67

       Prepayment speed assumption (annual rate)                          30  %
               Impact on fair value of 5% adverse change       $         806
               Impact on fair value of 10% adverse change      $       1,567

       Expected credit losses (annual rate)                             0.60  %
               Impact on fair value of 5% adverse change       $         284
               Impact on fair value of 10% adverse change      $         567

       Residual cash flows discount rate (annual)                       12.0  %
               Impact on fair value of 5% adverse change       $         643
               Impact on fair value of 10% adverse change      $       1,268

               These sensitivities are hypothetical and should be viewed with caution. As the figures indicate, any change in fair value based on a 5 percent variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

TAX CONSIDERATIONS

               As a result of operating losses incurred by the Company, the Company has net operating losses ("NOL") that can be used to offset future earnings. Federal tax laws provide that net operating loss carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. The Company believes its maximum cumulative change of control during the relevant three-year period was less than 50%.

               During 1998, the Company established a valuation allowance of $21.7 million against its deferred tax asset, resulting in a net deferred tax asset of $4.2 million at December 31, 1998. Management based the decision to record the valuation allowance based on the significant operating losses incurred during 1998. The amount of the reserves was established such that the amount of deferred tax assets on the books remained constant to the level at December 31, 1997. The amount of the remaining deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $58.0 million at December 31, 1998.

HEDGING ACTIVITIES

               The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company.

ACCOUNTING CONSIDERATIONS

               In June 1998, Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not assessed the impact of this standard.

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

IMPACT OF INFLATION

               Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and second-lien mortgage loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and residual receivables have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and residual receivables, adversely impacting earnings. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse line of credit.

YEAR 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

               The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

               Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

               The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems were year 2000 compliant, but this assessment has identified some portions which require remediation or upgrades. For its information technology exposures, to date the company is 95% complete on the remediation phase and 80% complete on the testing and implementation phases. The Company expects to complete these phases no later than April 30, 1999. Accordingly, the Company does not believe that the Year 2000 presents a material exposure. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

               The Company has queried its significant suppliers and subcontractors in writing. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS

               The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $100,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $81,000 ($66,000 expensed and $15,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $19,000 is attributable to the purchase of software and upgrades, which will be expensed as incurred.

RISKS

               Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would temporarily be unable to engage in normal business activities on and after January 1, 2000. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

               The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and adjusting staffing strategies.

       ----------------------------------------------------------------------------------------
      Resolution Phases    Assessment      Remediation      Testing       Implementation
        ----------------------------------------------------------------------------------------
        Information       100% Complete   95% Complete,   80% Complete,   80% Complete.
        Technology                        Expected        Expected        Expected completion
  E                                       completion      completion      date, April, 1999
  X                                       date, April,    date, April,
  P                                       1999            1999
  O    ----------------------------------------------------------------------------------------
  S    ----------------------------------------------------------------------------------------
  U     Operating         100% Complete   95% Complete    95% Complete    95% Complete
  R     Equipment with                    Expected        Expected        Expected completion
  E     Embedded Chips                    completion      completion      date, March, 1999
        or Software                       date, March,    date, March,
                                           1999            1999
  T    ----------------------------------------------------------------------------------------
  Y    ----------------------------------------------------------------------------------------
  P     3rd Party         100% Complete   N/A             N/A             N/A
  E                       for contract    _______________ _____________   _____________________
                          reviews.        95% complete    80% complete    80%  complete for
                          ______________  for system      for system      system interfaces.
                          100% Complete   interfaces.     interfaces.     Expected completion
                          for surveying   Expected        Expected        date, April, 1999
                          all critical    completion      completion      _____________________
                          3rd parties     date, April,    date, April,    Implement
                                          1999            1999            contingency plans or
                                          _______________                 other alternatives
                                          Develop                         as necessary.
                                          contingency                     Expected completion
                                          plans as                        date, April, 1999
                                          appropriate.
                                          Expected
                                          completion
                                          date, March,
                                          1999
        ----------------------------------------------------------------------------------------

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

               The Company's market risk arises primarily from interest rate risk inherent in its lending, its holding of residual receivables and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines. To estimate the impact that changes in interest rates would have on the Company's earnings, management uses Simulation Analysis.

               Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities and assumptions about prepayments, future interest rates and future volumes. To measure the sensitivity of the Company's earnings, the result of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in interest rates. The Company's interest rate risk position based on simulation results as of December 31, 1998 is as follows:

               Basis point change in interest rates            (100)     100
               Projected percentage change in net income       (22.3)%  (5.9)%

               While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

               As of December 31, 1998, the Company did not hedge its loans held for whole-loan sales. The Company's present strategy is to sell the substantial portion of the current month's production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no open hedging positions at year-end.

               On loans originated for inclusion in securitized pools, the Company generally employs a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategy, includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carry value of the residual assets. There were no open hedging positions at year end.

               Projected percentage changes in operating results brought about by changes in interest rates could be material relative to the Company's operating results. If simulation results indicate earnings sensitivity in excess of Management's acceptable limits, Management will seek to identify on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. Management will continue to monitor the Company's interest rate risk position to manage the possible adverse impact on earnings caused by changes in interest rates.

               These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               On September 21, 1998, the Company changed principal accounting firms from KPMG Peat Marwick LLP to Elliott, Davis & Company, LLP. The discussion of this change in the Company's certifying accountant is incorporated by reference to the Company's current report on Form 8-K dated September 25, 1998 and filed with the Commission on September 25, 1998 (Commission file no. 000-8909).

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)     Documents filed as part of Report.

               1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.:

               The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1 of this Report.

               2. FINANCIAL STATEMENT SCHEDULES:

               Not applicable.

               3. EXHIBITS:

               The exhibits are listed on the Exhibit Index attached hereto.

    EXHIBIT INDEX

3.1.1 Restated Articles of Incorporation as filed with the South Carolina Secretary of State on June 6, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.2 Articles of Amendment as filed with the South Carolina Secretary of State on June 24, 1998: Incorporated by Reference to the Company's Current Report on Form 8-K filed on July 7, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.3 Resignation of Registered Agent and Notice of Change of Registered Agent as filed with the South Carolina Secretary of State on July 15, 1998.
3.2 Amended and Restated Bylaws dated March 12, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.2).
4.1.1 Indenture Dated as of September 23, 1997 among Emergent Group, Inc. (n/k/a HomeGold Financial, Inc., the Company), the Subsidiary Guarantors Named Therein and Bankers Trust Company, as Trustee pertaining to the Company's 10.75% Senior Notes due 2004: Incorporated by Reference to the Company's Registration Statement on Form S-4 filed on November 13, 1997, Commission File No. 333-39339 (Exhibit 4.1).
4.1.2 Supplemental Indenture adding Emergent Insurance Agency, Inc. as Subsidiary Guarantor dated November 3, 1997.
4.1.3 Officers' Certificate and Opinion of Counsel dated March 18, 1998, and Notice to Trustee dated March 30, 1998, for release from Guarantees of The Loan Pro$, Inc. and Premier Financial Services, Inc.
4.1.4 Officers' Certificate, Opinion of Counsel dated August 21, 1998, and Notice to Trustee dated September 10, 1998, for release from Guarantees of Sterling Lending Corporation and Sterling Lending Insurance Agency.
4.1.5   Supplemental Indenture #1, dated as of August 19, 1998.
4.1.6 Officers' Certificate, Opinion of Counsel and Notice to Trustee dated November 13, 1999, for release from Guarantees of Emergent Business Capital, Inc., Emergent Business Capital Equity Group, Inc. (f/k/a/ Emergent Equity Advisors, Inc.) and Emergent Commercial Mortgage, Inc.
4.2     See Exhibits listed under 3 above.
10.1    HomeGold Financial, Inc. Stock Option Plan: Incorporated by reference to
        Exhibit 10.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.2.1 1995 Officer and Employee Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's 1995 Notice of Annual Meeting and Proxy Statement, Commission File No. 000-08909.

10.2.2 Amendment No. 1 to the 1995 Employee and Officer Stock Option Plan, dated May 27, 1997: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.

10.2.3 Amendment No. 2 to the 1995 Employee and Officer Stock Option Plan, dated June 10, 1998: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.

10.3 1995 Director Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement.
10.4    1995 Restricted Stock Agreement Plan: Incorporated by reference to
        Exhibit 10.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.5 HomeGold Financial, Inc. Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8, Commission File No.
        333-20179.
10.6.1 Mortgage Loan Warehousing Agreement dated June 30, 1998, by and among HomeGold, Inc. and Carolina Investors, Inc., as Borrowers, the Financial Institutions Party Thereto, as Lenders, and The CIT Group/Business Credit, Inc. as Administrative Agent: Incorporated by Reference to the Company's 8-K filed on July 7, 1998, Commission File No. 000-08909 (Exhibit 10.1).

10.6.2 First Amendment to Mortgage Loan Warehousing Agreement dated August 24, 1998.
10.6.3 Second Amendment to Mortgage Loan Warehousing Agreement dated December 24, 1998.
10.7.1 Asset Purchase Agreement dated October 2, 1998, by and among TransAmerica Business Credit Corporation and Certain Subsidiaries thereof, the Sellers named therein HomeGold Financial, Inc. Incorporated by reference to the Company's current report on Form 8-K dated October 2, 1998, Commission File No. 000-08909.
10.7.2 Amendment dated November 12, 1998, by and among TBCC, TransAmerica Growth Capital, Inc., TransAmerica Small Business Services, Inc., the Sellers named therein and HomeGold Financial, Inc. to the Asset Purchase Agreement dated October 7, 1998.
16.1 Letter of KPMG Peat Marwick dated September 25, 1998. Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated September 25, 1998, Commission File No. 000-08909.
21.0    Listing of subsidiaries.
23.1 Consent of Elliott, Davis & Company, L.L.P. to include report of Independent Auditors for the year ended December 31, 1998.
23.2 Consent of KPMG Peat Marwick, LLP to include report of independent auditors for the two years ended December 31, 1997.
27.1    Financial Data Schedule (For SEC Use Only).

(b) Reports on Form 8-K filed in the fourth quarter of 1998:

                  (1) On October 2, 1998, the Company filed a Form 8-K with respect to the execution of Definitive Purchase Agreement for the Sale of the SBA Portfolio to TransAmerica Credit Corporation.
                  (2) On November 13, 1998, the Company filed a Form 8-K with respect to historical and pro forma financial statements related to the sale of the SBA portfolio to TransAmerica Credit Corporation.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        HOMEGOLD FINANCIAL, INC.
                                                        ---------------------------------------------
                                                        Registrant


March 4, 1999                                           \s\ John M. Sterling, Jr.
---------------------------------------------           ----------------------------------------------
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

\s\ J. Robert Philpott, Jr.                             \s\ Tecumseh Hooper, Jr.
---------------------------------------------           ----------------------------------------------
J. Robert Philpott, Jr.                                 Tecumseh Hooper, Jr.
Director                                                Director


\s\ John M. Sterling, Jr.                               \s\ Clarence B. Bauknight
---------------------------------------------           ----------------------------------------------
John  M.  Sterling,  Jr.,  Chairman  of  the            Clarence B. Bauknight
Board  of  Directors  and  Chief   Executive            Director
Officer


\s\ Larry G. Blackwell                                  \s\ Porter B. Rose
---------------------------------------------           ----------------------------------------------
Larry G. Blackwell                                      Porter B. Rose
Director                                                Director


\s\ Keith B. Giddens                                     \s\ Kevin J. Mast
---------------------------------------------            ---------------------------------------------
Keith   B.   Giddens,    President,    Chief             Kevin J.  Mast,  Executive  Vice  President,
Operating Officer and Director                           Chief Financial Officer and Treasurer


March 4, 1999
---------------------------------------------
(Date)

                    HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.)

                                       AND SUBSIDIARIES

                       1998 REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.)
                                AND SUBSIDIARIES
                1998 REPORT ON CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS


Independent Auditors' Report ..................................................2

Audited Consolidated Financial Statements
        Consolidated Balance Sheets............................................3
        Consolidated Statements of Operations..................................5
        Consolidated Statements of Shareholders' Equity........................6
        Consolidated Statements of Cash Flows..................................7
        Notes to Consolidated Financial Statements ............................8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Shareholders and Board of Directors
HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.)
AND SUBSIDIARIES
Greenville, South Carolina


         We have audited the accompanying consolidated balance sheet of HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.) AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.) AND SUBSIDIARIES as of December 31, 1997, and for each of the two years in the period then ended, were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOMEGOLD FINANCIAL, INC. (F/K/A EMERGENT GROUP, INC.) AND SUBSIDIARIES as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Elliott, Davis & Company, L.L.P.
Greenville, South Carolina


February 19, 1999, except for Note 2 and Note 27, as to which the date is February 24, 1999.



                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                           -------------------------
                                                                              1998          1997
                                                                           -----------    ----------
                                  ASSETS                                        (In thousands)
                                  ------
 Cash and cash equivalents                                                 $   36,913     $   7,561
 Restricted cash                                                                5,100            --

 Loans receivable                                                             124,740       297,615
    Less allowance for credit losses on loans                                  (6,659)       (6,528)
    Less deferred loan fees                                                    (2,071)       (4,316)
    Plus deferred loan costs                                                      888         1,658
                                                                           -----------    ----------
          Net loans receivable                                                116,898       288,429

 Income taxes receivable                                                          900         1,029
 Accrued interest receivable                                                    2,613         4,407
 Other receivables                                                             12,028         9,651

 Residual receivable, net                                                      43,857        63,202

 Property and equipment, net                                                   19,665        18,080

 Real estate and personal property acquired through foreclosure                 5,881         3,295
 Excess of cost over net assets of acquired businesses, net of accumulated      1,660         2,874
    amortization of $654,000 in 1998 and $978,000 in 1997

 Debt origination costs                                                         4,681         4,767
 Deferred income tax asset, net                                                 4,151         4,151
 Servicing asset                                                                  940         1,468
 Other assets                                                                   1,921         7,238
                                                                           -----------    ----------

 TOTAL ASSETS                                                              $  257,208     $ 416,152
                                                                           ===========    ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.


                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                          --------------------------
                                                                             1998           1997
                                                                          ------------    ----------
                  LIABILITIES AND SHAREHOLDERS' EQUITY                          (In thousands)
                  ------------------------------------
 Liabilities:
    Revolving warehouse lines of credit                                   $    16,736     $  77,605

    Investor savings:
         Notes payable to investors                                           118,586       115,368
         Subordinated debentures                                               17,304        18,947
                                                                          ------------    ----------
            Total investor savings                                            135,890       134,315

    Senior unsecured debt                                                      86,650       125,000

    Accounts payable and accrued liabilities                                    6,656         6,517
    Remittances payable                                                         1,871         4,591
    Income taxes payable                                                          382            --
    Accrued interest payable                                                    3,199         4,750
                                                                          ------------    ----------
         Total other liabilities                                               12,108        15,858
                                                                          ------------    ----------

 Total liabilities                                                            251,384       352,778

 Minority interest                                                                 23            --

 Shareholders' equity:
    Common stock, par value $.05 per share - authorized 100,000,000 shares issued and outstanding 9,733,374 shares in 1998 and
     9,686,477 shares in 1997                                                     486           484
    Capital in excess of par value                                             38,821        38,609
    Retained earnings (deficit)                                               (33,506)       24,281
                                                                          ------------    ----------
 Total shareholders' equity                                                     5,801        63,374
                                                                          ------------    ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   257,208     $ 416,152
                                                                          ============    ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.



                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                   1998            1997             1996
                                                                ------------    ------------    -------------
                                                                     (In thousands, except share data)
REVENUES:
  Interest income                                               $    35,075     $    34,008     $     17,908
  Servicing income                                                   12,239           8,514            3,274
  Gain on sale of loans:
    Gross gain on sale of loans                                       9,472          52,828           23,815
    Loan fee, net                                                    11,745          30,207            4,150
                                                                ------------    ------------    -------------
      Total gain on sale of loans                                    21,217          83,035           27,965

   Gain on sale of subsidiaries' net assets                          18,964              --               --
   Other revenues                                                     4,230           1,399            1,241
                                                                ------------    ------------    -------------
      Total revenues                                                 91,725         126,956           50,388
                                                                ------------    ------------    -------------

EXPENSES:
  Interest                                                           35,968          25,133           11,021
  Provision for credit losses                                        11,906          10,030            5,416
   Fair market value writedown on residual receivables               13,638              --               --
  Salaries, wages and employee benefits                              56,584          48,044           13,663
  Business development costs                                         10,818           7,486            1,603
   Restructuring charges                                              6,838              --               --
  Other general and administrative expense                           28,964          28,754            8,224
                                                                ------------    ------------    -------------
      Total expenses                                                164,716         119,447           39,927
                                                                ------------    ------------    -------------

      Income (loss) before income taxes, minority interest
and                                                                 (72,991)          7,509           10,461
            extraordinary item
Provision (benefit) for income taxes                                  3,017          (3,900)             718
                                                                ------------    ------------    -------------

      Income    (loss)    before    minority    interest   and      (76,008)         11,409            9,743
extraordinary item
Minority interest in (earnings) loss of subsidiaries                     47            (156)             352
                                                                ------------    ------------    -------------
      Income (loss) before extraordinary item                       (75,961)         11,253           10,095
Extraordinary item--gain on extinguishment of debt, net of $0         18,216              --               --
tax
                                                                ============    ============    =============
      NET INCOME (LOSS)                                         $   (57,745)    $    11,253     $     10,095
                                                                ============    ============    =============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
          Income (loss) before extraordinary item               $     (7.81)    $      1.20     $       1.47
          Extraordinary item, net of taxes                             1.87              --               --
                                                                ============    ============    =============
          Net income (loss)                                           (5.94)           1.20             1.47
                                                                ============    ============    =============

Basic weighted average shares outstanding                         9,719,262        9,406,221       6,852,420
                                                                ============    ============    =============

DILUTED EARNING (LOSS) PER SHARE OF COMMON STOCK:
          Income (loss) before extraordinary item               $     (7.81)    $      1.17     $       1.42
          Extraordinary item, net of tax                               1.87              --               --
                                                                ============    ============    =============
          Net income (loss)                                           (5.94)           1.17             1.42
                                                                ============    ============    =============

Diluted weighted average shares outstanding                       9,719,262        9,598,811       7,099,874
                                                                ============    ============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                 Class A
                                      Common Stock            Common Stock
                                   --------------------  ------------------------
                                                                                  Capital
                                                                                    in
                                                                                   Excess      Retained
                                     Shares                 Shares                 of Par      Earnings
                                     Issued     Amount      Issued       Amount    Value       (Deficit)     Total
                                   ----------- --------  ------------  ---------- ----------  ----------  ----------
                                                          (In thousands, except share data)

Balance at December 31, 1995          121,000  $     6     6,276,474   $     314  $   6,632   $   2,933   $   9,885
  Shares issued:
    Exercise of stock options           2,026       --       110,668           5        156          --         161
    Conversion of Class A Common
      Stock to Common Stock          6,387,142     319     (6,387,142)      (319)        --          --          --
    Exercise of stock warrants        111,932        6            --          --        288          --         294
    Issuance of Common Stock         2,519,031     126            --          --     26,074          --      26,200
  Net income                               --       --            --          --         --      10,095      10,095
                                   ----------- --------  ------------  ---------- ----------  ----------  ----------

Balance at December 31, 1996         9,141,131     457            --          --     33,150      13,028      46,635
  Shares issued:
    Exercise of stock options          40,667        2            --          --        227          --         229
    Exercise of  restricted  stock      2,900       --            --          --         --          --          --
    options
    Employee Stock Purchase Plan        7,534       --            --          --         67          --          67
    Purchase of Reedy River           494,195       25            --          --      5,164          --       5,189
    Ventures LP
    Other shares issued                    50       --            --          --          1          --           1
  Net income                               --       --            --          --         --      11,253      11,253
                                   ----------- --------  ------------  ---------- ----------  ----------  ----------

Balance at December 31, 1997         9,686,477     484            --          --     38,609      24,281      63,374
  Shares issued:
    Exercise of stock options           9,467       --            --          --         21          --          21
    Employee Stock Purchase Plan       37,430        2            --          --        191          --         193
    Dividends Paid                         --       --            --          --         --         (42)        (42)
    Net loss                               --       --            --          --         --     (57,745)    (57,745)
                                   ----------- --------  ------------  ---------- ----------  ----------  ----------

BALANCE AT DECEMBER 31, 1998         9,733,374 $   486            --   $      --  $  38,821   $ (33,506)  $   5,801
                                   =========== ========  ============  ========== ==========  ==========  ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.



                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 1998              1997             1996
                                                             --------------    --------------    ------------
                                                                             (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                       $     (57,745)    $      11,253     $    10,095
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                         3,626             2,691           1,334
               Fair value writedown on residual receivables         13,638
               Benefit for deferred income taxes                        --            (3,813)           (141)
               Provision for credit losses on loans                 11,906            10,030           5,416
               Provision for losses on real estate owned               696                --              --
               Gain on retirement of senior unsecured debt         (18,216)               --              --
               Net (increase) decrease in deferred loan                770            (1,573)            145
                 costs
               Net increase (decrease) in unearned
                 discount and  other deferrals                      (2,245)            2,812             665
               Loans originated with intent to sell               (747,442)       (1,140,333)       (387,600)
               Proceeds from loans sold                            778,948           517,803         271,858
               Proceeds from securitization of loans                92,316           509,781          30,128
               Restructuring charge                                  5,760                --              --
               Other                                                   994              (902)         (1,481)
               Changes in operating assets and liabilities
                 increasing (decreasing) cash                        1,274           (54,038)         (7,964)
                                                             --------------    --------------   -------------
                         Net cash provided by (used in)
                           operating activities              $      84,280     $    (146,289)    $   (77,545)
                                                             --------------    --------------    ------------

INVESTING ACTIVITIES:
     Loans originated                                        $     (156,617)   $    (133,188)    $   (49,173)
     Principal collections on loans not sold                        182,196          128,552          61,868
     Proceeds from sale of real estate and personal property
       acquired through foreclosure                                   7,593            6,652           3,383
     Proceeds from sale of property and equipment                     2,808               29             160
     Purchase of property and equipment                             (11,701)         (13,222)         (4,894)
     Other                                                               48             (411)            (84)
                                                             ---------------   --------------    ------------
     Net cash provided by (used in) investing activities             24,327          (11,588)         11,260
                                                             ---------------   --------------    ------------

FINANCING ACTIVITIES:
     Advances on warehouse lines of credit                        1,416,500        1,139,815         509,118
     Payments on warehouse lines of credit                       (1,477,369)      (1,117,704)       (485,257)
     Net increase in notes payable to investors                       3,218           17,381          15,855
     Net increase (decrease) in subordinated debentures              (1,643)           2,832             (70)
     Net proceeds from issuance of senior unsecured debt                 --          120,578              --
     Retirement of senior unsecured debt                            (20,134)              --              --
     Proceeds from issuance of common stock                             214            1,260          26,655
     Other                                                              (41)              --              --
                                                             ---------------   --------------    ------------
     Net cash provided by (used in) financing activities            (79,255)         164,162          66,301
                                                             ---------------   --------------    ------------
     Net increase in cash and cash equivalents                       29,352            6,285              16

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                   7,561            1,276           1,260
                                                             ---------------   --------------    ------------
  END OF YEAR                                                $       36,913    $       7,561     $     1,276
                                                             ===============   ==============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

HomeGold Financial, Inc. (f/k/a Emergent Group, Inc.) and its subsidiaries ("HGFN" or "the Company") are primarily engaged in the business of originating, selling, securitizing and servicing first and second-lien residential mortgage loan products. Prior to November 1998, the Company also engaged in the business of originating, selling, securitizing and servicing commercial loan products partially guaranteed by the United States Small Business Administration ("SBA") and commercial loans collateralized by accounts receivable and inventory and mezzanine loans.

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

CONSOLIDATION AND ESTIMATES

The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries at December 31, 1998 were wholly-owned except for one special purpose corporation that is 99.54% owned. Included in the consolidated financial statements of operations are the operations of the various subsidiaries that were sold during 1998. All significant intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

ADOPTION OF NEW ACCOUNTING POLICIES

Effective January 1, 1998, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 130 "REPORTING COMPREHENSIVE INCOME". This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement did not change total shareholders' equity. Net income and comprehensive income are the same for the years ended December 31, 1998, 1997 and 1996.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING POLICIES (CONTINUED)

Effective December 15, 1998, the Company adopted the provisions of SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". This Statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The Company believes that it operates as one segment.

SALES AND SECURITIZATION OF LOANS

In 1996, the Company began securitizing loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as residual receivable. The Company believes the assumptions it has used are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value.

In 1997, the Company began securitizing mortgage loans. Total mortgage loans securitized in 1998 and 1997 was $92.2 million and $487.6 million, respectively. Since 1996, the Company has securitized $39.0 million of small business loans, with $1.8 million in small business loan securitizations in 1998. The small business loans represent the unguaranteed portion of SBA loans originated or purchased by the Company. The securitization transactions in 1996 were accounted for under SFAS No. 77 and were reflected as sales under this pronouncement.

The Company also sells on a whole loan basis a significant portion of its loans (servicing released), including substantially all of its mortgage loans secured by second liens and loans originated by strategic alliance mortgage brokers, and all of its SBA guaranteed loan participations (servicing retained), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALES AND SECURITIZATION OF LOANS (CONTINUED)

All securitizations in 1998 were completed prior to March 31, 1998. The Company's strategy for the remainder of 1998 was to sell loans on a whole loan basis. The Company may return to securitization transactions in 1999 if various conditions, including market conditions warrant.

The Company's has entered into strategic alliance mortgage banker agreements whereby the Company provides funding and secondary marketing activities for its strategic alliance mortgage bankers ("Strategic Alliance Mortgage Banker"). In exchange, the Strategic Alliance Mortgage Bankers agree to provide the Company with all of their mortgage loan production that meets the Company's underwriting criteria. The premiums earned on the secondary market are then split between the Company and its Strategic Alliance Mortgage Banker. The terms of these agreements range from 2 to 5 years. In the event the Strategic Alliance Mortgage Banker terminates the agreement early, the contract generally provides for a termination fee equal to, at a minimum, all of the premium income received by the Strategic Alliance Mortgage Banker over the last twelve months. This termination fee is considered to be a recoupment of previously shared premiums, and accordingly is included in gain on sale of loans in the Statements of Income. No gain was recognized in 1998 or 1997 related to terminations. For the year ended December 31, 1996, two Strategic Alliance Mortgage Bankers terminated their agreements early. Accordingly, the Company has recognized $7.3 million in gain on sale of loans in 1996 relating to these terminations.

CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and maintains overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 1998, 1997 and 1996, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $31.6 million, $5.3 million and $282,000, respectively. These investments were collateralized by U. S. Government securities pledged by the banks.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business loan unit. This account is shown as restricted cash, and is invested in overnight investments or short-term U.S. Treasury securities.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND INTEREST INCOME

Loans receivable in 1998 consist primarily of first and second residential mortgage loans, and asset-based small-business loans. In prior years, it also included SBA loans and automobile loans. During 1998, the Company sold the majority of its small-business and auto loans. The Company presently is not originating these types of loans. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

Collateral is often taken to provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment and collateral liquidation a secondary source of repayment. The Company determines the need for collateral on a case-by- case or product-by-product basis. Factors considered include the current and prospective creditworthiness of the customer, terms of the instrument and economic conditions.

Interest income on loans receivable is recognized on the accrual basis as earned. Fees received, net of direct costs incurred, for the origination of loans and insurance commissions, are deferred and amortized into interest income over the contractual life of the loan using the interest method. Any unamortized amounts are recognized into income at the time the loan is repaid or sold. Accrual of interest is discontinued and reversed when a loan is either over 90 days past due, the collateral is determined to be inadequate or when foreclosure proceedings begin.

Loans receivable held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on loans receivable held for sale at December 31, 1998 and 1997.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR IMPAIRED LOANS

The Company assesses a specific allowance on mortgage loans, by reviewing on a loan-by-loan basis each month, all loans over 90 days past due or any loans that are in bankruptcy.

A loan's impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's policy is to evaluate impaired loans based on the fair value of the collateral, since the majority of loans originated by the Company are collateral dependent. Interest income from impaired loans is recorded using the cash collection method.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment loss was recognized for continuing operations in the two years ended December 31, 1997.

In November 1998, the Company decided to close three retail loan centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge relates to the write-down of fixed assets to net realizable value on assets no longer used by the Company and the estimated net lease cost on facilities no longer being used.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DEBT ORIGINATION COSTS

The Company capitalizes costs incurred to obtain warehouse lines of credit and senior unsecured debt. These costs are amortized as an addition to interest expense over the terms in the loan agreements. The Company also reduces the debt origination costs by the unamortized portion of the senior unsecured debt that is purchased. These amounts have been netted against the gain on extinguishment of debt.

REMITTANCES PAYABLE

The Company retains the servicing rights on its mortgage securitization transactions. The Company receives the payments from the borrowers and records a liability until the funds are remitted to the Trustee.

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes arise principally from depreciation, unrealized gains on loans held for sale, certain securitization transactions, amortization of intangibles, allowances for credit losses, and net operating loss carryforwards. Management establishes on a quarterly basis a valuation allowance for deferred assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize net deferred tax assets.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising, promotional, and other business development costs are generally expensed as incurred except as noted herein. External costs incurred in producing media advertising are expensed the first time the advertising takes place. In 1997, the Company began using a direct mail marketing approach for its retail mortgage business. External costs related to direct mailings are capitalized in accordance with Statement of Position 93-7 and amortized over a three-month period. Total expenses recognized in 1998 and 1997 for direct mailings were approximately $8.8 million and $5.9 million, respectively. The total amounts capitalized into other assets on the balance sheet at December 31, 1998 and 1997 were approximately $842,000 and $1.9 million.

INTEREST RATE RISK MANAGEMENT

The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently does not hedge its loans held for whole-loan sales. The Company's present strategy is to sell a substantial portion of the current months' production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no open hedging positions at year-end. On loans originated for inclusion in securitized pools, the Company generally employs a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategy, includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company.

EARNINGS PER SHARE

Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "EARNINGS PER Share". Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options, which are computed using the treasury stock method. In 1998, due to the Company's net loss, the common stock equivalents were not included in the diluted EPS calculation since their inclusion would be antidilutive.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

ACCOUNTING CONSIDERATIONS

In June 1998, Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not assessed the impact of this standard.

In October 1998, FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 31, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

NOTE 2.  SIGNIFICANT TRANSACTIONS AND EVENTS

The year 1998 was marked by many significant events that were a direct result of redefined corporate objectives in response to changes in the industry and the Company's 1998 loss. In 1998, the Company recognized a loss of $57.7 million as compared to net income of $11.3 million in 1997. The 1998 net loss was primarily due to the Company's loan production volume being below capacity in relation to the general and administrative expense structure and lower premiums and discounts on sales of mortgage loans.

Loan production declined to $904.1 million in 1998 from $1.3 billion in 1997. Gross gain on sale of loans declined $43.4 million or 82.1% during 1998.

There were two primary reasons for lower production in 1998 compared to 1997. First was a decision at the beginning of 1998 to segregate the origination and the underwriting processes. In connection with this reorganization, several managers of the HomeGold retail operations left the Company. Second was a decision by the Company to "tighten" underwriting guidelines in response to investor concerns related to the quality of loans that the Company and its competitors were originating. These decisions improved the quality of loans originated, but had a significant negative impact on the volume of loans originated.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  SIGNIFICANT TRANSACTIONS AND EVENTS (CONTINUED)

The significant change in the premiums (discounts) received in 1998 resulted primarily from two factors. First, the Company sold at a discount substantially all of the second lien mortgage loans it held, that were not underwritten in accordance with Company guidelines. In an effort to increase loan production, former employees approved loans that did not meet Company guidelines. Second, the Company received significantly lower premiums on loan sales in the third and fourth quarters of 1998 because of a market surplus in the supply of loans in the resale market. The Company believes this surplus, in turn, resulted from the decision of issuers of securitized loan pools to sell their loan products in the whole loan cash market when securitization, as a means of financing, became less attractive. Securitization became less attractive as the corporate interest rate spreads required by investors increased in the latter half of 1998. Investors required higher spreads because of concerns related to higher than anticipated prepayments on securitized loan pools and concerns about the credit worthiness of several issuers.

Specific management decisions made during the fourth quarter of 1997 and throughout 1998 significantly impacted the Company's financial statements. This footnote provides a summary of the more significant transactions and the subsequent footnotes reflect the significant changes that occurred during 1998. The following information is only for the purpose of providing a brief overview and is qualified in its entirety by the additional information that is enclosed in the following notes.

The company's primary objectives in 1998 were to insure adequate levels of liquidity, to match operating expenses with loan origination volumes, and to focus management's attention on the Company's larger residential mortgage loan operations.

o To ensure adequate liquidity, the company secured a $100 million dollar line of credit in June 1998 to replace an existing maturing line of credit.
o The Company decided to reduce the loan portfolio size and to use excess liquidity to repurchase $38.4 million of its senior unsecured debt. The reduction in senior debt resulted in an extraordinary gain of $18.2 million on the extinguishment of this debt.
o The sales of the Company's auto loan portfolio and related assets in March 1998, the sale of the small retail residential mortgage loan origination company in August 1998, and the sale of the small-business loan portfolio and related assets in fourth quarter of 1998, resulted in a gain on the sale of net assets of $19.0 million. These transactions required a significant amount of management time and attention in 1998. As a result of the sales in 1998, management is now able to focus on the Company's larger retail mortgage loan products and its mortgage brokerage products. These transactions provided the company with approximately $70.1 million of cash proceeds after reducing bank lines of credit.
o The Company completed one small mortgage loan securitization in 1998 compared to four securitizations in 1997. The decision in April to sell the mortgage loans on a servicing released basis for cash resulted in lower premiums on sales, reduced the company's serviced portfolio from $768.6 million at the end of 1997 to $550.3 million at the end of 1998 and positively impacted the Company's operating cash flow.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  SIGNIFICANT TRANSACTIONS AND EVENTS (CONTINUED)

o The Company responded to higher than anticipated prepayments on securitized loan pools by increasing the prepayment assumptions used in valuing the Company's residual assets. This resulted in a $13.6 million fair market value write-down on residual assets during 1998.
o The Company reduced the number of employees from a high of 1,300 employees at the beginning of the year to 450 employees at the end of 1998 in an effort to bring loan production costs and overall general and administrative expenses more in line with the lower loan volume levels. A significant portion of the staff reductions resulted from the Company's decision to consolidate the retail centers outside of Greenville, South Carolina into the Greenville corporate headquarters building. This decision resulted in the company recording a $6.8 million restructuring charge. Management believes these charges will be beneficial by creating efficiencies through consolidation of operations and implementation of future strategic directives, and better aligning expenses with current levels of production.
o The Company's 1998 decisions resulted in a liquidity position of $57.9 million at December 31, 1998, representing $36.9 million of cash and cash equivalents and $21.0 million of availability under the credit agreement. The Company believes that its liquidity position will provide the funds necessary for the Company to complete its plan of increasing loan production and loan sales to a level that will result in an operating profit on a monthly basis in the fourth quarter of 1999.
o The Company's primary objective for 1999 is to increase loan originations. The Company believes that the current staffing level is more than adequate to support substantially higher levels of production.
o The Company also anticipates continuing to repurchase senior subordinated debt. The Company realized a $16.9 million extraordinary gain in the first two months of 1999 on the repurchase of $35.3 million of senior debt.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  LOANS RECEIVABLE

The following is a summary of loans receivable by type of loan:

                                                                   December 31,
                                                        -----------------------------------
                                                              1998               1997
                                                        -----------------   ---------------
                                                                     (In thousands)
          Mortgage Loans:
            First mortgage residential property            $      92,696     $     152,371
            Second mortgage residential property                  18,992            69,836
            Real estate loans on rental property                   1,285             2,609
            Construction loans                                     2,932             6,329
                                                          ---------------   ---------------
              Total mortgage loans                               115,905           231,145
                                                          ---------------   ---------------

          Small-Business Loans:
            Guaranteed portion of SBA loans                           --            10,732
            Unguaranteed portion of SBA loans                         --             6,619
            Small-business loans secured by real estate               --             1,787
            Asset-based small-business loans                       7,054            18,798
            Mezzanine loans                                           --             7,250
                                                          ---------------   ---------------
              Total small-business loans                           7,054            45,186
                                                          ---------------   ---------------

          Auto loans                                                  --            21,284
          Other loans                                              1,781                --
                                                          ---------------   ---------------

              Total loans receivable                       $     124,740     $     297,615
                                                          ===============   ===============


Included in loans receivable are $74.1 million and $156.8 million at December 31, 1998 and 1997, respectively that are being held for sale.

Included in loans receivable are loans from related parties of $640,000 and $509,000 at December 31, 1998 and 1997, respectively. Notes receivable from related parties included advances of $100,000 in 1998 and $736,000 in 1996. No advances were made in 1997. Repayments from related parties were $28,000, $560,000 and $30,000 in 1998, 1997 and 1996, respectively.

First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at both December 31, 1998 and 1997 of approximately 11%.

Second mortgage residential loans have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1998 and 1997 of approximately 14% and 15%, respectively. Construction loans generally have contractual maturities of 12 months with an average interest rate at both December 31, 1998 and 1997 of approximately 11%. Asset-based loans generally are due on demand and had average interest rates at December 31, 1998 and 1997 of approximately 19% and 21%, respectively.

Loans sold and serviced for others at December 31, 1998 and 1997 were approximately $432.6 million and $691.1 million, respectively, and are not included in assets in the accompanying balance sheets.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  LOANS RECEIVABLE (CONTINUED)

At December 31, 1998, the Company's serviced for others mortgage loan portfolio by type of collateral is summarized as follows (in thousands):

              First mortgage residential property    $     422,723    $   97.7 %
              Real estate loans on rental property           9,896         2.3
                                                     -------------    ----------
                                                     $     432,619    $  100.0 %
                                                     ==============   ==========

The Company services loans in 50 states. South Carolina, North Carolina, Florida and Georgia serviced loans represent approximately 16%, 15%, 9% and 8%, respectively, of the Company's total serviced loan portfolio at December 31, 1998. No other state represents more than 6% of total serviced loans.

An analysis of the allowance for credit losses is as follows:

                                                           Years Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  --------------   ------------    -----------
                                                                (In thousands)

Balance at beginning of year                        $     6,528    $     3,084          1,874
Provision for credit losses                              11,906         10,030          5,416
Net charge offs                                          (8,792)        (5,166)        (2,494)
Allowance related to loans sold                          (2,983)            --             --
Securitization transfers                                     --         (1,420)        (1,712)
                                                    ============   ============    ===========
Balance at end of year                              $     6,659    $     6,528          3,084
                                                    ============   ============    ===========


As of December 31, 1998, 1997, and 1996, loans totaling $7.9 million, $8.9 million, and $4.9 million, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $2.0 million, $809,000, and $593,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1998 related to these items is summarized below:


                                                              Contract Amount
                                                             ------------------
                                                              (In thousands)
              Loan commitments:
                Approved loan commitments                    $           4,587
                Unadvanced portion of loans                              1,032
                                                             ------------------
              Total loan commitments                         $           5,619
                                                             ==================

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  LOANS RECEIVABLE (CONTINUED)

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held is primarily residential property. Interest rates on loan commitments are generally fixed rates.

NOTE 4. OTHER RECEIVABLES

The following is a summary of other receivables:

                                                                            December 31,
                                                                  ----------------------------------
                                                                       1998               1997
                                                                  ----------------   ---------------
                                                                              (In thousands)

Note receivable from sale of asset-based lending unit(1)             $      2,200     $          --
Final purchase price adjustment on sale of assets to                        4,339                --
TransAmerica(2)
Advanced funds to trust(3)                                                  2,514               329
Receivable from mortgage trust(4)                                           1,394               530
Receivable from auto trust(5)                                                  --             3,000
Advances to strategic partners                                                 --             2,074
Other                                                                       1,581             3,718
                                                                     -------------    --------------
                                                                     $     12,028     $       9,651
                                                                     =============    ==============

--------------
(1) Note receivable from Emergent Asset-Based Lending, LLC, a Maryland Limited Liability Company that is payable over two years, bearing interest at Prime plus 1%.
(2) Received in January 1999.
(3) Trust agreements require the Company to advance interest on delinquent customer accounts.
(4) Excess distribution from mortgage trust received in January 1999.
(5) Receivable received in January 1998 related to "unwinding" the auto securitization that was


NOTE 5. RESIDUAL RECEIVABLE

In connection with its mortgage loan securitizations and SBA loan securitizations and sales, the Company has retained residual interests in the trusts. During 1998, the Company's residual interests relating to its SBA loan securitizations were sold.

The $43.9 million residual asset at December 31, 1998 resulted from mortgage loan securitizations. At December 31, 1997, the $63.2 million residual asset resulted from the Company's interest in $46.7 million of mortgage loan securitizations and $16.5 million of SBA loan securitizations.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. RESIDUAL RECEIVABLE (CONTINUED)

The following summarizes activity in the residual receivable:

                                                                  Years Ended December 31,
                                                        ---------------------------------------------
                                                                1998           1997           1996
                                                        ---------------  -------------    -----------
                                                                       (In thousands)

Gross balance, beginning of year                          $     77,457    $    14,417     $    5,377
Gain on sale of loans                                           12,322         57,516          4,770
Increase in the discounted value of future cash flows,          14,289         10,311             --
net
Mark to market value adjustment                                (19,366)            --             --
Amortization of original residual asset value                  (15,920)        (3,984)        (1,661)
Sale of small-business commercial residual receivable          (14,845)            --             --
Other                                                           (2,915)          (803)         5,931
                                                          -------------   ------------    -----------
Gross balance, end of year                                      51,022         77,457         14,417
Less allowance for losses on residual receivable                (7,165)       (14,255)        (1,202)
                                                          -------------   ------------    -----------
Balance at end of year                                    $     43,857    $    63,202     $   13,215
                                                          =============   ============    ===========



An analysis of the allowance for losses, which is embedded in the interest-only strip security, is as follows:

                                                                 Years Ended December 31,
                                                        --------------------------------------------
                                                             1998            1997           1996
                                                        ---------------   ------------    ----------
                                                                      (In thousands)

Balance at beginning of year                               $     14,255     $    1,202     $      773
Anticipated losses netted against gain                            2,242         13,278             --
Mark to market adjustment                                        (5,728)            --             --
Sale of small-business commercial residual asset                 (2,957)            --             --
Net charge offs                                                    (647)        (1,645)        (1,283)
Transfer from allowance for loan loss                                --          1,420          1,712
                                                           -------------    -----------   ------------
Balance at end of year                                     $      7,165     $   14,255     $    1,202
                                                           =============    ===========    ===========


The allowance represents management's estimate of losses to be incurred over the life of the securitized pool.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5. RESIDUAL RECEIVABLE (CONTINUED)

The Company sold $90.5 million of mortgage loans in one securitization transaction in 1998, $487.6 million of mortgage loans in four securitization transactions in 1997 and none in 1996. The company also sold $1.8 million small business loans in one securitization transaction in 1998, $24.3 million in two securitization transactions in 1997 and $12.9 million in one securitization transaction in 1996. In 1996, the company sold $16.1 million of automobile loans in a single securitization transaction. No automobile loans were securitized in 1998 or 1997.

The Company received net cash proceeds from the securitizations of $92.3 million, $509.8 million, and $30.1 million in 1998, 1997, and 1996, respectively. The Company recorded a gain on sale of these loans of $10.1 million, $44.2 million and $4.8 million in 1998, 1997, and 1996, respectively.

In all securitizations entered into the three years ended December 31, 1998, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 40 basis points of the outstanding balance, and rights to future cash flows arising after the investors in the securitization trust received the return for which they are contracted. As a result of the sale of the assets in both the auto and small business loan units, the Company has no future rights related to the auto or small business loan securitizations. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interests are generally restricted, however, until investors have been fully paid and subordinate to investor's interests. The value of the Company's portion of the securitization is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.

The Company received cash proceeds from servicing fees and excess cash flow on Company's retained interest in securitized loans of $16.5 million, $3.7 million, and $3.8 million in 1998, 1997, and 1996, respectively.

The various securitized loan trusts have delinquency percentage and loan charge-off percentage covenants that if exceeded would significantly delay the timing of when the Company receives the excess cash generated by the trust. The excess cash results from the customer loan rates exceeding the rates paid to the investors. The securitization agreements allow the Company to repurchase delinquent or foreclosed assets. The Company purchased from the securitized loan trusts approximately $10.0 million and $694,000 of delinquent or foreclosed assets in 1998 and 1997, respectively. None were purchased in 1996. As of December 31, 1998, the Company was in compliance with the securitization agreement covenants.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                                    December 31,
                                                          ---------------------------------
                                                                 1998              1997
                                                          ---------------    --------------
                                                                     (In thousands)
       Land                                                 $        948     $       1,247
       Buildings and leasehold improvements                       10,880             6,106
       Equipment and computers                                     8,772             8,792
       Furniture and fixtures                                      2,702             5,318
       Vehicles                                                      190               404
                                                            -------------    --------------
           Total property and equipment                           23,492            21,867
       Less accumulated depreciation                              (3,827)           (3,787)
                                                            -------------    --------------
           Net property and equipment                       $     19,665     $      18,080
                                                            =============    ==============

Depreciation expense was $3.3 million, $2.2 million, and $901,000 in 1998, 1997, and 1996, respectively.

The Company leases various property and equipment, office space and automobiles under operating leases.

In 1998, the Company recorded a $1.8 million non-cash restructuring charge related to future minimum rental expense for operating leased assets and facilities that are no longer used in the Company's normal course of business.

The following is a schedule of future minimum cash rental payments and future minimum operating lease expense by year for all operating leases that have initial or remaining noncancelable terms in excess of one year (in thousands):

                                                               Future
                                           Future Cash         Lease
                                             Payment           Expense
                                           -------------    -------------
                            1999           $      3,241     $      2,150
                            2000                  2,833            2,423
                            2001                  1,392            1,190
                            2002                    733              641
                            2003                    264              259
                                           -------------    -------------
                                           $      8,463     $      6,663
                                           =============    =============

Total rental expense was approximately $4.9 million in 1998, $2.8 million in 1997, and $843,000 in 1996.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  REAL ESTATE AND PERSONAL PROPERTY ACQUIRED THROUGH FORECLOSURE

An analysis of real estate and personal property acquired through foreclosure is as follows:

                                                                    December 31,
                                                          ---------------------------------
                                                                 1998              1997
                                                          ---------------    --------------
                                                                     (In thousands)
       Balance at beginning of year                         $      3,295     $       4,720
       Loan foreclosures and improvements                         11,777             5,888
       Dispositions, net                                          (8,495)           (7,313)
                                                            -------------    --------------
                                                                   6,577             3,295
       Provision for allowance for real estate and
          personal property acquired through foreclosure               (696)               --
                                                            -------------    --------------
       Balance at end of year                               $      5,881     $       3,295
                                                            =============    ==============

NOTE 8.  EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES

An analysis of excess of cost over net assets of acquired business is as follows:

                                                                    December 31,
                                                          ---------------------------------
                                                                 1998              1997
                                                          ---------------    --------------
                                                                     (In thousands)
     Balance at beginning of year                           $      2,874     $       2,722
     Additions from purchase of Reedy River Ventures, LP              --               349
     Amortization expense                                           (172)             (197)
     Sale of intangible asset                                     (1,042)               --
                                                            -------------    --------------
     Balance at end of year                                 $      1,660     $       2,874
                                                            =============    ==============

NOTE 9.  WAREHOUSE LINES OF CREDIT

Warehouse lines of credit are summarized as follows:

                                                                    December 31,
                                                          ---------------------------------
                                                                 1998              1997
                                                          ---------------   ---------------
                                                                     (In thousands)
Warehouse lines of credit to mortgage
   Subsidiaries                                        $     16,736     $      63,141
Warehouse lines of credit to small business
   Lending subsidiaries                                          --            14,464
                                                       -------------    --------------
                                                        $     16,736     $      77,605
                                                       =============    ==============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  WAREHOUSE LINES OF CREDIT (CONTINUED)

Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI"), a wholly-owned subsidiary of HGFN, or Carolina Investors, Inc. ("CII"), a wholly-owned subsidiary of HGFN, may borrow up to a maximum of $100,000,000 with interest at the Prime Rate plus 0.75%. The note is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum availability of $20,000,000 on the line of credit, and a requirement that CII maintain a minimum of $100,000,000 in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, Carolina Investors, Inc., to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at December 31, 1998. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $20,000,000 minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $37,751,598 at December 31, 1998. HGI had outstanding borrowings of $16,735,702, and CII had no outstanding borrowings at December 31, 1998. Therefore, $21,015,896 was available under this agreement on December 31, 1998.



The warehouse lines of credit to the small business lending subsidiaries were paid off and terminated at the time that the majority of their respective assets and liabilities were sold.


NOTE 10.  INVESTOR SAVINGS

Investor savings are summarized as follows:
                                                        December 31,
                                               --------------------------------
                                                       1998            1997
                                               ----------------   -------------
                                                          (In thousands)

            Notes payable to investors           $     118,586    $    115,368
            Subordinated debentures                     17,304          18,947
                                                 --------------   -------------
                                                 $     135,890    $    134,315
                                                 ==============   =============

Notes payable to investors are issued by a subsidiary company, CII, in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes payable to investors are PARI PASSU with the senior unsecured debt of HGFN. The notes mature from one to three years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 5% to 9%. At December 31, 1998, 1997 and 1996, the weighted average rate was 7.38%, 7.69% and 8.08%, respectively.

Subordinated debentures are issued by CII in any denomination greater than $100 and are registered under the South Carolina Uniform Securities Act. The subordinated debentures mature one year from date of issuance and have interest rates of 5%.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  INVESTOR SAVINGS (CONTINUED)

The notes and debentures are subordinated to all bank debt, notes payable to investors, and senior unsecured debt. These notes and debentures are not secured by a pledge of any specific assets at CII, nor guaranteed by the Company.

At December 31, 1998, 1997 and 1996, notes payable to investors include an aggregate of approximately $27.4 million, $26.3 million and $21.0 million, respectively, of individual investments exceeding $100,000.

The investor savings at December 31, 1998 mature as follows (in thousands):

                                 1999            $     97,764
                                 2000                  38,126
                                                 =============
                                                 $    135,890
                                                 =============

NOTE 11.  SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. The Company has purchased additional Senior Notes in 1999, (see Note 27-Subsequent Event) and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At December 31, 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed in Note 26 (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS (CONTINUED)

Included in Note 26 are consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At December 31, 1998, all of the subsidiary guarantors were wholly-owned by the Company.

NOTE 12.  SALE OF SUBSIDIARY AND SUBSIDIARY'S ASSETS

As part of the Company's effort to focus on its larger retail lending operation that operates primarily through direct mail and telemarketing methods, the Company chose to sell its small branch network retail origination company. This company historically had originated its mortgage loan products through a traditional "brick and mortar" retail approach. The Company also chose to sell substantially all of the assets related to the auto and small-business units. The Company also decided to no longer offer these financial products.

The Company completed the sale of substantially all of the assets related to its auto loan operation for book value on March 19, 1998, to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc. This sale provided the Company with cash proceeds of approximately $20.4 million. No significant gain or loss was recognized on this transaction. The Company no longer originates auto loans. Prior to the asset sale, this product line recorded a net loss of approximately $110,000 for the period ended March 19, 1998. The auto loan operations also recorded losses of $1.9 million and $1.1 million for the years ended December 31, 1997 and 1996, respectively.

On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, Sterling Lending Corporation, to First National Security Corporation of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to HomeGold Financial, Inc. and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the period in 1998 prior to the sale of Sterling Lending, and for the years ended December 31, 1997 and 1996, Sterling Lending recorded losses of $3.4 million, $3.8 million, and $864,000, respectively.

On November 13, 1998, the Company sold the majority of the assets of its small business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. Total sales proceeds from this sale were $100.3 million. After repayment of the related warehouse lines of credit, escrowing $5 million holdback in the purchase price, and paying transaction costs, the Company received net cash proceeds of approximately $49.3 million. The gain realized in 1998 was approximately $19.7 million net of related costs. The Company recorded in 1998, income (including the pre-tax $19.0 million gain on sale of net assets) of $14.4 million on these operating units that were sold. For the years ended December 31, 1997 and 1996, income from the operations of these sold units were $6.7 million and $2.3 million, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SALE OF SUBSIDIARY AND SUBSIDIARY'S ASSETS (CONTINUED)

On December 2, 1998, the Company sold the majority of its asset-based lending operation to Emergent Asset Based Lending LLC, a Maryland Limited Liability Company. This transaction completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000. The Company received a note receivable of $2.2 million payable over two years at an interest rate of Prime plus 1%. The Company recorded in 1998 a net loss (including the pre-tax $755,000 loss on the sale of assets) of $3.4 million on this operating unit that was sold. For the years ended December 31, 1997 and 1996, losses from operations from this unit were $1.7 million and $49,000, respectively.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)

                                                   Sold           Sold           Small
                                   Retained      Mortgage         Auto          Business       Consolidated
                                  Operations    Operations     Operations      Operations         Total
                                                    (1)            (2)          Sold (3)
                                  ------------  ------------  --------------  -------------    ------------
REVENUES:
   Interest income                 $   25,450   $        10   $       1,102    $     8,513     $    35,075
   Servicing income                     9,417            --              --          2,822          12,239
   Gain on sale of loans:
      Gross gain on sale of loans       3,966         1,415              --          4,091           9,472
      Loan fees, net                    9,489         1,520               7            729          11,745
                                  ------------  ------------  --------------  -------------    ------------
          Total gain on sale of
             loans                     13,455         2,935               7          4,820          21,217
    Gain on sale  of                       --            --              --         18,964          18,964
subsidiaries' net assets
   Other revenues                       2,874           217              58          1,081           4,230
                                  ------------  ------------  --------------  -------------    ------------
      Total revenues                   51,196         3,162           1,167         36,200          91,725

EXPENSES:
   Interest                            30,786           125             287          4,770          35,968
   Provision for credit losses          8,231            --             554          3,121          11,906
   Fair value write-down of
        residual receivables           11,682            --              --          1,956          13,638
   Restructuring charges                6,838            --              --             --           6,838
   General and administrative
         expense                       75,625         6,460             440         13,841          96,366
                                  ------------  ------------  --------------  -------------    ------------
      Total expenses                  133,162         6,585           1,281         23,688         164,716
                                  ------------  ------------  --------------  -------------    ------------

   Gain (loss) before income
        taxes, minority interest, and
        Extraordinary item            (81,966)       (3,423)           (114)         12,512        (72,991)

   Provision (benefit) for
        income taxes                    1,532           (46)             (4)          1,535          3,017
                                  ------------  ------------  --------------  -------------    -------------

   Gain  (loss)  before  minority interest
       and Extraordinary item         (83,498)       (3,377)           (110)         10,977        (76,008)

   Minority  interest  in loss of
       subsidiaries                        47            --              --             --              47
                                  ------------  ------------  --------------  -------------    ------------

   Gain (loss) before
        extraordinary item            (83,451)       (3,377)           (110)         10,977        (75,961)

   Extraordinary item - gain  on
      extinguishment  of debt,
      net of $0 tax                    18,216            --              --             --          18,216
                                  ------------  ------------  --------------  -------------    ------------

   NET GAIN (LOSS)                $   (65,235)   $   (3,377)  $        (110)    $   10,977 (4) $   (57,745)
                                  ============  ============  ==============  =============    ============

(1) Represents Sterling Lending Corporation, a retail mortgage lending subsidiary which was sold in August 1998.
(2) Substantially all of the assets of the Company's auto loan unit were sold in March 1998. The Company operated its auto loan unit through two subsidiaries - The Loan Pro$, Inc. and Premier Financial Services, Inc.
(3) Represents the Company's small-business loan unit, including its 7(a) SBA lending unit, its 504 SBA lending unit, its SBIC mezzanine lending unit and its asset-based lending unit.
(4)     Includes $19.0 million in gain on sale of subsidiaries' net assets.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. FAIR MARKET VALUE WRITE-DOWN ON RESIDUAL RECEIVABLE

As the result of higher than anticipated prepayments in 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 1997.

NOTE 14.  RESTRUCTURING CHARGES

In November 1998, the Company decided to close three retail loan centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge related to the write-down of fixed assets to net realizable value on assets no longer used by the Company was $3.6 million. The estimated net lease cost on facilities no longer being used was $1.8 million, and the estimated costs of employee relocation cost and employee severance was approximately $1.4 million

NOTE 15.  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the years ended December 31, 1998, 1997, and 1996 consist of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       1998              1997              1996
                                                   --------------    --------------    -------------
Depreciation expense                                $      3,337       $     2,220      $       901
Amortization expense                                         289               471              433
Legal and professional fees                                3,125             6,749            1,026
Loan costs                                                 4,318             2,657              130
Deferred loan costs                                       (5,917)           (1,658)              --
Travel and entertainment                                   3,362             3,493            1,116
Office rent and utilities                                  2,827             2,206              750
Telephone                                                  4,228             3,411              697
Office supplies                                            2,015             2,322              590
Foreclosed property costs                                  2,319               876              380
Equipment and miscellaneous rental                         2,285               611               93
Repairs and maintenance                                      966               413              198
Postage and handling charges                               1,146             1,136              368
Other                                                      4,664             3,847            1,542
                                                   --------------    --------------    -------------
TOTAL OTHER GENERAL AND ADMINISTRATIVE              $     28,964       $    28,754      $     8,224
                                                   ==============    ==============    =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  INCOME TAXES

  A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes, minority interest, and extraordinary item are as follows:

                                                                Years Ended December 31,
                                                        ------------------------------------------
                                                            1998            1997          1996
                                                        --------------   -----------   -----------
                                                                     (in thousands)
Statutory Federal rate of 34% applied to pre-tax income
  From continuing operations before minority interest
  and extraordinary item                                   $   (24,817)   $    2,553    $    3,557
Gain on repurchase of bonds                                      6,193            --            --
State income taxes, net of federal income tax benefit              279           (16)          350
Change in the valuation allowance for deferred
  tax assets allocated to income tax expense                    21,672        (7,508)       (3,229)
Nondeductible expenses                                              91           107            17
Amortization of excess cost over net assets of acquired
  Businesses                                                        46            66            64
Other, net                                                        (447)          898           (41)
                                                           ------------   -----------   -----------
                                                           $     3,017    $   (3,900)   $      718
                                                           ============   ===========   ===========

The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                                Years Ended December 31,
                                                        ------------------------------------------
                                                            1998            1997          1996
                                                        --------------   -----------   -----------
                                                                     (in thousands)
Current
  Federal                                                  $     2,594    $      289    $      199
  State and local                                                  423          (376)          660
                                                           ------------   -----------   -----------
                                                                 3,017           (87)          859
Deferred
  Federal                                                           --        (4,165)          (11)
  State and local                                                   --           352          (130)
                                                           ------------   -----------   -----------
                                                                    --        (3,813)         (141)
Total
  Federal                                                        2,594        (3,876)          188
  State and local                                                  423           (24)          530
                                                          -------------   -----------   -----------
                                                           $     3,017    $   (3,900)   $      718
                                                           ============   ===========   ===========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and AMT credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                 December 31,
                                                                          --------------------------
                                                                               1998           1997
                                                                          ------------    ----------
                                                                                (In thousands)
Deferred tax liabilities:
  Differences between book and tax basis of property                      $   (1,011)    $    (796)
  Difference between book and tax basis of the residual receivables associated with the Company's investment in the Real Estate
    Investment Trust                                                          (1,513)       (3,849)
  Deferred loan costs                                                           (333)         (608)
  Other                                                                          (11)          (90)
                                                                          ===========    ==========
    Total gross deferred tax liabilities                                  $   (2,868)    $  (5,343)
                                                                          ===========    ==========

Deferred tax assets:
  Differences between book and tax basis of deposit base intangibles      $      178     $     216
   Differences between book and tax basis of REMIC residual receivables        5,318            --
  Allowance for credit losses                                                  3,582         3,525
   AMT credit carryforward                                                        58           608
   Operating loss carryforward                                                17,871         4,171
   Deferred loan fees                                                            780            --
   REO reserve                                                                   114            --
   Restructuring reserve-leases                                                  640            --
   Unrealized gain on loans to be sold                                            --           909
   Other                                                                         150            65
                                                                          -----------    ----------
    Total gross deferred tax assets                                           28,691         9,494
    Less valuation allowance                                                 (21,672)           --
    Less gross deferred tax liabilities                                       (2,868)       (5,343)
                                                                          -----------    ----------
   Net deferred tax asset                                                 $    4,151     $   4,151
                                                                          ===========    ==========

The valuation allowance for deferred tax assets at December 31, 1998 was $21.7 million. The increase (decrease) in the valuation allowance for the year ended December 31, 1998 and the year ended December 31, 1997 was $21.7 million and ($7.5) million, respectively. The valuation allowance at December 31, 1998 relates primarily to net operating losses ("NOL") carryforwards. The decision to record the valuation allowance in 1998 was based on changes in 1998 earnings
(loss) projections. The Company experienced a taxable loss for 1998. The ability to fully utilize all of the NOL's expiring in 1999 is reduced by the Company's current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $6.0 million for the year ended December 31, 1998 and $4.0 million in 1997 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may take additional reserves against this asset if deemed necessary in the future.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  INCOME TAXES (CONTINUED)

As of December 31, 1998, the Company has available Federal NOL carryforwards expiring as follows (in thousands):

                            1999                $      5,456
                            2000                       3,297
                            2001                       1,911
                            2002 and after            41,896
                                                -------------
                                                $     52,560
                                                =============

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

NOTE 17.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

In 1998, the Company purchased $38.4 million face amount of its Senior Notes in the market for a purchase price of $18.9 million or 49.4% of face value. A proportionate share of the unamortized debt origination costs ($1.2 million) relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $18.2 million. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. See "Note 27. Subsequent Event."

NOTE 18.  STATEMENT OF CASH FLOWS

The following information relates to the Statement of Cash Flows for the three years ended December 31, 1998, 1997, and 1996:


                                                                     YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 1998          1997          1996
                                                               ----------   -----------    ---------
Changes in operating assets and liabilities increasing
   (decreasing) cash:
          Restricted cash                                       $ (5,100)   $       --      $    --
          Other receivables                                       (2,657)       (5,223)      (2,984)
          Residual receivable                                      6,124       (46,318)      (6,583)
          Accrued interest receivable                              1,794        (2,292)        (516)
          Servicing asset                                            528        (1,468)          --
          Other assets                                             6,373        (5,378)      (1,052)
          Remittance due to loan participants                     (2,720)        1,072        2,331
          Accrued interest payable                                (1,551)        4,153          (24)
          Income taxes payable                                       511        (1,666)         637
          Other liabilities                                       (2,028)        3,082          227
                                                               ----------  -----------     ---------
                                                                $  1,274    $  (54,038)     $(7,964)
                                                               ==========   ===========    =========

The Company foreclosed on, or repossessed property used to collateralize loans receivable in the amount of $12.1 million, $5.4 million, and $4.5 million, in 1998, 1997, and 1996, respectively.

The Company sold real estate held for sale by issuing loans to the buyers in the amount of $66,000, $74,000 and $40,000 in 1998, 1997 and 1996, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18.  STATEMENT OF CASH FLOWS (CONTINUED)

During 1997, the Company transferred approximately $30.0 million of loans receivable held for investment to loans receivable held for sale primarily in connection with the sale of the auto loan assets.

The Company paid income taxes of $2.5 million, $1.6 million, and $322,000 in 1998, 1997, and 1996, respectively. The Company paid interest of $37.5 million, $21.0 million, and $11.0 million in 1998, 1997, and 1996, respectively.

NOTE 19.  STOCK OPTION PLANS

On May 21, 1981, the shareholders approved an employee stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock, which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No additional shares are available for grant under this stock option plan, and there are 12,000 unexercised options outstanding at December 31, 1998, of which 12,000 are exercisable.

On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,667 shares of common stock. In May 1997 and in June of 1998, the shareholders approved an additional 150,000 and 350,000 shares of common stock, respectively. Therefore, under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 1,066,667 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of market value at date of grant. The options expire ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 46,230 common stock options at December 31, 1998, and there are 945,675 unexercised options outstanding at December 31, 1998, of which 325,088 are exercisable.

Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 31 beginning in 1995 through 1999. Under the terms of the plan, the Company may grant options totaling 33,333. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. The remaining options available for grant under this plan consist of 27,606 common stock options at December 31, 1998, and there are 5,328 unexercised options outstanding at December 31, 1998, of which 3,730 are exercisable.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares that may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 1998, there were 14,500 agreements granted under this plan with 11,600 unexercised agreements outstanding, all of which are exercisable. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

The Articles of Incorporation of the Company were amended by vote of the shareholders at the Annual Meeting of Shareholders on April 18, 1996. The Class A Common Stock, $0.05 par value, was converted to common stock on a one-for-one basis effective April 19, 1996. All authorized but unissued shares of Class A Common Stock were canceled. The number of authorized shares of common stock was increased from 4,000,000 to 30,000,000. By vote of the shareholders at the Annual Meeting of Shareholders on May 27, 1997, the number of authorized shares of common stock was increased from 30,000,000 to 100,000,000.

The Company filed a registration statement with the Securities and Exchange Commission on September 20, 1996, for the issuance of 3,000,000 shares of common stock of which 2,119,031 shares were offered by the Company, and 880,969 shares were offered by certain selling shareholders. No officers or directors of the Company sold any shares in connection with the offering. The offering was effective on November 8, 1996. On December 11, 1996, the underwriters of the public offering exercised the option to purchase an additional 400,000 shares of common stock in accordance with the terms of the registration statements. Total gross proceeds of approximately $28,969,000 were raised as a result of the issuance of stock, which was offset by approximately $2,769,000 in costs and expenses relating to the transaction.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

Activity in stock options is as follows:

                                                                   Years Ended December 31,
                                                          -------------------------------------------
                                                              1998            1997           1996
                                                          -------------    -----------    -----------
Options outstanding, beginning of year                         483,971        487,638        339,000

 Date of Grant         Issued at:
-----------------   -----------------
    11-11-96        $12.25 per share                                --             --        258,000
    12-15-96        $11.25 per share                                --             --          3,330
    02-11-97        $13.50 per share                                --          1,000             --
    05-02-97        $13.00 per share                                --         10,000             --
    08-06-97        $14.25 per share                                --          5,000             --
    09-26-97        $13.50 per share                                --         21,000             --
    01-16-98         $8.00 per share                             6,000             --             --
    01-16-98         $9.00 per share                            15,000             --             --
    03-12-98         $9.75 per share                           205,000             --             --
    04-14-98         $8.75 per share                            16,900             --             --
    05-26-98         $6.75 per share                            50,000             --             --
    09-04-98        $2.440 per share                             7,000             --             --
    12-02-98             $0.9375 per                           400,000             --             --
                               share
                                                             ----------    -----------    -----------
                       Total Granted                           699,900         37,000        261,330
                                                             ----------    -----------    -----------

Expired, canceled or forfeited:
$1.32 per share                                                 (2,668)            --             --
$2.440 per share                                                     0             --             --
$4.625 per share                                               (28,800)            --             --
$8.00 per share                                                 (6,000)            --             --
$8.75 per share                                                      0             --             --
$9.00 per share                                                (15,000)            --             --
$9.75 per share                                                (50,000)            --             --
$10.38 per share (directors plan)                                 (400)            --             --
$11.25 per share (directors plan)                                 (533)            --             --
$12.25 per share                                               (87,000)            --             --
$13.50 per share                                                (1,000)            --             --
$13.50 per share                                               (15,000)            --             --
$14.25 per share                                                (5,000)            --             --
                                                             ----------    -----------    -----------
                                                              (211,401)            --             --
Exercised:
$1.0825 per share                                               (6,667)       (17,336)       (74,197)
$1.32 per share                                                     --        (13,332)       (29,335)
$4.625 per share                                                (1,600)        (9,600)        (9,160)
$5.09 per share                                                 (1,200)            --             --
$10.380 per share                                                   --           (266)            --
$11.250 per share                                                   --           (133)            --
                                                             ----------    ----------- -- -----------
  Total exercised, canceled, expired, or                      (220,868)       (40,667)      (112,692)
forfeited
                                                             ----------    -----------    -----------
Options end of year                                            963,003        483,971        487,638
outstanding,
                                                             ==========    ===========    ===========
Exercisable, end of year                                       340,818        193,839         98,973
                                                             ==========    ===========    ===========
Available for grant, end of year                                73,836        292,340        179,340
                                                             ==========    ===========    ===========

The above table does not include the 14,500 restricted stock agreements issued in 1996 of which 11,600 are unexercised.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." As such, the stock-based compensation utilized by the Company has been accounted for under APB Opinion No. 25.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998            1997           1996
                                               -------------    -----------    ------------
                                                  (In thousands, except per share data)
   Net income - as reported                    $    (57,745)    $   11,253     $    10,095
   Net income - pro forma                           (58,025)        10,969           9,875
   Diluted earnings per share - as reported           (5.94)          1.17            1.42
   Diluted earnings per share - pro forma             (5.97)          1.14            1.39

The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions used in 1997 and 1996: dividend yield of 0%, expected volatility of 64.0%, risk-free interest rate of approximately 5.7%, and expected lives of 3 years. The weighted average assumption used in 1998 were dividend yield of 0%, expected volatility of 142%, risk-free interest rate of 4.64% and expected lives of 5 years. The pro forma amounts disclosed above may not be representative of the effects on reported net income for future periods.

The Company implemented an Employee Stock Purchase Plan ("ESPP") in 1997. The ESPP allows eligible employees the right to purchase common stock at the end of each of two six-month offering periods (January 1 through June 30 and July 1 through December 31). Eligible employees must work 20 or more hours per week and have been employed for a period of 1 year. The stock is purchased at 85% of the lower of the market price at the beginning or ending of each six-month offering period. A liability is recorded for ESPP withholdings not yet applied towards the purchase of common stock. The Company's Board of Directors has authorized 200,000 shares to be issued under the Espp.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20.  TRANSACTIONS WITH RELATED PARTIES

The Company engaged in the following related party transactions:

The Company obtains legal services from Wyche, Burgess, Freeman & Parham, P.A., certain members of which, when considered in the aggregate, beneficially own 596,351 shares of the Company's capital stock. A partner of the firm also serves as secretary to the Company. Total charges for these services were approximately $659,000 in 1998, $308,000 in 1997, and $756,000 in 1996.

Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $661,000, $660,000 and $694,000 at December 31, 1998, 1997 and 1996, respectively. The Company also had notes receivable from related parties at December 31, 1998, 1997 and 1996 of approximately $168,000, $509,000 and $1.1 million, respectively.

NOTE 21.  EMPLOYEE RETIREMENT PLAN

The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan allows employees who have completed 30 days of service to participate in the plan and provides for Company contributions, subject to certain limitations. Company matching contributions are 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contributions under the plan totaled approximately $879,000 in 1998, $761,000 in 1997, and $60,000 in 1996.

NOTE 22.  COMMITMENTS AND CONTINGENCIES

The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 1998, the Company had no outstanding forward commitment contracts.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the year ended December 31, 1998, are as follows:

                                                                        Quarter Ended
                                               -------------------------------------------------------------
                                                   March 31,        June 30,        September      December
                                                                                   30,            31,
                                                    1998             1998            1998           1998
                                               --------------    ------------    ------------   ------------
                                                          (in thousands, except share data)
REVENUES:
    Interest income                              $      8,673    $     10,516         10,364     $     5,522
    Servicing income                                    4,222           3,379          2,597           2,041
    Gain on sale of loans:
      Gross gain (loss) on sale of loans                6,517           6,775          2,529          (6,349)
      Loan fees, net                                    3,602           3,228          3,261           1,654
                                                 -------------   -------------   ------------    ------------
      Total gain (loss) on sale                        10,119          10,003          5,790          (4,695)
      Gain on sale of subsidiaries-net assets              --              --             --          18,964
      Other revenues                                    1,540             879          1,092             719
                                                 -------------   -------------    -----------    ------------
      Total revenues                                   24,554          24,777         19,843          22,551

EXPENSES:
    Interest                                            8,432           9,953          9,950           7,633
    Provision for credit losses                         4,829           2,111          3,639           1,327
    Fair market writedown (writeup) on                  1,580           7,330          5,320           (592)
residual receivables
    Salaries, wages and employee benefits              18,272          16,105         12,487           9,720
    Business development costs                          3,479           3,055          1,954           2,330
    Restructuring charges                                  --              --             --           6,838
    Other general and administrative                    7,902           6,631          7,671           6,760
                                                 -------------   -------------    -----------    ------------
      Total expenses                                   44,494          45,185         41,021          34,016
                                                 -------------   -------------    -----------    ------------
    Loss before income taxes, minority
interest and                                          (19,940)        (20,408)       (21,178)        (11,465)
      extraordinary item
    Provision (benefit) for income taxes                  679           2,565            866          (1,093)
    Minority interest in (earnings) loss of                 4              (2)            11              34
subsidiaries
                                                 -------------   -------------    -----------    ------------
    Income before extraordinary item                  (20,615)        (22,975)       (22,033)        (10,338)
    Extraordinary item-gain on extinguishment
of debt, net                                               --              --          7,724          10,492
      of $0 tax
                                                 -------------   -------------    -----------    ------------
      Net income (loss)                          $    (20,615)   $    (22,975)       (14,309)    $       154
                                                 =============   =============    ===========    ============

    Basic earnings (loss) per share of common stock:
          Loss before extraordinary item         $      (2.12)   $      (2.37)         (2.26)    $     (1.06)
          Extraordinary item, net of taxes                 --              --            .79            1.08
                                                 -------------   -------------    -----------    ------------
          Net income (loss)                      $      (2.12)   $      (2.37)         (1.47)    $       .02
                                                 =============   =============    ===========    ============

    Basic weighted average shares outstanding       9,701,993       9,708,083       9,733,099       9,733,374
                                                 =============   =============    ===========    ============

    Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item         $      (2.12)          (2.37)         (2.26)          (1.06)
          Extraordinary item, net of tax                   --              --            .79            1.08
                                                 =============   =============    ===========    ============
          Net income (loss)                             (2.12)          (2.37)         (1.47)            .02
                                                 =============   =============    ===========    ============

    Diluted weighted average shares outstanding     9,701,993       9,708,083       9,733,099       9,733,374
                                                 =============   =============    ===========    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

The quarterly results of operations for the year ended December 31, 1997, are as follows:

                                                                   Quarter Ended
                                           ---------------------------------------------------------------
                                             March 31,        June 30,        September      December 31,
                                                                                 30,
                                               1997             1997             1997            1997
                                           --------------    ------------    -------------   -------------
                                                         (in thousands, except share data)
REVENUES:
    Interest income                         $      6,207     $     8,817     $     10,842    $      8,142
    Servicing income                               1,145           1,940            2,920           2,509
  Gain on sale of loans:
    Gross gain on sale of loans                    6,218          11,889           14,674          20,047
    Loan fees, net                                 5,878           7,337            8,852           8,140
                                             ------------    ------------    -------------   -------------
      Total gain on sale                          12,096          19,226           23,526          28,187
    Other revenues                                   237             196              328             638
                                             ------------    ------------    -------------   -------------
      Total revenues                              19,685          30,179           37,616          39,476
                                             ------------    ------------    -------------   -------------

EXPENSES:
    Interest                                       3,727           6,055            6,953           8,398
    Provision for credit losses                    2,073           2,599            2,415           2,943
    Salaries, wages and employee benefits          8,045          10,715           13,825          15,459
    Business development costs                     1,213           1,806            1,980           2,487
    Other general and administrative               4,027           5,908            8,173          10,646
                                             ------------    ------------    -------------   -------------
      Total expenses                              19,085          27,083           33,346          39,933
                                             ------------    ------------    -------------   -------------
    Income before income taxes and
      minority interest                              600           3,096            4,270            (457)
    Provision (benefit) for income taxes              42          (1,667)            (350)         (1,925)
    Minority interest in earnings of                (156)             --               --              --
subsidiaries
                                             ------------    ------------    -------------   -------------
      Net income                             $        402     $     4,763     $      4,620    $      1,468
                                             ============    ============    =============   =============
      Basic earnings per share of common
        stock                                $      0.04     $       0.52    $       0.48    $       0.15
                                             ============    ============    =============   =============
      Basic weighted average shares
         outstanding                            9,143,176        9,147,570       9,651,566       9,674,044
                                             ============    ============    =============   =============
      Diluted earnings per share of common
         stock                               $      0.04     $      0.51     $       0.47    $       0.15
                                             ============    ============    =============   =============
      Diluted weighted average
        shares outstanding                     9,351,103        9,310,153       9,861,750       9,885,032
                                             ============    ============    =============   =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24.  EARNINGS PER SHARE

Effective January 29, 1996, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend. The weighted average number of shares of Common Stock have been restated for all periods presented to reflect this stock split.

The following table sets forth the computation of basic and fully diluted earnings per share.

                                                                  For the Year Ended December 31,
                                                           -----------------------------------------------
                                                               1998             1997            1996
                                                           -------------    -------------   --------------
                                                                 (in thousands, except per share data)
Numerator
Net income  (loss)-numerator  for basic and fully diluted  $   (57,745)     $     11,253    $      10,095
EPS

Denominator
Basic weighted average shares  o/s-denominator  for basic     9,719,262        9,406,221        6,852,420
EPS
Effect of dilutive employee stock options                            --          192,590          247,454
                                                           -------------    -------------   --------------
Fully diluted  weighted  average  shares  o/s-denominator
for fully                                                     9,719,262        9,598,811        7,099,874
  diluted EPS

Basic earnings per common share                            $     (5.94)     $       1.20    $        1.47
Fully diluted earnings per common share                    $     (5.94)     $       1.17    $        1.42


The computation of fully diluted EPS in 1998 does not take into account the effect of any outstanding common stock equivalents since their inclusion would be antidilutive.

NOTE 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LOANS RECEIVABLE

For residential mortgage loans, small business loans and auto loans fair value is estimated using the market prices received on recent sales or securitizations of these loans in the secondary market.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

RESIDUAL RECEIVABLE, NET

The fair value of the residual receivable is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis.

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

SENIOR UNSECURED DEBT

The fair value of senior unsecured debt is based on the market value of the publicly traded securities.

COMMITMENTS TO EXTEND CREDIT

The fair value of commitments to extend credit is determined by using the anticipated market prices that the loans will generate in the secondary market.

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                        1998                          1997
                                             ---------------------------    --------------------------
                                              CARRYING         FAIR         CARRYING          FAIR
                                               AMOUNT          VALUE          AMOUNT         VALUE
                                             ------------   ------------    -----------    -----------
                                                                  (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents                  $    36,913    $    36,913          7,561     $    7,561
  Restricted cash                                  5,100          5,100             --             --
  Loans receivable                               116,898        120,000        288,429        296,000
  Residual receivable                             43,857         43,857         63,202         63,202

Financial Liabilities:
  Notes payable to banks and other           $    16,736    $    16,736         77,605     $   77,605
  Investor savings:
    Notes due to investors                       118,586        118,586        115,368        115,368
    Subordinated debentures                       17,304         17,304         18,947         18,947
  Senior unsecured debt                           86,650         43,000        125,000        125,000
Commitments to extend credit                       5,619          5,800        100,293        105,308

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26. CONSOLIDATING CONDENSED FINANCIAL DATA OF THE COMBINED SUBSIDIARIES THAT GUARANTEED SENIOR DEBT

The Subsidiary Guarantors of the Company's Senior Notes at December 31, 1998 consist of the following wholly owned subsidiaries of the Company:

        HomeGold, Inc. (f/k/a Emergent Mortgage Corp.)
        Emergent Mortgage Corp. of Tennessee
        Carolina Investors, Inc.
        Emergent Insurance Agency Corp.

Investments in subsidiaries are accounted for by the Parent and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantor's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain sums in the following tables may reflect immaterial rounding differences.

As of December 31, 1998, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. and Premier Financial Services, Inc. (the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

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

The majority of the assets of Emergent Business Capital, Inc., Emergent Commercial Mortgage, Inc., Emergent Business Capital Equity Group, Inc. and Reedy River Ventures Limited Partnership were sold to Transamerica Business Credit Corporation on November 13, 1998. Accordingly, any guarantees of these companies were terminated upon consummation of that sale.

A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, a Maryland Limited Liability Company, on December 2, 1998.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 CONSOLIDATING BALANCE SHEETS
                                      DECEMBER 31, 1998
                                         (Unaudited)
                                    (Dollars in thousands)

                                                     Combined     Combined
                                                     Wholly-Owned Non         Combined
                                                     Guarantor    Wholly-OwnedNon-Guarantor
                                          Parent     Subsidiaries Guarantor   Subsidiaries
                                          Company                 Subsidiaries             EliminationsConsolidated
                                          ---------  -----------  ----------  -----------  ----------  -----------
                 ASSETS
Cash and cash equivalents                 $    196   $   34,215   $      --    $  2,502    $      --    $  36,913
Restricted cash                              5,100           --          --          --           --        5,100
Loans receivable:
   Loans receivable                             --      124,740          --          --           --      124,740
   Notes receivable from affiliates         48,876           --          --           3      (48,879)          --
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Total loans receivable             48,876      124,740          --           3      (48,879)     124,740

   Less  allowance  for credit  losses on       --       (6,659)         --          --           --       (6,659)
loans
   Less deferred loan fees                      --       (2,071)         --          --           --       (2,071)
   Plus deferred loan costs                     --          888          --          --           --          888
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Net loans receivable               48,876      116,898          --           3      (48,879)     116,898

Other Receivables:
   Income tax                                   --          900          --          --           --          900
   Accrued interest receivable                  21        2,592          --          --           --        2,613
   Other receivables                             4       11,126          --         898           --       12,028
                                          ---------  -----------  ----------  ----------   ----------  -----------
      Total other receivables                   25       14,618          --         898           --       15,541

Investment in subsidiaries                  35,550           --          --          --      (35,550)          --

Residual receivables, net                       --       31,752          --      12,105           --       43,857
Net property and equipment                      --       19,665          --          --           --       19,665
Real   estate   and   personal   property       --        5,881          --          --           --        5,881
acquired through foreclosure
Net  excess  of cost  over net  assets of       40        1,620          --          --            --       1,660
acquired businesses
Deferred tax                                 3,510          641          --          --            --       4,151
Other assets                                 2,696        4,846          --          --           --        7,542
                                          ---------  -----------  ----------  ----------   ----------  -----------
TOTAL ASSETS                              $ 95,993   $  230,136   $      --    $ 15,508    $ (84,429)   $ 257,208
                                          =========  ===========  ==========  ==========   ==========  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Revolving warehouse lines of credit    $     --   $   16,736   $      --    $     --    $      --    $  16,736

   Investor savings:
      Notes payable to investors                --      118,586          --          --           --      118,586
      Subordinated debentures                   --       17,304          --          --           --       17,304
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Total investor savings                 --      135,890          --          --           --      135,890

   Senior unsecured debt                    86,650           --          --          --           --       86,650

   Accounts  payable and accrued
      liabilities                              624        6,032          --          --            --       6,656
   Remittances payable                          --        1,871          --          --           --        1,871
   Income taxes payable                        201          181          --          --           --          382
   Accrued interest payable                  2,717          482          --          --           --        3,199
   Due to (from) affiliates                     --       (7,947)         --       7,947            --          --
                                          ---------  -----------  ----------  ----------   ----------  -----------
      Total other liabilities                3,542          619          --       7,947            --      12,108

   Subordinated debt to affiliates              --       48,879          --          --      (48,879)          --
                                          ---------  -----------  ----------  ----------   ----------  -----------

Total liabilities                           90,192      202,124          --       7,947      (48,879)     251,384

Minority interest                               --           --          --          23           --           23

Shareholders' equity:
   Common stock                                486        4,091          --           1       (4,092)         486
   Preferred stock                              --           --          --          --            --          --
   Capital in excess of par value           38,821       71,683          --      17,675      (89,358)      38,821
   Retained earnings (deficit)              (33,506)    (47,762)         --      (10,138)      57,900     (33,506)
                                            -------  -----------                 -------     --------     --------
Total shareholders' equity                   5,801       28,012          --       7,538      (35,550)       5,801
                                          ---------  -----------  ----------  ----------   ----------  -----------
TOTAL   LIABILITIES   AND   SHAREHOLDERS'
      EQUITY                              $ 95,993   $  230,136   $      --    $ 15,508    $ (84,429)   $ 257,208
                                            =======    =========  ==========     =======     ========     ========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 CONSOLIDATING BALANCE SHEETS
                                      DECEMBER 31, 1997
                                         (Unaudited)
                                    (Dollars in thousands)

                                                     Combined     Combined
                                                     Wholly-Owned Non         Combined
                                                     Guarantor    Wholly-OwnedNon-Guarantor
                                          Parent     Subsidiaries Guarantor   Subsidiaries
                                          Company                 Subsidiaries             EliminationsConsolidated
                                          ---------  -----------  ----------  -----------  ----------  -----------
                 ASSETS
Cash and cash equivalents                 $    713   $    6,411   $     263    $    174    $      --    $   7,561

Loans receivable:
   Loans receivable                             --      281,040       9,325       7,250           --      297,615
   Notes receivable from affiliates         71,854       31,851          --          25      (103,730)         --
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Total loans receivable             71,854      312,891       9,325       7,275      (103,730)    297,615

   Less  allowance  for credit  losses on       --       (6,528)         --          --           --       (6,528)
loans
   Less deferred loan fees                      --       (3,556)       (568)       (192)          --       (4,316)
   Plus deferred loan costs                     --        1,458         200          --           --        1,658
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Net loans receivable               71,854      304,265       8,957       7,083      (103,730)    288,429

Other Receivables:
   Income tax                                1,029           --          --          --            --       1,029
   Accrued interest receivable                  --        4,250          63          94           --        4,407
   Other receivables                         2,649        6,802         496          --         (296)       9,651
                                          ---------  -----------  ----------  ----------   ----------  -----------
      Total other receivables                3,678       11,052         559          94         (296)      15,087

Investment in subsidiaries                  107,989          --          --          --      (107,989)         --

Residual receivables, net                       --       43,579          --      19,623           --       63,202
Net property and equipment                   1,666       15,086       1,328          --           --       18,080
Real   estate   and   personal   property       --        3,295          --          --           --        3,295
acquired through foreclosure
Net  excess  of cost  over net  assets of       42        3,426          --         342         (936)       2,874
acquired businesses
Deferred tax                                 4,588        2,117          --          --       (2,554)       4,151
Other assets                                 4,822        8,207         207         237           --       13,473
                                          ---------  -----------  ----------  ----------   ----------  -----------
TOTAL ASSETS                              $ 195,352  $  397,438   $  11,314    $ 27,553    $ (215,505)  $ 416,152
                                          =========  ===========  ==========  ==========   ==========  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Revolving warehouse lines of credit    $     --   $   77,605   $      --    $     --    $      --    $  77,605

   Investor savings:
      Notes payable to investors                --      115,368          --          --           --      115,368
      Subordinated debentures                   --       18,947          --          --           --       18,947
                                          ---------  -----------  ----------  ----------   ----------  -----------
         Total investor savings                 --      134,315          --          --           --      134,315

   Senior unsecured debt                    125,000          --          --          --           --      125,000

   Accounts  payable and accrued
      liabilities                              312        7,408         760          22       (1,985)       6,517
   Remittances payable                          --        4,591          --          --           --        4,591
   Accrued interest payable                  3,645        1,105          --          --           --        4,750
   Due to affiliates                         3,021           --          --       7,057      (10,078)          --
                                          ---------  -----------  ----------  ----------   ----------  -----------
      Total other liabilities                6,978       13,104         760       7,079      (12,063)      15,858

   Subordinated debt to affiliates              --       63,969       9,544      16,829      (90,342)          --
                                          ---------  -----------  ----------  ----------   ----------  -----------

Total liabilities                           131,978     288,993      10,304      23,908      (102,405)    352,778

Shareholders' equity:
   Common stock                                484        4,259          --          10       (4,269)         484
   Preferred stock                              --        4,621       5,700          --      (10,321)          --
   Capital in excess of par value           38,609       64,570          --       3,102      (67,672)      38,609
   Retained earnings (deficit)              24,281       34,995      (4,690)        533      (30,838)      24,281
                                          ---------  -----------  ----------  ----------   ----------  -----------
Total shareholders' equity                  63,374      108,445       1,010       3,645      (113,100)     63,374
                                          ---------  -----------  ----------  ----------   ----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $ 195,352  $  397,438   $  11,314    $ 27,553    $ (215,505)  $ 416,152
                                          =========  ===========  =========    =========   ==========   ==========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                            CONSOLIDATING STATEMENTS OF OPERATIONS
                                 YEAR ENDED DECEMBER 31, 1998
                                         (Unaudited)
                                    (Dollars in thousands)

                                                                Combined
                                                   Combined     Non         Combined
                                                  Wholly-Owned  Wholly-OwnedNon-Guarantor
                                     Parent        Guarantor    Guarantor   Subsidiaries
                                      Company     Subsidiaries  Subsidiaries             Eliminations  Consolidated
                                     -----------  ------------  ----------  -----------  -----------   -------------
REVENUES:
   Interest income                   $    8,109    $   34,551   $      10    $   1,238   $   (8,833)   $     35,075
   Servicing income                          --        18,646          --        2,734       (9,141)         12,239
   Gain on sale of loans:
      Gross gain on sale of loans            --         8,057       1,415           --           --           9,472
      Loan fees, net                         --        10,136       1,520           89           --          11,745
                                     -----------  ------------  ----------  -----------  -----------   -------------
          Total gain on sale of
             loans                           --        18,193       2,935           89           --          21,217
   Gain on sale of subsidiaries'
       net assets                            --        18,964          --           --           --          18,964
   Other revenues                           927         3,242         217          489         (645)          4,230
                                     -----------  ------------  ----------  -----------  -----------   -------------
      Total revenues                      9,036        93,596       3,162        4,550      (18,619)         91,725
                                     -----------  ------------  ----------  -----------  -----------   -------------
EXPENSES:
   Interest                              14,479        30,420         125          402       (9,458)         35,968
   Provision for credit losses               20        11,886          --           --           --          11,906
   Fair  value  write-down of
      residual receivables                   --         9,902          --        3,736           --          13,638
   Salaries,   wages  and   employee      3,176        49,769       3,639           --           --          56,584
      benefits
   Business development costs                2        10,547         269            --           --          10,818
   Restructuring charges                    --         6,838          --            --           --           6,838
  Other general and  administrative     (2,216)       28,395       2,552           256          (23)         28,964
      expense
                                     -----------     ---------  ----------  -----------  -----------   -------------
      Total expenses                     15,461       147,757       6,585        4,394       (9,481)        164,716
                                     -----------  ------------  ----------  -----------  -----------   -------------

   Income (loss) before income
       taxes, minority interest,
       equity in undistributed earnings
       of subsidiaries,  and
       extraordinary item                (6,425)      (54,161)     (3,423)          156       (9,138)       (72,991)
   Equity in undistributed  earnings
       (loss) of subsidiaries           (69,668)      (10,138)         --           --        79,806             --
                                     -----------  ------------  ----------  -----------  -----------   -------------
   Income (loss) before income
     taxes, minority interest,
     and extraordinary item             (76,093)      (64,299)     (3,423)          156       70,668        (72,991)

   Provision  (benefit)  for  income
     taxes                                 (132)        3,195         (46)           --           --          3,017
                                        --------     ---------                 --------    ---------     -----------
   Income (loss) before minority
      interest and extraordinary
      item                              (75,961)      (67,494)     (3,377)          156       70,668        (76,008)
   Minority  interest in  (earnings)
      loss of subsidiaries                   --            --          --           47           --              47
                                     -----------  ------------  ----------  -----------  -----------   -------------
   Income (loss) before
      extraordinary iterm               (75,961)      (67,494)     (3,377)          203      70,668         (75,961)
   Extraordinary item-gain on
      extinguishment of
      debt, net of  $0 tax               18,216            --          --           --           --          18,216
                                     -----------  ------------  ----------  -----------  -----------   -------------

   NET INCOME (LOSS)                 $  (57,745)   $  (67,494)  $  (3,377)   $      203  $   70,668    $    (57,745)
                                     ===========  ============  ==========  ===========  ===========   =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            CONSOLIDATING STATEMENTS OF OPERATIONS
                                 YEAR ENDED DECEMBER 31, 1997
                                         (Unaudited)
                                    (Dollars in thousands)

                                                     Combined     Combined
                                                     Wholly-Owned Non         Combined
                                                     Guarantor    Wholly-OwnedNon-Guarantor
                                          Parent     Subsidiaries Guarantor   Subsidiaries
                                          Company                 Subsidiaries             Eliminations Consolidated
                                          ---------  -----------  ----------  -----------  ----------   ----------
REVENUES:
   Interest income                        $  2,620   $   33,753   $      50    $     423   $  (2,838)   $  34,008
   Servicing income                             --        8,514          --           --          --        8,514
   Gain on sale of loans:
      Gross gain on sale of loans               --       51,409       1,419           --          --       52,828
      Loan fees, net                            --       28,024       2,137           46          --       30,207
                                          ---------  -----------  ----------  -----------  ----------  -----------
          Total gain on sale of loans           --       79,433       3,556           46          --       83,035

   Other revenues                              253          923          11          405        (193)       1,399
                                          ---------  -----------  ----------  -----------  ----------  -----------
      Total revenues                         2,873      122,623       3,617          874      (3,031)     126,956

EXPENSES:
   Interest                                  4,436       23,308         193          203      (3,007)      25,133
   Provision for credit losses                  --       10,030          --           --          --       10,030
   Salaries, wages and employee benefits     4,421       40,032       3,591           --          --       48,044
   Business development costs                   25        7,206         255           --          --        7,486
   Other   general   and   administrative   (5,026)      30,390       3,302          116         (28)      28,754
      expense
                                          ---------    ---------  ----------  -----------  ----------  -----------
      Total expenses                         3,856      110,966       7,341          319      (3,035)     119,447
                                          ---------  -----------  ----------  -----------  ----------  -----------

   Income before  income taxes,  minority
   interest, and equity  in  undistributed
   earnings of subsidiaries                   (983)      11,657     (3,724)          555           4        7,509

   Equity in  undistributed  earnings  of    8,302           --          --           --      (8,302)          --
subsidiaries
                                          ---------  -----------  ----------  -----------  ----------  -----------
   Income   before   income   taxes   and    7,319       11,657     (3,724)          555      (8,298)       7,509
minority interest

   Provision (benefit) for income taxes     (3,917)        (106)        101           22          --       (3,900)
                                            -------    ---------  ----------     --------    --------     --------
   Income before minority interest          11,236       11,763     (3,825)          533      (8,298)      11,409
   Minority  interest in (earnings)  loss       17         (173)         --           --          --         (156)
of subsidiaries
                                          ---------  -----------  ----------  -----------  ----------  -----------

   NET INCOME                             $ 11,253   $   11,590   $ (3,825)    $     533   $  (8,298)   $  11,253
                                          =========  ===========  ==========  ===========  ==========  ===========



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            CONSOLIDATING STATEMENTS OF OPERATIONS
                                 YEAR ENDED DECEMBER 31, 1996
                                         (Unaudited)
                                    (Dollars in thousands)

                                                     Combined     Combined
                                                     Wholly-      Non Wholly-   Combined
                                                     Owned          Owned         Non-
                                          Parent     Guarantor    Guarantor     Guarantor
                                          Company    Subsidiaries Subsidiaries Subsidiaries Eliminations  Consolidated
                                          ---------  -----------  ----------   -----------  ------------  ------------
REVENUES:
   Interest income                        $     88   $  18,277    $      19   $      --    $    (476)   $  17,908
   Servicing income                             --       3,274           --          --           --        3,274
   Gain on sale of loans:
      Gross gain on sale of loans               --      23,799           16          --           --       23,815
      Loan fees, net                            --       4,078           72          --           --        4,150
                                          ---------  ----------  -----------  ----------   ----------  -----------
          Total gain on sale of loans           --      27,877           88          --           --       27,965

   Other revenues                              406         835           --          --           --        1,241
                                          ---------  ----------  -----------  ----------   ----------  -----------
      Total revenues                           494      50,263          107          --         (476)      50,388

EXPENSES:
   Interest                                    457      11,019           21          --         (476)      11,021
   Provision for credit losses                  --       5,416           --          --           --        5,416
   Salaries, wages and employee benefits     1,931      11,221          511          --           --       13,663
   Business development costs                   17       1,557           29          --           --        1,603
   Other   general   and   administrative   (1,717)      9,469          472          --           --        8,224
expense
                                          ---------    --------  -----------  ----------   ----------     --------
      Total expenses                           688      38,682        1,033          --         (476)      39,927
                                          ---------  ----------  -----------  ----------   ----------  -----------

   Income before  income taxes,  minority
      interest, and  equity  in
      undistributed  earnings
      of subsidiaries                         (194)     11,581         (926)         --           --       10,461
   Equity in undistributed
      earnings of subsidiaries              10,116          --           --          --      (10,116)          --
                                          ---------  ----------  -----------  ----------   ----------  -----------
   Income before income taxes and
      minority interest                      9,922      11,581        (926)          --      (10,116)      10,461

   Provision (benefit) for income taxes          6         774         (62)          --           --          718
                                            -------    --------  -----------  -----------    --------     --------
   Income before minority interest           9,916      10,807        (864)          --      (10,116)       9,743
   Minority  interest  in loss  of
      subsidiaries                             179         173           --          --           --          352
                                          ---------  ----------  -----------  ----------   ----------  -----------
   NET INCOME                             $ 10,095   $  10,980    $   (864)   $      --    $ (10,116)   $  10,095
                                          =========  ==========  ===========  ==========   ==========  ===========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                 YEAR ENDED DECEMBER 31, 1998
                                         (Unaudited)
                                    (Dollars in thousands)


                                                      Combined     Combined
                                                      Wholly-      Non Wholly-   Combined
                                                      Owned        Owned           Non-
                                           Parent     Guarantor    Guarantor     Guarantor
                                           Company    Subsidiaries Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ---------  -----------  ------------  ------------  ------------  -----------
OPERATING ACTIVITIES:
   Net income (loss)                       $ (57,745) $  (67,494)  $  (3,377)  $     203    $   70,668  $  (57,745)
   Adjustments  to reconcile net income to
      net cash provided
      by (used in) operating activities:
      Equity in undistributed  earnings of
        subsidiaries                         69,668       10,138          --          --      (79,806)          --
      Depreciation and amortization             430        2,992         192          12           --        3,626
      Fair  market  writedown  of residual
        receivable                               --       11,144          --       2,494           --       13,638
      Provision   (benefit)  for  deferred
        income taxes                            692         (371)       (321)         --           --           --
      Provision for credit losses                20       11,886          --          --           --       11,906
      Provision  for losses on real estate
        owned                                    --          696          --          --           --          696
      Gain on retirement of senior
        unsecured debt                       (18,216)         --          --          --           --      (18,216)
      Net (increase)  decrease in deferred
        loan costs                               --          770          --          --           --          770
      Net increase  (decrease) in unearned
        discount and other  deferrals            --       (2,245)         --          --           --       (2,245)
      Loans originated with intent to sell       --     (708,004)    (39,438)         --           --     (747,442)
      Principal proceeds from sold loans        178      718,406      48,764      11,600           --      778,948
      Proceeds  from   securitization   of
        loans                                    --       92,316          --          --           --       92,316
      Restructuring charge-fixed assets          --        3,593          --          --           --        3,593
      Other                                      44        1,142          --        (192)          --          994
      Changes  in  operating   assets  and
        liabilities increasing (decreasing)
         cash                                 3,419       (5,612)        (29)      5,663           --        3,441
                                           ---------  -----------  ----------  ----------   ----------  -----------
            Net  cash  provided  by  (used
             in) operating activities        (1,510)      69,357       5,791      19,780       (9,138)       84,280

INVESTING ACTIVITIES:
   Loans originated for investment
     purposes                                  (468)    (150,549)         --      (5,600)          --     (156,617)
   Principal collections on loans not sold       65      180,881          --       1,250           --      182,196
   Proceeds  from sale of real  estate and
     personal property acquired through
     foreclosure                                453        7,140          --          --           --        7,593
   Proceeds  from the sale of property and
     equipment                               (1,262)       4,070          --          --           --        2,808
   Purchase of property and equipment           (64)     (11,463)       (174)         --           --      (11,701)
   Other                                       (748)        (514)      1,310          --           --           48
                                           ---------  -----------  ----------  ----------   ----------  -----------
   Net cash provided by (used   in)
     investing activities                    (2,024)      29,565       1,136      (4,350)          --       24,327

FINANCING ACTIVITIES:
   Advances on notes payable to banks            --      324,400          --       9,653           --      334,053
   Payments on notes payable to banks            --     (385,269)         --      (9,653)          --     (394,922)
   Net increase in  notes payable  to
     investors                                   --        3,218          --          --           --        3,218
   Net (decrease) increase in
     subordinated debentures                     --       (1,643)         --          --           --       (1,643)
   Retirement of senior unsecured debt       (20,134)         --          --          --           --      (20,134)
   Advances (to) from subsidiary             22,978      (11,824)     (7,190)    (13,102)       9,138           --
   Proceeds  from  issuance of  additional
    common stock                                214           --          --          --           --          214
   Other                                        (41)          --          --          --           --          (41)
                                           ---------    ---------  ---------   ----------     --------  -----------
   Net cash provided by (used   in)
     financing activities                     3,017      (71,118)     (7,190)    (13,102)       9,138      (79,255)
                                           ---------  -----------  ----------  ----------   ----------  -----------
   Net  increase  (decrease)  in cash  and
     cash equivalents                          (517)      27,804        (263)      2,328           --       29,352
CASH AND CASH  EQUIVALENTS,  BEGINNING  OF
  YEAR                                          713        6,411         263         174           --        7,561
                                             -------    ---------  ----------  ----------   ----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR          196       34,215          --       2,502           --       36,913
                                           =========  ===========  ==========  ==========   ==========  ===========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                 YEAR ENDED DECEMBER 31, 1997
                                         (Unaudited)
                                    (Dollars in thousands)

                                                      Combined     Combined
                                                      Wholly-      Non Wholly-   Combined
                                                      Owned        Owned           Non-
                                           Parent     Guarantor    Guarantor     Guarantor
                                           Company    Subsidiaries Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                          ----------  ------------ ------------  ------------  ------------  ------------
OPERATING ACTIVITIES:
   Net income                              $  11,253   $   11,590   $ (3,825)   $     533   $   (8,298)  $   11,253
   Adjustments  to reconcile net income to
    net cash provided
      by (used in) operating activities:
      Equity in undistributed  earnings of
        subsidiaries                          (8,302)          --          --          --        8,302           --
      Depreciation and amortization              304        2,009         375           7           (4)       2,691
      Provision for deferred income taxes     (3,291)        (853)        331          --           --       (3,813)
      Provision for credit losses                 --       10,030          --          --           --       10,030
      Net (increase)  decrease in deferred
        costs                                              (1,573)         --          --           --       (1,573)
      Net increase  (decrease) in unearned
        discount and deferrals                              2,252         368         192                     2,812
      Loans originated with intent to sell        --   (1,098,826)    (41,507)         --           --   (1,140,333)
      Principal proceeds from sold loans          --      485,622      32,181          --           --      517,803
      Proceeds  from   securitization   of
        loans                                     --      509,781          --          --           --      509,781
      Other                                       15        (917)          --          --           --         (902)
      Changes  in  operating   assets  and
        liabilities increasing (decreasing)
        cash                                   3,375      (46,295)      (202)     (10,916)          --     (54,038)
                                           ----------  -----------  ----------  ----------  -----------  -----------
            Net  cash  provided  by  (used
              in) operating activities         3,354     (127,180)    (12,279)    (10,184)          --     (146,289)

INVESTING ACTIVITIES:
   Loans originated for investment
     purposes                                     --     (124,938)         --      (8,250)          --     (133,188)
   Principal collections on loans not sold        --      127,552          --       1,000           --      128,552
   Principal  collections on  asset-backed
     securities                                   --           --          --          --           --           --
   Additional investment in subsidiary       (54,168)      53,389          --         779           --           --
   Proceeds  from sale of real  estate and
     personal property acquired through
     foreclosure                                   --        6,652          --          --           --        6,652
   Proceeds  from  sale  of  property  and
      equipment                                    29           --         --          --           --           29
   Purchase of property and equipment         (1,438)     (10,591)    (1,193)          --           --      (13,222)
   Other                                         (40)        (371)         --          --           --         (411)
                                           ----------  -----------  ----------  ----------  -----------  -----------
   Net cash  provided by (used  in)
     investing activities                    (55,617)      51,693     (1,193)      (6,471)          --      (11,588)

FINANCING ACTIVITIES:
   Advances on notes payable to banks             --    1,139,815          --          --           --    1,139,815
   Payments on notes payable to banks             --   (1,117,704)         --          --           --   (1,117,704)
   Net increase  in  notes   payable  to
     investors                                    --       17,381          --          --           --       17,381
   Net (decrease) increase in
     subordinated debentures                      --        2,832          --          --           --        2,832
   Advances (to) from subsidiary             (69,054)      38,616      13,609      16,829           --           --
   Proceeds   from   issuance   of  senior
     unsecured debt                          120,578           --          --          --           --      120,578
   Proceeds  from  issuance of additional
     common stock                              1,260           --          --          --           --        1,260
                                           ----------  -----------              ----------  -----------  -----------
                                                                    ----------
   Net cash  provided by financing
     activities                               52,784       80,940      13,609      16,829           --      164,162
                                           ----------  -----------  ----------  ----------  -----------  -----------
   Net increase in cash and cash
     equivalents                                 521        5,453         137         174           --        6,285
CASH AND CASH  EQUIVALENTS,  BEGINNING  OF
    YEAR                                         192          958         126          --           --        1,276
                                             ========    =========  ==========    ========    =========    =========
CASH AND CASH EQUIVALENTS, END OF YEAR     $     713   $    6,411   $     263   $     174   $            $    7,561
                                           ==========  ===========  ==========  ==========  ===========  ===========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                 YEAR ENDED DECEMBER 31, 1996
                                         (Unaudited)
                                    (Dollars in thousands)

                                                      Combined     Combined
                                                      Wholly-      Non Wholly-   Combined
                                                      Owned        Owned           Non-
                                           Parent     Guarantor    Guarantor     Guarantor
                                           Company    Subsidiaries Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ---------  ----------   ----------    -----------    ----------   -----------
OPERATING ACTIVITIES:
   Net income                              $ 10,095   $  10,980    $  (864)    $      --   $ (10,116)   $   10,095
   Adjustments  to reconcile net income to
     net cash provided by (used in)
     operating activities:
      Equity in undistributed  earnings of
        subsidiaries                        (10,120)         --          --           --      10,120            --
      Depreciation and amortization              72       1,162         104           --          (4)        1,334
      Provision for deferred income taxes        76        (218)          1           --          --          (141)
      Provision for credit losses                --       5,416          --           --          --         5,416
      Net (increase)  decrease in deferred
        costs                                    --          145         --           --          --            145
      Net increase  (decrease) in unearned
        discount and deferrals                   --          665         --           --          --            665
      Loans originated with intent to sell       --     (386,405)    (1,195)          --          --      (387,600)
      Principal proceeds from sold loans         --     270,663       1,195           --          --       271,858
      Proceeds  from   securitization   of
        loans                                    --      30,128          --           --          --        30,128
      Other                                      --      (1,481)         --           --          --        (1,481)
      Changes in operating  assets  and
        liabilities Increasing
        (decreasing) cash                      (568)     (7,023)       (373)           --          --       (7,964)
                                           ---------  ----------  ----------  -----------  ----------   -----------
            Net cash provided by (used
              in) operating activities         (445)    (75,968)     (1,132)           --         --       (77,545)

INVESTING ACTIVITIES:
   Loans    originated    for   investment
      purposes                                 (513)    (48,660)         --           --          --       (49,173)
   Principal collections on loans not sold       --      61,868          --           --          --        61,868
   Additional investment in subsidiary       (18,825)    18,825          --           --          --            --
   Proceeds  from sale of real  estate and
     personal property acquired through
     foreclosure                                 --       3,383          --           --          --         3,383
   Proceeds  from  sale  of  property  and
     equipment                                   --         160         --           --          --            160
   Purchase of property and equipment          (532)     (3,985)      (377)           --          --        (4,894)
   Other                                         --        (84)          --           --          --          (84)
                                           ---------  ----------  ----------  -----------  ----------   -----------
   Net cash provided by (used in)
     investing activities                    (19,870)    31,507       (377)           --          --        11,260

FINANCING ACTIVITIES:
   Advances on notes payable to banks            --     509,118          --           --          --       509,118
   Payments on notes payable to banks            --     (485,257)        --           --          --      (485,257)
   Net increase in notes payable  to
     investors                                   --      15,855          --           --          --        15,855
   Net (decrease)  increase in
     subordinated debentures                     --         (70)         --           --          --           (70)
   Advances (to) from subsidiary             (6,511)      4,876       1,635           --          --            --
   Proceeds  from  issuance of  additional
     common stock                            26,655          --          --           --          --        26,655
                                            -------    --------  ----------     --------    --------   -----------
   Net  cash   provided   by   (used   in)
financing activities                         20,144      44,522       1,635           --          --        66,301
                                           ---------  ----------  ----------  -----------  ----------   -----------
   Net  increase  (decrease)  in cash  and
cash equivalents                               (171)         61         126           --          --            16
CASH AND CASH  EQUIVALENTS,  BEGINNING  OF
YEAR                                            363         897          --           --          --         1,260
                                           ---------  ----------  ----------  -----------  ----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR     $    192   $     958    $    126    $      --   $      --    $    1,276
                                           =========  ==========  ==========  ===========  ==========   ===========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDAIRIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27.  SUBSEQUENT EVENTS

In the first two months of 1999, the Company purchased $35.3 million in aggregate principal amount of its Senior Notes due 2004 in the market for a purchase price of $17.3 million or 49% of face value. A proportionate share of the unamortized debt origination costs ($1.6 million) relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $16.9 million. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.