Form 10-Q
period 1999-03-31
HOMEGOLD FINANCIAL INC
filed 1999-05-13
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1999.
                                              OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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


                                3901 PELHAM ROAD
                        GREENVILLE, SOUTH CAROLINA 29615
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  864-289-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS:                             OUTSTANDING AT APRIL 30, 1999
----------------------------------------       ---------------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                 9,812,799

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                          FORM 10-Q
                                 QUARTER ENDED MARCH 31, 1999


                                            INDEX

PART I.          FINANCIAL INFORMATION                                          Page

Item 1.          Financial Statements for HomeGold Financial, Inc.

                    Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998                       4

                    Consolidated Statements of Operations
                      for the three months ended
                      March 31, 1999 and 1998                                    6

                    Consolidated Statements of Cash Flows
                      for the three months ended
                      March 31, 1999 and 1998                                    7

                    Notes to Consolidated Financial Statements                   8


Item 2.          Management's Discussion and Analysis of
                      Results of Operations and Financial Condition               18

Item 3.          Quantitative and Qualitative Disclosures About Market Risk       33

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                36

Item 2.          Changes in Securities                                            36

Item 3.          Defaults Upon Senior Securities                                  36

Item 4.          Submission of Matters to a Vote of Security Holders              36

Item 5.          Other Information                                                36

Item 6.          Exhibits and Reports on Form 8-K                                 37

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                              1999             1998
                                                                          -------------    -------------
                                                                                  (In thousands)
                                 ASSETS                                     (Unaudited)       (Audited)
Cash and cash equivalents                                                   $   16,753     $     36,913

Restricted cash                                                                  5,112            5,100

Loans receivable                                                               115,969          124,740
   Less allowance for credit losses on loans                                    (6,183)          (6,659)
   Less deferred loan fees                                                      (1,882)          (2,071)
   Plus deferred loan costs                                                        861              888
                                                                            ----------       ----------
         Net loans receivable                                                  108,765          116,898

Income taxes receivable                                                            900              900

Accrued interest receivable                                                      2,382            2,613

Other receivables                                                                6,522           12,028

Residual receivable, net                                                        42,237           43,857

Property and equipment, net                                                     19,173           19,665

Real estate and personal property acquired through foreclosure                   3,200            5,881

Excess of cost over net assets of acquired businesses, net of
  accumulated amortization of $678,000 in 1999 and $654,000 in 1998              1,636            1,660


Debt origination costs, net                                                      3,335            4,681

Deferred income tax asset, net                                                   4,151            4,151

Servicing asset                                                                    877              940

Other assets                                                                     2,326            1,921
                                                                            -----------    -------------
TOTAL ASSETS                                                                $  217,369     $    257,208
                                                                            ===========    =============





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                              1999             1998
                                                                          -------------    -------------
                                                                                  (In thousands)
                  LIABILITIES AND SHAREHOLDERS' EQUITY                      (Unaudited)      (Audited)
Liabilities:
   Revolving warehouse line of credit                                     $      7,491     $     16,736

   Investor savings:
        Notes payable to investors                                             117,043          118,586
        Subordinated debentures                                                 18,425           17,304
                                                                          -------------    -------------
           Total investor savings                                              135,468          135,890

   Senior unsecured debt                                                        51,300           86,650

   Other liabilities:
        Accounts payable and accrued liabilities                                 5,216            6,656
        Remittances payable                                                      1,766            1,871
        Income taxes payable                                                       676              382
        Accrued interest payable                                                   539            3,199
                                                                          -------------    -------------
           Total other liabilities                                               8,197           12,108
                                                                          -------------    -------------

Total liabilities                                                              202,456          251,384

Minority interest                                                                   21               23

Shareholders' equity:
   Common stock, par value $.05 per share - authorized 100,000,000 shares issued and outstanding 9,811,599 shares at March 31, 1999
     and 9,733,374 shares at December 31, 1998                                     491              486

   Capital in excess of par value                                               38,916           38,821
   Retained earnings (deficit)                                                 (24,515)         (33,506)
                                                                          -------------    -------------
Total shareholders' equity                                                      14,892            5,801
                                                                          -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    217,369     $    257,208
                                                                          =============    =============




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        -----------------------------
                                                            1999            1998
                                                        -------------   -------------
                                                       (In thousands, except share data)
   REVENUES:
     Interest income                                    $      3,338    $      8,673
     Servicing income                                          2,402           4,222
     Gain on sale of loans:
       Gross gain on sale of loans                             1,173           6,517
          Loan fees, net                                         957           3,602
                                                        -------------   -------------
         Total net gain on sale of loans                       2,130          10,119

      Other revenues                                             396           1,540
                                                        -------------   -------------
         Total revenues                                        8,266          24,554
                                                        -------------   -------------

   EXPENSES:
     Interest                                                  4,798           8,432
     Provision for credit losses                                  81           4,829
     Fair value write-down (write-up) of residual
       receivable                                                (53)          1,580
     Salaries, wages and employee benefits                     5,671          18,272
     Business development costs                                1,190           3,479
     Other general and administrative expenses                 4,081           7,902
                                                        -------------   -------------
         Total expenses                                       15,768          44,494
                                                        -------------   -------------

         Loss before income taxes, minority interest,
           and extraordinary item                             (7,502)        (19,940)

   Provision for income taxes                                    450             679
                                                        -------------   -------------

         Loss before minority interest and
           extraordinary item                                 (7,952)        (20,619)
   Minority interest in loss of subsidiaries                       3               4
                                                        -------------   -------------
             Loss before extraordinary item                   (7,949)        (20,615)
   Extraordinary item-gain on extinguishment of debt,
                 net of $0 tax                                16,946              --
                                                        -------------   -------------
         NET INCOME (LOSS)                              $      8,997    $    (20,615)
                                                        =============   =============

   BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
                 Loss before extraordinary item         $      (0.81)   $      (2.12)


                 Extraordinary item, net of taxes               1.73              --
                                                        -------------   -------------
                 Net income (loss)                      $       0.92    $      (2.12)
                                                        =============   =============

   Basic weighted average shares outstanding               9,792,174       9,701,993
                                                        =============   =============

   DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
                 Loss before extraordinary item         $      (0.81)   $      (2.12)
                 Extraordinary item, net of tax                 1.73              --
                                                        -------------   -------------
                 Net income (loss)                      $       0.92    $      (2.12)
                                                        =============   =============

   Diluted weighted average shares outstanding             9,803,089       9,701,993
                                                        =============   =============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------
                                                              1999                   1998
                                                         ----------------       ----------------
                                                                     (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                   $         8,997        $    (20,615)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
               Depreciation and amortization                         693                 900
               Provision for credit losses on loans                   81               4,829
               Gain on retirement of senior unsecured debt       (16,946)                 --

         Loss on sale of real estate acquired through
           foreclosure                                               289                  --
               Fair value writedown (write-up) of
                 residual receivable                                 (53)               1,580
               Mark to market adjustment on loans held for sale       --                5,000

               Loans originated with intent to sell              (56,963)           (258,714)
               Proceeds from loans sold                           57,156              98,864
               Proceeds from securitization of loans                  --              93,817
               Other                                                 127                 564
               Changes in operating assets and
                 liabilities increasing (decreasing) cash          4,498              (6,383)

                                                         ----------------       -------------
      Net cash used in operating activities              $        (2,121)       $    (80,158)
                                                         ================       =============

INVESTING ACTIVITIES:
     Loans originated for investment purposes            $          (136)       $    (39,809)
     Principal collections on loans not sold                       7,679              57,979
     Proceeds from sale of real estate and personal
       property acquired through foreclosure                       2,548               1,530

     Proceeds from sale of property and equipment                     31                  16
     Purchase of property and equipment                             (190)             (1,344)
     Other                                                             7                 (91)
                                                         ----------------       -------------
     Net cash provided by investing activities           $         9,939        $     18,281
                                                         ================       =============

FINANCING ACTIVITIES:
     Advances on revolving warehouse lines of credit     $        67,732        $    423,172
     Payments on revolving warehouse lines of credit             (76,977)           (371,166)
     Retirement of senior unsecured debt                         (18,404)                 --
     Net increase (decrease) in notes payable to
       investors                                                  (1,543)              7,444
     Net increase in subordinated debentures                       1,121                 784
     Proceeds from issuance of common stock                           99                 131
     Other                                                            (6)                 (6)
                                                         ----------------       -------------
     Net cash provided by (used in) financing
       activities                                        $       (27,978)       $     60,359
                                                         ================       =============

     Net decrease in cash and cash equivalents           $       (20,160)       $     (1,518)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                          36,913               7,561
                                                         ----------------       -------------
     End of period                                       $        16,753        $      6,043
                                                         ================       =============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

        HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as previously reported.

        The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

NOTE 2--CASH FLOW INFORMATION

        For the three-month periods ended March 31, 1999 and 1998, the Company paid interest of $7.5 million and $11.5 million, respectively.

        For the three-month periods ended March 31, 1999 and 1998, the Company paid income taxes of $155,000 and $187,000, respectively.

        For the three-month periods ended March 31, 1999 and 1998, the Company foreclosed on property in the amount of $1.8 million and $501,000, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

        The Company maintains its primary checking accounts with two principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1999, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled approximately $16.2 million. The investments were secured by U.S. Government securities pledged by the banks.

        The Company considers all highly liquid investments readily convertible to cash or having an original maturity of three months or less to be cash equivalents.

        The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business unit. On February 26, 1999, the Company received notification of a claim from the acquiror, TransAmerica Small Business Capital, Inc. ("TransAmerica") for the Company to repurchase a $1.1 million loan from TransAmerica pursuant to the asset purchase agreement dated October 2, 1998. TransAmerica is seeking to recover the loan amount from the Company's $5.1 million hold back that is being maintained by the trustee. Based upon the facts presented, the Company does not believe there is any obligation to repurchase the loan.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--ADOPTION OF NEW ACCOUNTING STANDARDS

        Effective January 1, 1999, the Company adopted the provisions of SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this Standard did not change total Stockholders' Equity as previously reported.

NOTE 5--WAREHOUSE LINE OF CREDIT

        The Company had $7.5 million and $16.7 million in outstanding warehouse lines of credit at March 31, 1999 and December 31, 1998 respectively.

        Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI") and Carolina Investors, Inc. ("CII"), both wholly-owned subsidiaries of HGFN, may collectively borrow up to a maximum of $100.0 million with interest at the prime rate plus 0.75%. This borrowing is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum availability of $20.0 million on the line of credit, and a requirement that CII maintain a minimum of $100.0 million in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, CII, to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at March 31, 1999. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $20.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $29.0 million at March 31, 1999 and $37.8 million at December 31, 1998. Therefore, $21.5 million and $21.0 million were available under this agreement on March 31, 1999 and December 31, 1998, respectively.

NOTE 6--EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

        In the first quarter of 1999, the Company purchased $35.3 million face amount of its 10 3/4% Senior Notes due 2004 ("the Senior Notes") in the market for a purchase price of $17.3 million or 49.0% of face value. A proportionate share of the unamortized debt origination costs ($1.1 million) relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $16.9 million. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

NOTE 7--SALES OF SUBSIDIARIES

        In 1998, as part of the Company's effort to focus on its larger retail mortgage lending operation that operates primarily through direct mail and telemarketing methods, the Company chose to sell Sterling Lending Corporation ("SLC"), its small branch network retail origination company. SLC historically had originated its mortgage loan products through a traditional "brick and mortar" retail approach. The Company also chose to sell substantially all of the assets related to the auto loan and small-business loan units and to no longer offer these financial products.

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

        On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, SLC, to First National Security Corporation of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to the Company and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the three months ended March 31, 1998, SLC recorded a net loss of $856,000.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On November 13, 1998, the Company sold the majority of the assets of its small-business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. Total sales proceeds from this sale were $100.3 million. After repayment of the related warehouse lines of credit, escrowing a $5 million holdback in the purchase price, and paying transaction costs, the Company received net cash proceeds of approximately $49.3 million. The gain realized in 1998 was approximately $19.7 million net of related costs. For the three months ended March 31, 1998, this unit recorded a net loss of $228,000.

        On December 2, 1998, the Company sold the majority of its asset-based lending operation to Emergent Asset-Based Lending LLC, a Maryland Limited Liability Company. This transaction completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000. The Company received a note receivable of $2.2 million payable over two years at an interest rate of prime plus 1%. For the three months ended March 31, 1998, this unit recorded a net loss of $355,000.

NOTE 8--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

        In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Company purchased $38.4 million in 1998, and in the three months ended March 31,1999, the Company purchased $35.3 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $36.2 million or 49% of face value. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At March 31, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

        The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both March 31, 1999 and December 31, 1998, all of the subsidiary guarantors were wholly-owned by the Company.

        The Subsidiary Guarantors of the Company's Senior Notes at March 31, 1999 consist of the following wholly-owned subsidiaries of the Company:

                             HomeGold, Inc. (f/k/a Emergent Mortgage Corp.) Emergent Mortgage Corp. of Tennessee
                             Carolina Investors, Inc.
                             Emergent Insurance Agency Corp.

        Investments in subsidiaries are accounted for by the parent company and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantor's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain sums in the following tables may reflect immaterial rounding differences.

                          HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As of March 31, 1999 and December 31, 1998, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. (an 80% owned subsidiary of the Company) and Premier Financial Services, Inc. (the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

        Prior to August 21, 1998, SLC (an 80% owned subsidiary of the Company) and Sterling Lending Insurance Agency, Inc. (a 100% owned subsidiary of SLC) were also guarantors of this indebtedness, but their guarantees terminated when they were sold to First National Security Corporation of Beaumont, Texas, in August 1998. Therefore the operations of SLC (a non-wholly-owned guarantor subsidiary) are included in the consolidated statements of operations for the respective periods prior to August 21, 1998.

        The majority of the assets of Emergent Business Capital, Inc., Emergent Commercial Mortgage, Inc., Emergent Business Capital Equity Group, Inc. and Reedy River Ventures Limited Partnership were sold to Transamerica Business Credit Corporation on November 13, 1998. Accordingly, the guarantees of the first three of these companies were terminated upon consummation of that sale. Reedy River Ventures Limited Partnership was not a Subsidiary Guarantor.

        A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, a Maryland Limited Liability Company, on December 2, 1998.



                                   HOMEGOLD FINANCIAL, INC.
                                 CONSOLIDATING BALANCE SHEETS
                                        MARCH 31, 1999
                                         (Unaudited)
                                        (In thousands)


                                                     Combined
                                                     Wholly-Owned    Combined
                                          Parent     Guarantor       Non-Guarantor
                                          Company    Subsidiaries    Subsidiaries    Eliminations Consolidated
                                          ---------  ------------    -------------   ------------ ------------
                 ASSETS

Cash and cash equivalents                 $    261   $   16,491      $       1       $       --   $  16,753
Restricted cash                              5,112           --             --               --       5,112

Loans receivable:
   Loans receivable                             --      115,969             --               --     115,969
   Notes receivable from other affiliates   36,191      100,134              2         (136,327)         --
                                          ---------  -----------     ----------      -----------  ----------
         Total loans receivable             36,191      216,103              2         (136,327)    115,969

   Less allowance for credit losses on
     loans                                      --       (6,183)            --               --      (6,183)
   Less deferred loan fees                      --       (1,882)            --               --      (1,882)
   Plus deferred loan costs                     --          861             --               --         861
                                          ---------  -----------     ----------      -----------  ----------
         Net loans receivable               36,191      208,899              2         (136,327)    108,765

Income tax receivable                           --          900             --               --         900
Accrued interest receivable                     38        2,344             --               --       2,382
Other receivables                               --        6,521             --               --       6,521
Investment in subsidiaries                  19,983           --             --          (19,983)         --
Residual receivable, net                        --       30,737         11,500               --      42,237
Property and equipment, net                     --       19,173             --               --      19,173
Real estate and personal property
  acquired through foreclosure                  --        3,200             --               --       3,200
Excess of cost over net assets of
  acquired businesses, net                      39        1,597             --               --       1,636
Deferred income tax asset, net               3,510          641             --               --       4,151
Other assets                                 1,489        5,050             --               --       6,539
                                          ---------  -----------     ----------      -----------  ----------
TOTAL ASSETS                              $ 66,623   $  295,553      $  11,503       $ (156,310)  $ 217,369
                                          =========  ===========     ==========      ===========  ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit    $     --   $    7,491      $      --       $       --   $   7,491

   Investor savings:
      Notes payable to investors                --      117,043             --               --     117,043
      Subordinated debentures                   --       18,425             --               --      18,425
                                          ---------  -----------     ----------      -----------  ----------
         Total investor savings                 --      135,468             --               --     135,468

   Senior unsecured debt                    51,300           --             --               --      51,300
   Subordinated debt to affiliates              --      136,327             --         (136,327)         --

   Other liabilities:
      Accounts payable and accrued
        liabilities                             --        5,214              2               --       5,216
      Remittances payable                       --        1,766             --               --       1,766
      Income taxes payable                     201          475             --               --         676
      Accrued interest payable                 230          309             --               --         539
      Due to (from) affiliates                  --       (7,049)         7,049               --          --
                                          ---------  -----------     ----------      -----------  ----------
         Total other liabilities               431          715          7,051               --       8,197

                                          ---------  -----------     ----------      -----------  ----------
Total liabilities                           51,731      280,001          7,051         (136,327)    202,456

Minority interest                               --           --             21               --          21

Shareholders' equity:
   Common stock                                 491         999              1           (1,000)        491
   Capital in excess of par value            38,916      69,677         15,173          (84,850)     38,916
   Retained earnings (deficit)              (24,515)    (55,124)       (10,743)          65,867     (24,515)
                                          ---------  -----------     ----------      -----------  ----------
Total shareholders' equity                   14,892      15,552          4,431          (19,983)     14,892
                                          ---------  -----------     ----------      -----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 66,623  $  295,553      $  11,503       $ (156,310)  $ 217,369
                                          =========  ===========     ==========      ===========  ==========


                                   HOMEGOLD FINANCIAL, INC.
                                 CONSOLIDATING BALANCE SHEETS
                                      DECEMBER 31, 1998
                                         (Unaudited)
                                        (In thousands)


                                                     Combined
                                                     Wholly-Owned  Combined
                                          Parent     Guarantor     Non-Guarantor
                                          Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                          ---------  -----------   -------------  ------------  ------------
                 ASSETS

Cash and cash equivalents                 $    196   $   34,215      $   2,502   $       --   $  36,913
Restricted cash                              5,100           --             --           --       5,100

Loans receivable:
   Loans receivable                             --      124,740             --           --     124,740
   Notes receivable from affiliates         48,876           --              3      (48,879)         --
                                          ---------  -----------     ----------  -----------  ----------
         Total loans receivable             48,876      124,740              3      (48,879)    124,740

   Less  allowance  for credit  losses on
     loans                                      --       (6,659)            --           --      (6,659)
   Less deferred loan fees                      --       (2,071)            --           --      (2,071)
   Plus deferred loan costs                     --          888             --           --         888
                                          ---------  -----------     ----------  -----------  ----------
         Net loans receivable               48,876      116,898              3      (48,879)    116,898

Income tax                                      --          900             --           --         900
Accrued interest receivable                     21        2,592             --           --       2,613
Other receivables                                4       11,126            898           --      12,028
Investment in subsidiaries                  35,550           --             --      (35,550)         --
Residual receivable, net                        --       31,752         12,105           --      43,857
Property and equipment, net                     --       19,665             --           --      19,665
Real estate and personal property
  acquired through foreclosure                  --        5,881             --           --       5,881
Excess of cost over net assets of
  acquired businesses, net                      40        1,620             --           --       1,660
Deferred income tax asset, net               3,510          641             --           --       4,151
Other assets                                 2,696        4,846             --           --       7,542
                                          ---------  -----------     ----------  -----------  ----------
TOTAL ASSETS                              $ 95,993   $  230,136      $  15,508   $  (84,429)  $ 257,208
                                          =========  ===========     ==========  ===========  ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit    $     --   $   16,736      $      --   $       --   $  16,736

   Investor savings:
      Notes payable to investors                --      118,586             --           --     118,586
      Subordinated debentures                   --       17,304             --           --      17,304
                                          ---------  -----------     ----------  -----------  ----------
         Total investor savings                 --      135,890             --           --     135,890

   Senior unsecured debt                    86,650           --             --           --      86,650
   Subordinated debt to affiliates              --       48,879             --      (48,879)         --

   Other liabilities:
      Accounts payable and accrued
        liabilities                            624        6,032             --           --       6,656
      Remittances payable                       --        1,871             --           --       1,871
      Income taxes payable                     201          181             --           --         382
      Accrued interest payable               2,717          482             --           --       3,199
      Due to (from) affiliates                  --       (7,947)         7,947           --          --
                                          ---------  -----------     ----------  -----------  ----------
         Total other liabilities             3,542          619          7,947           --      12,108

Total liabilities                           90,192      202,124          7,947      (48,879)    251,384

Minority interest                               --           --             23           --          23

Shareholders' equity:
   Common stock                                486        4,091              1       (4,092)        486
   Capital in excess of par value           38,821       71,683         17,675      (89,358)     38,821
   Retained earnings (deficit)             (33,506)     (47,762)       (10,138)      57,900     (33,506)
                                            -------  -----------       --------    ---------    --------
Total shareholders' equity                   5,801       28,012          7,538      (35,550)      5,801
                                          ---------  -----------     ----------  -----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $ 95,993   $  230,136      $  15,508   $  (84,429)  $ 257,208
                                          =========  ===========     ==========  ===========  ==========


                                   HOMEGOLD FINANCIAL, INC.
                            CONSOLIDATING STATEMENTS OF OPERATIONS
                              THREE MONTHS ENDED MARCH 31, 1999
                                         (Unaudited)
                                        (In thousands)


                                                          Combined
                                                         Wholly-Owned  Combined
                                            Parent        Guarantor    Non-Guarantor
                                             Company     Subsidiaries  Subsidiaries    Eliminations Consolidated
                                            -----------  ------------  -------------   -----------  -----------
REVENUES:

   Interest income                          $    2,187    $    5,198   $      --        $  (4,047)   $   3,338
   Servicing income                                 --         1,902         500               --        2,402
   Gain on sale of loans:
      Gross gain on sale of loans                   --         1,173          --               --        1,173
      Loan fees, net                                --           957          --               --          957
                                            -----------  ------------  ----------      -----------  -----------
          Total gain on sale of loans               --         2,130          --               --        2,130

   Other revenues                                    7           470          --              (81)         396
                                            -----------  ------------  ----------      -----------  -----------
        Total revenues                           2,194         9,700         500           (4,128)       8,266
                                            -----------  ------------  ----------      -----------  -----------

EXPENSES:

   Interest                                      2,004         6,841          --           (4,047)       4,798
   Provision for credit losses                      --            81          --               --           81
   Fair value write-down (write-up) of
     residual receivable                            --            60        (113)              --          (53)
   Salaries, wages and employee benefits            --         5,671          --               --        5,671
   Business development costs                       --         1,190          --               --        1,190
   Other general and administrative
     expenses                                      177         3,985          --              (81)       4,081
                                               --------  ------------    --------         --------     --------
      Total expenses                             2,181        17,828        (113)          (4,128)      15,768
                                            -----------  ------------  ----------      -----------  -----------

   Income (loss) before income taxes,
     minority interest, and equity
       in undistributed earnings (loss)
         of subsidiaries                            13        (8,128)        613               --       (7,502)
   Earnings (loss) of subsidiaries              (7,962)          613          --            7,349           --
                                            -----------  ------------  ----------      -----------  -----------
   Income (loss) before income taxes and
     minority interest                          (7,949)       (7,515)        613            7,349       (7,502)
   Provision for income taxes                       --           450          --               --          450
                                               --------     ---------    --------         --------     --------
   Income (loss) before minority  interest
     and extraordinary item                     (7,949)       (7,965)        613            7,349       (7,952)
   Minority interest in loss of
     subsidiaries                                   --            --           3               --            3
                                            -----------  ------------  ----------      -----------  -----------
   Income (loss) before extraordinary item      (7,949)       (7,965)        616            7,349       (7,949)
   Extraordinary item-gain on extinguishment
     of debt, net of $0 tax                     16,946            --          --               --       16,946
                                            -----------  ------------  ----------      -----------  -----------

   NET INCOME (LOSS)                        $    8,997    $   (7,965)  $     616        $   7,349    $   8,997
                                            ===========  ============  ==========      ===========  ===========


                                   HOMEGOLD FINANCIAL, INC.
                            CONSOLIDATING STATEMENTS OF OPERATIONS
                              THREE MONTHS ENDED MARCH 31, 1998
                                         (Unaudited)
                                        (In thousands)

                                                                  Combined
                                                    Combined      Non
                                                    Wholly-Owned  Wholly-Owned  Combined
                                        Parent      Guarantor     Guarantor     Non-Guarantor
                                         Company    Subsidiaries  Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                        ----------  ------------  ------------  -------------  ------------  ------------
REVENUES:

   Interest income                      $   2,061    $    8,938   $      10    $     265      $  (2,601)   $   8,673
   Servicing income                            --         2,961          --        1,261             --        4,222
   Gain on sale of loans:
      Gross gain on sale of loans              --         5,725         792           --             --        6,517
      Loan fees, net                           --         2,974         594           34             --        3,602
                                        ----------  ------------  ----------  -----------     ----------  -----------
          Total gain on sale of loans          --         8,699       1,386           34             --       10,119

   Other revenues                               4         1,167         127          402           (160)       1,540
                                        ----------  ------------  ----------  -----------     ----------  -----------
      Total revenues                        2,065        21,765       1,523        1,962         (2,761)      24,554

EXPENSES:

   Interest                                 3,659         7,309          80          139         (2,755)       8,432
   Provision for credit losses                 --         4,829          --           --             --        4,829
   Fair market write-down of residual
     receivable                                --           773          --          807             --        1,580
   Salaries, wages and employee
     benefits                               1,233        15,756       1,283           --             --       18,272
   Business development costs                   2         3,378          99           --             --        3,479
   Other general and administrative
     expenses                                 428         6,530         879           72             (7)       7,902
                                          --------  ------------  ----------     --------       --------     --------
      Total expenses                        5,322        38,575       2,341        1,018         (2,762)      44,494
                                        ----------  ------------  ----------  -----------     ----------  -----------

   Income  (loss)  before income taxes,
     minority interest, and equity
       in undistributed earnings (loss)
         of subsidiaries                   (3,257)      (16,810)       (818)         944              1      (19,940)
   Earnings (loss) of subsidiaries        (16,455)          452          --           --         16,003           --
                                        ----------  ------------  ----------  -----------     ----------  -----------
   Income (loss) before income taxes
     and minority interest                (19,712)      (16,358)       (818)         944         16,004      (19,940)
   Provision (benefit) for income taxes       903          (413)         38          151             --          679
                                          --------     ---------  ----------     --------       --------     --------
   Income (loss) before minority
     interest                             (20,615)      (15,945)       (856)         793         16,004      (20,619)
   Minority interest in loss of
     subsidiaries                              --            --          --            4             --            4
                                        ----------  ------------  ----------  -----------     ----------  -----------

   NET INCOME (LOSS)                    $ (20,615)   $  (15,945)  $    (856)   $     797      $  16,004    $ (20,615)
                                        ==========  ============  ==========  ===========     ==========  ===========



                            CONSOLIDATING STATEMENT OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1999
                                         (Unaudited)
                                        (In thousands)



                                                       Combined
                                                       Wholly-Owned  Combined
                                           Parent      Guarantor     Non-Guarantor
                                            Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                           ----------  ------------  -------------  ------------  ------------
OPERATING ACTIVITIES:

   Net income (loss)                       $   8,997   $   (7,965)     $    616      $   7,349    $    8,997
   Adjustments  to  reconcile  net  income
      (loss) to net cash provided
      by (used in) operating activities:
      Equity in undistributed  earnings of
        subsidiaries                           7,962          602            --         (8,564)           --
      Depreciation and amortization                1          692            --             --           693
      Provision for credit losses                 --           81            --             --            81
      Gain on retirement of senior
        unsecured debt                       (16,946)          --            --             --       (16,946)
      Loss on sale of real estate
        acquired through foreclosure              --          289            --             --           289
      Fair value write-up of residual
        receivable                                --          (53)           --             --           (53)
      Loans originated with intent to sell        --      (56,963)           --             --       (56,963)
      Proceeds from sold loans                    --       57,156            --             --        57,156
      Other                                       --          130            (3)            --           127
      Changes in operating assets and
        liabilities
        Increasing (decreasing) cash          (1,924)       4,916         1,506             --         4,498
                                           ----------  -----------    ----------     ----------   -----------
    Net cash provided by (used in)
      operating activities                    (1,910)      (1,115)        2,119         (1,215)       (2,121)
                                           ----------  -----------    ----------     ----------   -----------
INVESTING ACTIVITIES:

   Loans originated for investment purposes       --         (136)           --             --          (136)
   Principal collections on loans not sold        --        7,679            --             --         7,679
   Proceeds  from sale of real  estate and
   personal property Acquired through
     foreclosure                                  --        2,548            --             --         2,548
   Proceeds from sale of property and
     equipment                                    --           31            --             --            31
   Purchase of property and equipment             --         (190)           --             --          (190)
   Other                                          --            7            --             --             7
                                           ----------  -----------    ----------     ----------   -----------
   Net cash provided by in investing
     activities                                   --        9,939            --             --         9,939
                                           ----------  -----------    ----------     ----------   -----------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit          --       67,732            --             --        67,732
   Payments on warehouse lines of credit          --      (76,977)           --             --       (76,977)
   Retirement of senior unsecured debt       (18,404)          --            --             --       (18,404)
   Net increase in notes payable to
     investors                                    --       (1,543)           --             --        (1,543)
   Net increase in subordinated debentures        --        1,121            --             --         1,121
   Advances (to) from subsidiary              20,286      (15,672)       (4,614)            --            --
   Proceeds from issuance of additional
     common stock                                 99           --            --             --            99
   Other                                          (6)      (1,209)           (6)         1,215            (6)
                                           ----------  -----------    ----------     ----------   -----------
   Net cash provided by (used in)
     financing activities                      1,975      (26,548)       (4,620)         1,215       (27,978)
                                           ----------  -----------    ----------     ----------   -----------
   Net increase (decrease) in cash and
     cash equivalents                             65      (17,724)       (2,501)            --       (20,160)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                           196       34,215         2,502             --        36,913
                                           ----------  -----------    ----------     ----------   -----------
   END OF PERIOD                           $     261   $   16,491      $      1      $      --    $   16,753
                                           ==========  ===========    ==========     ==========   ===========


                            CONSOLIDATING STATEMENT OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1998
                                         (Unaudited)
                                        (In thousands)


                                                      Combined     Combined
                                                      Wholly-Owned Non          Combined
                                                      Guarantor    Wholly-Owned Non-Guarantor
                                          Parent      Subsidiaries Guarantor    Subsidiaries
                                           Company                 Subsidiaries            Eliminations Consolidated
                                          ----------  -----------  ----------   ---------  -----------  -----------
OPERATING ACTIVITIES:

   Net income (loss)                      $ (20,615)  $  (15,945)  $    (856)   $    797    $  16,004   $  (20,615)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
      Equity  in  undistributed  earnings
        of subsidiaries                      16,455          820          --          --      (17,275)          --
      Depreciation and amortization             114          715          69           3           (1)         900
      Provision for deferred income taxes       441         (626)         38         147           --           --
      Provision for credit losses                --        4,829          --          --           --        4,829
      Fair value  write-down  of residual
        receivable                               --          773          --         807           --        1,580
      Mark-to-market  adjustment on loans
        held for sale                            --        5,000          --          --           --        5,000
      Loans originated with intent to sell       --     (258,714)         --          --           --     (258,714)
      Proceeds from sold loans                   --       89,539       9,325          --           --       98,864
      Proceeds from securitization of loans      --       93,817          --          --           --       93,817
      Other                                      --          866        (368)         66           --          564
      Changes  in  operating  assets  and
      liabilities increasing (decreasing)
      cash                                       661       (4,531)        198      (2,711)          --       (6,383)
                                            --------    ---------    --------     -------     --------    ---------
      Net cash provided by (used in)
        operating activities                  (2,944)     (83,457)      8,406        (891)      (1,272)     (80,158)

INVESTING ACTIVITIES:

   Loans originated for investment purposes      --      (37,459)         --      (2,350)          --      (39,809)
   Principal collections on loans not sold       --       57,979          --          --           --       57,979
   Investment in subsidiary                   6,759       (9,366)         --       2,607           --           --
   Proceeds  from sale of real estate and
     personal property acquired through
     foreclosure                                 --        1,530          --          --           --        1,530
   Proceeds from sale of property and
     equipment                                   --           16          --          --           --           16
   Purchase of property and equipment           (50)      (1,172)       (122)         --           --       (1,344)
   Other                                         --          (91)         --          --           --          (91)
                                          ----------  -----------  ----------   ---------  -----------  -----------
   Net cash provided by (used in)
     investing activities                     6,709       11,437        (122)        257           --       18,281

FINANCING ACTIVITIES:

   Advances on notes payable to banks            --      423,172          --          --           --      423,172
   Payments on notes payable to banks            --     (371,166)         --          --           --     (371,166)
   Net increase in notes payable to
     investors                                   --        7,444          --          --           --        7,444
   Net increase in subordinated
     debentures                                  --          784          --          --           --          784
   Advances (to) from subsidiary             (3,461)       9,875      (8,214)      1,800           --           --
   Proceeds  from  issuance of additional
     common stock                               131           --          --          --           --          131
   Other                                         (6)          --          --      (1,272)       1,272           (6)
                                          ----------  -----------  ----------   ---------  -----------  -----------
   Net cash provided by (used in)
     financing activities                    (3,336)      70,109      (8,214)        528        1,272       60,359
                                          ----------  -----------  ----------   ---------  -----------  -----------

   Net increase (decrease) in cash and
     cash equivalents                           429       (1,911)         70        (106)          --       (1,518)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                          713        6,411         263         174           --        7,561
                                          ----------  -----------  ----------   ---------  -----------  -----------
   END OF PERIOD                          $   1,142   $    4,500   $     333    $     68    $           $    6,043
                                          ==========  ===========  ==========   =========  ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The discussion should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

        From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, the Company's ability to complete the implementation of its Year 2000 program on a timely basis and the ability of the Company's suppliers, vendors, customers, and other third parties on which the Company relies to be Year 2000 ready, and other detrimental developments.

        The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

GENERAL

        The Company is headquartered in Greenville, South Carolina, and primarily engages in the business of originating, purchasing, selling, securitizing and servicing mortgage loan products to sub-prime customers. Prior to the sale of the Company's auto loan portfolio in March 1998, the Company also originated, securitized and serviced auto loans. Prior to the sale of substantially all of the assets of the small-business loan unit in the fourth quarter of 1998, the Company made loans to small businesses primarily for the acquisition or refinancing of real estate or property, plant and equipment, working capital, and debt consolidation. The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963.

        During 1998, the Company decided to focus primarily on the Company's larger direct mail retail mortgage operation and its mortgage brokerage business. This decision resulted in the sale of the auto loan portfolio in March of 1998, and the small-business unit in the fourth quarter of 1998. The $20.6 million loss in the first quarter of 1998 includes both the $110,000 loss from the auto operations and the $584,000 loss from the small-business loan unit. The first quarter of 1998 also includes the $856,000 loss related to the small retail origination subsidiary, SLC, that was sold in August of 1998. The Company has significantly reduced the general and administrative expenses associated with originating retail mortgage loans as a result of consolidating the three retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona and Houston, Texas into one retail operating center located at the Company's headquarters in Greenville, South Carolina in 1998. A major focus in 1998 and in the first quarter of 1999 is to better match the Company's cost structure to the Company's loan origination volumes. The Company's production declined 80.4% while general and administrative expenses decreased 63.1% when comparing first quarter 1999 with first quarter 1998. The Company believes that even with reductions in the number of employees and locations, it has excess capacity to originate loans. The Company's focus for the remainder of 1999 is to increase loan production to levels that will provide for profitable operations while only incurring small increases in total origination costs.

        During the last three quarters of 1998 and first quarter of 1999, the Company's primary focus was to increase liquidity and to reduce outstanding borrowings. This resulted in the decision to significantly reduce the size of the Company's loan portfolio and to sell the loans for cash with servicing released. Although this decision resulted in increasing the Company's liquidity to levels that allowed the Company to reduce both its revolving warehouse line of credit and to repurchase senior unsecured debt, it also caused the Company to receive lower premiums on the whole loan sales than it believes would have been realized had the Company been in the position to securitize the loans. The decision also resulted in a reduction in the serviced loan portfolio. The Company believes that its liquidity position is such that it may resume securitizing loans which in turn, could result in higher premiums.

MARKET CONDITIONS

        The Company believes as a result of higher than anticipated prepayments on securitized loan pools and concerns in the market about the credit worthiness of several issuers of securitized assets, corporate interest rate spreads within the industry widened significantly in the third quarter of 1998. These conditions negatively impacted the securitization and whole loan sale markets. As spreads widen, securitization as a means of financing has become less attractive. As a result, more issuers are turning to the whole loan sale market. As this whole additional loan product flows into the market, whole loan sale premiums have eroded, which has, in turn, adversely impacted issuers' profitability and created a liquidity crisis for the industry.

        During the first quarter of 1999, the difference in the investor rates required on loan products sold compared to treasury rates on comparable maturities has declined from the wide spreads that were experienced in the last half of 1998. A leading industry publication estimates that the number of potential customers that the Company is targeting for its various loan products is continuing to increase. As a result of the market turmoil that was experienced in 1998, the number of companies that are able to provide the same or similar products has been reduced. The Company believes that its effort to closely monitor its liquidity position has allowed the Company to weather the market turmoil in late 1998. The premiums investors are willing to pay to purchase the Company's loans are beginning to increase slightly.

The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                              AT AND FOR THE THREE
                                             MONTHS ENDED MARCH 31,       AT AND FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------   ------------------------------------------
                                               1999          1998           1998           1997           1996
                                            -----------   ------------   -----------    ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated               $  52,558     $  230,446     $ 659,444     $  1,176,800    $ 350,276
   Mortgage loans sold                        57,156         63,891       623,675        435,333        284,794
   Mortgage loans securitized                     --         92,173        92,173        487,563             --
   Total mortgage loans owned (period end)   105,777        277,219       117,685        231,145        146,231
   Total serviced mortgage loans (period
     end)                                    505,232        822,298       550,304        768,556        146,231
   Total serviced unguaranteed mortgage
     loans (period end) (1)                  505,232        822,298       550,304        700,248        146,231
   Average mortgage loans owned (2)          108,794        259,453       245,915        215,790         97,281
   Average serviced mortgage loans (2)       525,803        778,028       744,221        443,318         97,281
   Average serviced unguaranteed mortgage
     loans (1)                               525,803        774,542       743,362        411,549         97,281
   Average interest earned (2)                 10.31 %         9.27 %       10.34 %        10.92 %        11.97 %

SMALL-BUSINESS LOANS:
   Small-business loans originated         $      --     $   35,456     $ 122,902     $   81,018      $  68,210
   Small-business loans sold                      --         10,538       141,041         41,232         33,060
   Small-business loans securitized               --          1,827         1,827         24,286         12,851
   Total small-business loans owned
     (period end)                             10,193         58,168         7,054         45,186         29,385
   Total serviced small-business loans
     (period end)                             10,193        221,015         7,054        198,876        140,809
   Total serviced unguaranteed
     small-business loans (period end) (3)    10,193         92,262         7,054         78,822         44,017
   Average small-business loans owned (2)      9,800         48,162        59,598         38,427         26,700
   Average serviced  small-business
     loans (2)                                 9,800        207,883       202,446        165,053        125,723
   Average serviced unguaranteed
     small-business loans (2)(3)               9,800         85,542        82,270         61,420         34,442
   Average interest earned (2)                 10.17 %        14.58 %       14.28 %        15.89 %        12.61 %

AUTO LOANS:
   Auto loans originated                   $      --     $    2,983     $   2,982     $   15,703      $  18,287
   Auto loans sold                                --         20,578        20,898             --             --
   Auto loans securitized                         --             --                           --         16,107
   Total auto loans owned (period end)            --            743            --         21,284         13,916
   Total serviced auto loans (period end)         --            743            --         21,284         22,033
   Total serviced unguaranteed auto loans
     (period end)                                 --            743            --         21,284         22,033
   Average auto loans owned (2)                   --         21,011         5,340         17,104         11,917
   Average serviced auto loans (2)                --         21,011         5,340         22,267         21,277
   Average interest earned (2)                    -- %        20.99 %       21.28 %        24.05 %        23.57 %

TOTAL LOANS:
   Total loans receivable (period end)     $ 115,970     $  336,130     $ 124,739     $  297,615      $ 189,532
   Total serviced loans (period end)         515,425       1,044,056      557,358        988,716        309,073
   Total serviced unguaranteed loans
     (period end) (1)(3)                     515,425        915,303       557,358        800,354        212,281

------------------------------
(1) Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed based on the daily averages except for monthly averages for Mortgage Loans in 1997 and 1996.
(3) Excludes guaranteed portion of SBA Loans.

RESULTS OF OPERATIONS

        For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ----------------------------
                                                                    1999            1998
                                                                 -----------     ------------
         Interest income                                            40.4  %           35.3  %
         Servicing income                                           29.0              17.2
         Gross gain on sale of loans                                14.2              26.5
         Loan fees, net                                             11.6              14.7
         Other revenues                                              4.8               6.3
                                                                 -----------     ------------
                 Total revenues                                    100.0  %          100.0  %
                                                                 ==========      ============

         Interest expense                                           58.0  %           34.3  %
         Provision for credit losses                                 1.0              19.7
              Fair value write-down (write-up) of
                             residual receivables                    (.6)              6.4
         Salaries, wages and employee
           benefits                                                 68.6              74.4
         Business development costs                                 14.4              14.2
         Other general and administrative
           expenses                                                 49.4              32.2
                                                                 -----------     ------------
         Loss before income taxes, minority interest and
           extraordinary item                                      (90.8)            (81.2)
         Provision for income taxes                                  5.4               2.8
         Minority interest in loss of
           subsidiaries                                               --                --
         Extraordinary item-gain on
           extinguishment of debt, net                             205.0                --
                                                                 -----------     ------------
                 Net income (loss)                                 108.8  %          (84.0) %
                                                                 ===========     ============


THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        The Company recognized net income of $9.0 million for the three months ended March 31, 1999 as compared to a net loss of $20.6 million for the three months ended March 31, 1998. Included in the $9.0 million net income for the first quarter of 1999 is an extraordinary gain of $16.9 million on the extinguishment of debt. As previously discussed, the operations that were sold in 1998 are not included in the first quarter of 1999 operating results. The sale of these operations significantly affects the comparison of the first quarter of 1999 to the same period in 1998.

        Total revenues decreased $16.3 million, or 66.3%, to $8.3 million for the three months ended March 31, 1999 from $24.6 million for the three months ended March 31, 1998. The reductions in revenues resulted primarily from $5.3 million less interest income and a decrease of $8.0 million in gain on sale of loans and $1.8 million decline in servicing income.

        Interest income decreased $5.3 million, or 61.5%, to $3.3 million for the three months ended March 31, 1999 from $8.7 million for the three months ended March 31, 1998. The decrease in interest income resulted primarily from a $210.0 million or 63.9% decrease in average loan balance to $118.6 million for the three months ended March 31, 1999 compared to $328.6 million for the same period in 1998. In addition, the Company experienced a 26 basis point decline in average yield. The average yield in the first three months of 1999 was 10.30% compared to 10.56% in the same period of 1998. The decrease in average balance relates primarily to the $38.4 million reduction in small-business loans and the $21.0 million reduction in auto loans that resulted from the sale of substantially all of the loans in these two portfolios. The remaining $150.6 million reduction relates to management's decision to reduce the balance in the mortgage loan portfolio through whole loan sales and to use the proceeds to reduce outstanding borrowings. The reduction in the average yield earned in the three months ended March 31, 1999 compared to the first three months in 1998 resulted primarily from a change in the mix of the Company's total portfolio. In the first three months of 1999, substantially all of the Company's loan portfolio was mortgage loans that yielded an average of 10.31%. In the first three months of 1998, the company had a portfolio of small-business loans that had an average yield of 14.58%, an auto loan portfolio that had an average yield of 20.99%, and a mortgage loan portfolio that had an average yield of 9.27%. The higher mortgage loan yield in 1999 compared to 1998's first quarter resulted from a reduction in the negative impact from loans on non-accrual in the three months ended March 31, 1999 compared to the same period in 1998.

        Servicing income declined $1.8 million, or 43.1%, to $2.4 million for the three months ended March 31, 1999 from $4.2 million for the same period in 1998. The reduction was primarily due to a $473.3 million or 47.0% decrease in average serviced loan portfolio. The Company serviced an average of $533.6 million in loans in the first three months of 1999 compared to an average of $1.0 billion in the first three months of 1998. The $473.3 million reduction in average loans serviced resulted from the sale of the small-business loan portfolio that averaged $207.8 million in the first three months of 1998, the sale of the auto loans that averaged $21.0 million and a $244.4 million reduction in the mortgage loans serviced portfolio. The reduction in the mortgage loans serviced in the first three months of 1999 compared to the same period in 1998, resulted from the Company's decision in the second quarter of 1998 to whole-loan sale the substantial portion of its production and portfolio, servicing released, versus securitizing and retaining servicing.

        Gross gains on sale of loans declined $5.3 million, or 82.0%, to $1.2 million for the three months ended March 31, 1999, from $6.5 million for the three months ended March 31, 1998. Cash gain on sale of loans decreased $2.3 million, or 66.0%, to $1.2 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998, while non-cash gain decreased $3.1 million. The decrease in cash gains resulted from both a reduction in the amount of loans sold and a reduction in the net premiums received in the first three months of 1999 compared to the same period in 1998. In the first quarter of 1999, the Company had mortgage whole loan sales of $57.2 million and received a net premium of 2.05% compared to small-business and mortgage loan sales of $74.4 million in the first three months of 1998 in which it received a net premium of 4.63%. The lower sales were a result of lower loan production. The Company believes the reduction in premiums received is primarily from lower premiums being paid by investors in the first quarter of 1999 compared to first quarter of 1998 because of changes in market conditions.

        In the first quarter of 1998, the Company sold $20.6 million of auto loans for book value and therefore did not record a gain. The Company did not realize any non-cash gains in the three months ended March 31, 1999. In the first quarter of 1998, the Company securitized $94.0 million of mortgage and small-business loans and received $8.1 million or a premium of 8.58%. The Company also recorded a non-cash mark-to-market write-down of $5.0 million in the first three months of 1998 that related to second mortgage loans.

        Net loan fees decreased $2.6 million, or 73.4%, to $957,000 for the three months ended March 31, 1999 from $3.6 million for the same period in 1998. The primary reason for lower net loan fees is the reduction in loans that were either sold or securitized in the first quarter of 1999 compared to the first quarter of 1998.

        Other revenue decreased $1.1 million, or 74.3%, to $396,000 for the three months ended March 31, 1999 compared to $1.5 million in the first three months of 1998. The decrease relates primarily to fewer late charges as a result of a smaller loan portfolio in the first quarter of 1999 compared to first quarter of 1998. Also in the first quarter of 1998, the small-business unit recorded as other income, a $400,000 increase in the value of securities owned relating to the commercial mezzanine lending operation.

        Total expenses decreased $28.7 million, or 64.6%, to $15.8 million for the three months ended March 31, 1999 from $44.5 million for the same period in 1998. Total expenses are comprised of interest expenses, provision for credit losses, fair value adjustments of residual receivable, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses are due largely to the Company's sale of its auto and small-business lending operations, the sale of its small retail origination subsidiary, SLC, and consolidation of its mortgage operations into a single location.

        Interest expense decreased $3.6 million, or 43.1%, to $4.8 million for the three months ended March 31, 1999 from $8.4 million for the three months ended March 31, 1998. The decrease in interest expense was due principally to the reduction in borrowings associated with the decrease in the Company's average loan portfolio. This decrease was partly offset by the cost of borrowings that were required to fund the Company's operating losses in 1998.

        Provision for credit losses decreased $4.7 million, or 98.3%, to $81,000 for the three months ended March 31, 1999 from $4.8 million for the same period in 1998. The decrease in the required provision was the result of lower loan delinquency and a significantly smaller loan portfolio.

        Total general and administrative expense decreased $18.7 million, or 63.1%, to $10.9 million for the three months ended March 31, 1999, from $29.7 million for the same period in 1998. This resulted primarily because salaries, wages and employee benefits decreased $12.6 million, or 69.0%, to $5.7 million for the three months ended March 31, 1999, from $18.3 million for the same period in 1998. During the twelve months ended March 31, 1999, the Company reduced the number of employees to 407 at March 31, 1999 from 1,381 at March 31, 1998. In addition, business development costs declined $2.3 million, or 65.8%, to $1.2 million for the three month period in 1999 compared to $3.5 million for the same period in 1998. Other general and administrative expenses also declined $3.8 million, or 48.3% to $4.1 million in the 1999 period compared to $7.9 million in the 1998 period. The primary reasons for the significant reductions are the sale of various business units in 1998 and the cost reductions from the retail center consolidations that were previously discussed.

        The Company has recorded current tax expense of $450,000 and $679,000 for the three months ended March 31, 1999 and 1998, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

        In the first quarter of 1999, the Company recorded a $16.9 million extraordinary gain on the extinguishment of debt related to the purchase of $35.3 million of its Senior Notes. The purchase price of the Senior Notes was $17.3 million, or 49.0% of face value. A proportionate share of the unamortized debt origination cost ($1.1 million) relating to the issuance of the Senior Notes was charged against this gain.

FINANCIAL CONDITION

        Net loans receivable decreased $8.1 million to $108.8 million at March 31, 1999 from $116.9 million at December 31, 1998. The reduction in net loans receivable resulted primarily from the decision to sell residential mortgage loans and to use the proceeds to reduce debt.

        The residual receivable was $42.2 million at March 31, 1999, and $43.9 million at December 31, 1998. This decrease resulted primarily from the amortization of the residual asset.

        Net property and equipment decreased by $492,000 to $19.2 million at March 31, 1999, from $19.7 million at December 31, 1998. This decrease resulted primarily from the depreciation expenses. Real estate and personal property acquired in foreclosure decreased $2.7 million to $3.2 million at March 31, 1999, from $5.9 million at December 31, 1998.

        The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes) and the sale of loans. At March 31, 1999, the Company had debt outstanding under revolving warehouse lines of credit to banks of $7.5 million, which compares with $16.7 million at December 31, 1998, for a decrease of $9.2 million. At March 31, 1999, the Company had $135.5 million of CII Notes and subordinated debentures outstanding, which compares with $135.9 million at December 31, 1998, for a decrease of $422,000.

        The aggregate principal amount of outstanding Senior Notes was $51.3 million at March 31, 1999 compared to $86.6 million on December 31, 1998. In the three months ended March 31, 1999, the Company purchased $35.3 million of its Senior Notes for a purchase price of $17.3 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

        Total shareholders' equity at March 31, 1999 was $14.9 million, compared to $5.8 million at December 31, 1998, an increase of $9.1 million. This increase resulted principally from net earnings of $9.0 million for the three months ended March 31, 1999. The $9.0 million net earnings resulted from the $16.8 million extraordinary item from the gain on extinguishment of debt, partly offset by $7.9 million loss from operations.

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

                  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                              AT AND
                                              FOR THE
                                              THREE
                                              MONTHS
                                              ENDED         AT AND FOR THE YEARS ENDED
                                              MARCH 31,              DECEMBER 31,
                                               1999      -----------------------------------
                                                           1998         1997         1996
                                            ----------   ---------    ---------    ---------
                                                            (IN THOUSANDS)

Allowance  for credit  losses at beginning
  of period                                 $   6,659    $  6,528    $   3,084    $   1,874

Net charge-offs                                  (557)     (8,791)      (5,166)      (2,494)
Provision charged to expense                       81      11,905       10,030        5,416
Write-down  of  allowance  due to  sale of
  receivables                                      --      (2,983)          --           --
Securitization transfers                           --          --       (1,420)      (1,712)
                                            ----------   ---------    ---------    ---------

Allowance  for credit losses at end of the
  period                                    $   6,183    $  6,659    $   6,528    $   3,084
                                            ==========   =========    =========    =========

        The Company considers its allowance for credit losses at March 31, 1999 to be adequate in view of the Company's improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 5.3% at both March 31, 1999 and December 31, 1998. The percentage of loans past due 30 days or more declined to 11.8% at March 31, 1999 compared to 13.4% at December 31, 1998. The Company incurred net charge-offs of $589,000 in the first quarter of 1999 compared to $2.4 million in net charge-offs in the first quarter of 1998. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

        The table below summarizes certain information with respect to the Company's allowance for losses on the securitization residual assets for each of the periods indicated.

          SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                            AT AND
                                            FOR THE
                                            THREE
                                            MONTHS
                                            ENDED            AT AND FOR THE YEARS ENDED
                                            MARCH 31,               DECEMBER 31,
                                                          ----------------------------------
                                               1999         1998         1997        1996
                                            -----------   ---------    ---------    --------
                                                            (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning  of
  period                                    $    7,165   $  14,255      $  1,202   $     773
Net charge-offs                                    (32)       (147)       (1,645)     (1,283)
Provision netted against gain on
  securitizations                                   --        2,242       13,278         --
Sale of small-business residual assets              --       (2,957)         --          --
Mark-to-market adjustment                         (204)      (6,228)         --          --
Gain (loss) on sale of securitized REO            (167)         --           --          --
Allowance transferred from owned portfolio          --          --         1,420       1,712
                                            -----------   ---------    ---------    --------
Allowance  for  losses  at the  end of the
  period                                    $    6,762     $  7,165    $  14,255   $   1,202
                                            ===========   =========    =========    ========

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

            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                   AT AND
                                                   FOR THE
                                                   THREE
                                                   MONTHS
                                                   ENDED           AT AND FOR THE YEARS ENDED
                                                   MARCH 31,              DECEMBER 31,
                                                                ----------------------------------
                                                     1999         1998         1997        1996
                                                   ----------   ---------    ---------   ---------
                                                                   (IN THOUSANDS)

Allowance for credit losses at beginning of
  period                                           $  13,824    $  20,783    $  4,286    $  2,647

Write-down of allowance due to sale of loans
  receivable                                              --       (2,983)         --          --
Net charge-offs                                         (589)      (8,938)      (6,811)    (3,777)
Provision charged to expense                              81       11,905       10,030      5,416
Provision netted against gain on securitizations          --        2,242       13,278         --
Sale of small-business residual asset                     --       (2,957)         --          --
Mark-to-market adjustment                               (204)      (6,228)         --          --
Gain (loss) on sale of securitized REO                  (167)         --           --          --
                                                   ==========   =========    =========   =========
Allowance for credit losses at the end of the
  period                                           $  12,945    $  13,824    $  20,783   $  4,286
                                                   ==========   =========    =========   =========

Allowance as a % of total serviced portfolio           2.51%       2.48%        2.60%       2.02%
Annualized net charge-offs as a % of average
  serviced portfolio                                   0.44%       1.08%        1.38%       2.47%

The total allowance for credit losses as shown on the balance Sheet is as follows:

Allowance for credit losses on loans receivable    $  6,183    $  6,659     $  6,528    $  3,084
Allowance for credit losses on residual
  receivable                                          6,762       7,165       14,255       1,202
                                                    ---------   ---------    ---------   --------
Total allowance for credit losses                  $ 12,945    $ 13,824     $ 20,783    $  4,286
                                                    =========   =========    =========   =========


        Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued and reversed when a loan is either over 90 days past due, or the collateral is determined to be inadequate, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

        The following sets forth delinquencies as a percentage of the total serviced portfolio for the periods indicated.

                                       MARCH 31,      DECEMBER 31,     DECEMBER 31,  DECEMBER 31,
                                         1999            1998            1997            1996
                                      ------------    -----------     ------------   -------------
                                                        (Dollars in thousands)

Loans past due 30-59 days              $ 21,513       $  28,174       $  29,174       $   8,412
As a % of total  serviced
portfolio                                  4.17 %          5.05 %          3.65 %          3.96 %

Loans past due 60-89 days              $  6,317       $   8,647       $  10,009       $   2,789
As a % of total serviced
portfolio                                  1.23 %          1.55 %          1.25 %          1.31 %

Loans past due 90+ days                $ 32,892       $  38,109       $  22,147       $   6,662
As a % of total  serviced
portfolio                                  6.38 %          6.84 %          2.76 %          3.14 %

Total loans past due                   $ 60,722       $  74,930       $  61,330       $  17,863
As a % of total  serviced
portfolio                                 11.78 %         13.44 %          7.66 %          8.41 %

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

                                CURRENT PRINCIPAL BALANCE
-------------------------------------------------------------------------------------------
    MONTHS FROM POOL           1997-1       1997-2       1997-3       1997-4       1998-1
        INCEPTION
-------------------------------------------------------------------------------------------
            1             $  77,435,632 $ 120,860,326 $ 130,917,899 $ 118,585,860 $ 62,726,105
            2             $  77,405,312 $ 120,119,653 $ 169,093,916 $ 118,061,792 $ 62,300,302
            3             $  76,709,417 $ 119,364,510 $ 168,182,957 $ 148,291,454 $ 61,609,815
            4             $  75,889,160 $ 118,965,905 $ 166,783,489 $ 146,880,279 $ 60,768,433
            5             $  75,395,969 $ 117,238,693 $ 165,608,534 $ 145,775,696 $ 59,347,948
            6             $  74,630,019 $ 115,870,168 $ 164,084,260 $ 144,465,651 $ 58,739,309
            7             $  73,149,957 $ 113,537,447 $ 161,880,416 $ 143,048,555 $ 57,829,352
            8             $  72,261,386 $ 112,100,397 $ 158,220,175 $ 140,482,698 $ 56,918,186
            9             $  71,342,842 $ 110,468,401 $ 155,854,981 $ 137,318,432 $ 55,894,240
           10             $  70,195,198 $ 107,887,242 $ 153,193,421 $ 134,991,772 $ 54,887,268
           11             $  68,981,147 $ 105,138,088 $ 148,382,102 $ 131,582,081 $ 53,817,889
           12             $  67,149,553 $ 102,142,062 $ 144,556,568 $ 129,029,429 $ 52,813,707
           13             $  65,705,603 $  98,876,084 $ 140,265,621 $ 125,457,545 $ 51,834,618
           14             $  63,210,889 $  95,394,444 $ 136,583,138 $ 121,706,895
           15             $  60,052,314 $  92,501,939 $ 133,252,925 $ 118,983,067
           16             $  58,133,496 $  89,402,897 $ 129,792,748 $ 116,012,173
           17             $  56,900,372 $  83,793,933 $ 127,118,396
           18             $  55,154,969 $  81,637,626 $ 124,262,781
           19             $  50,852,179 $  79,392,938 $ 119,512,141
           20             $  49,702,926 $ 77,843,648
           21             $  48,629,373 $ 76,319,392
           22             $  45,780,152 $ 74,512,970
           23             $ 44,612,888
           24             $ 43,845,616
           25             $ 42,879,623



                             DELINQUENCIES > 30 DAYS PAST DUE
-------------------------------------------------------------------------------------------
    MONTHS FROM POOL           1997-1       1997-2       1997-3       1997-4       1998-1
        INCEPTION
-------------------------------------------------------------------------------------------
            1             $          0 $    515,954 $    609,201 $    402,972 $     44,600
            2             $  1,499,056 $  1,631,017 $  2,042,757 $  2,132,028 $  1,223,964
            3             $  1,931,761 $  3,930,423 $  4,498,266 $  5,049,035 $  2,013,525
            4             $  3,760,774 $  5,399,569 $  8,546,414 $  7,290,097 $  3,872,888
            5             $  5,220,385 $  7,293,856 $ 12,337,604 $ 10,290,987 $  3,825,651
            6             $  5,849,574 $  9,790,732 $ 13,432,454 $ 13,459,369 $  5,199,587
            7             $  6,777,962 $ 11,933,526 $ 15,076,729 $ 12,443,357 $  6,248,301
            8             $  8,078,783 $ 12,484,893 $ 17,745,496 $ 13,861,088 $  5,983,226
            9             $  8,528,559 $ 12,471,739 $ 18,099,411 $ 16,777,959 $  6,591,674
           10             $ 10,008,415 $ 11,304,455 $ 16,680,011 $ 19,050,239 $  6,317,098
           11             $ 10,728,125 $ 12,630,402 $ 18,929,917 $ 18,524,292 $  5,588,611
           12             $  9,257,295 $ 14,540,910 $ 21,295,026 $ 18,470,254 $  5,837,283
           13             $  9,578,031 $ 12,933,959 $ 22,303,472 $ 18,645,129 $  5,404,122
           14             $ 10,757,672 $ 12,674,148 $ 21,746,520 $ 15,158,165
           15             $  9,401,614 $ 14,212,157 $ 23,240,338 $ 13,674,836
           16             $  8,127,303 $ 14,386,886 $ 22,031,312 $ 14,459,206
           17             $  8,227,263 $ 11,723,546 $ 17,679,438
           18             $  8,708,963 $ 11,171,133 $ 16,607,006
           19             $  7,349,210 $ 12,018,899 $ 16,083,674
           20             $  7,217,783 $ 11,515,086
           21             $  7,120,727 $ 10,777,503
           22             $  6,661,879 $  9,606,052
           23             $  6,419,725
           24             $  6,158,687
           25             $  6,097,786


        Included in the principal balances and delinquency amounts is $5.2 million of real estate acquired through foreclosure.






           DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
---------------------------------------------------------------------------------------
    MONTHS FROM POOL        1997-1    1997-2   1997-3    1997-4   1998-1    AVERAGE
        INCEPTION
---------------------------------------------------------------------------------------
            1                0.00  %   0.43  %  0.47  %   0.34  %  0.07  %   0.26   %
            2                1.94  %   1.36  %  1.21  %   1.81  %  1.96  %   1.65   %
            3                2.52  %   3.29  %  2.67  %   3.40  %  3.27  %   3.03   %
            4                4.96  %   4.54  %  5.12  %   4.96  %  6.37  %   5.19   %
            5                6.92  %   6.22  %  7.45  %   7.06  %  6.45  %   6.82   %
            6                7.84  %   8.45  %  8.19  %   9.32  %  8.85  %   8.53   %
            7                9.27  %  10.51  %  9.31  %   8.70  % 10.80  %   9.72   %
            8               11.18  %  11.14  % 11.22  %   9.87  % 10.51  %   10.78  %
            9               11.95  %  11.29  % 11.61  %  12.22  % 11.79  %   11.77  %
           10               14.26  %  10.48  % 10.89  %  14.11  % 11.51  %   12.25  %
           11               15.55  %  12.01  % 12.76  %  14.08  % 10.38  %   12.96  %
           12               13.79  %  14.24  % 14.73  %  14.31  % 11.05  %   13.62  %
           13               14.58  %  13.08  % 15.90  %  14.86  % 10.43  %   13.77  %
           14               17.02  %  13.29  % 15.92  %  12.45  %            14.67  %
           15               15.66  %  15.36  % 17.44  %  11.49  %            14.99  %
           16               13.98  %  16.09  % 16.97  %  12.46  %            14.88  %
           17               14.46  %  13.99  % 13.91  %                      14.12  %
           18               15.79  %  13.68  % 13.36  %                      14.28  %
           19               14.45  %  15.14  % 13.46  %                      14.35  %
           20               14.52  %  14.79  %                               14.66  %
           21               14.64  %  14.12  %                               14.38  %
           22               14.55  %  12.89  %                               13.72  %
           23               14.39  %                                         14.39  %
           24               14.05  %                                         14.05  %
           25               14.22  %                                         14.22  %

Actual Historical Life to
  Date Prepayment Speed     21.99  %  20.52  % 18.15   % 16.47  % 15.04   %

LIQUIDITY AND CAPITAL RESOURCES

        The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As a result of incurred operating expenses in excess of operating income, the Company experienced a $1.9 million net use of cash from operating activities in the first quarter of 1999. In 1998, as a result of selling its loans for cash in the whole loan market and as a result of selling more loans than were originated in 1998, the Company experienced a positive cash flow from operating activities in 1998. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be obtained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

        The Company overcollateralizes loans as a credit enhancement on the mortgage securitization transactions. The Company determined in the second quarter of 1998 to conduct whole loan sales for the remainder of 1998 so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the last three quarters of 1998, nor in the first quarter of 1999. Since the Company has reduced borrowing levels and improved its liquidity position, the Company anticipates completing a securitization in the second quarter of 1999. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in 1999, the Company began paying, on a limited basis, some yield spread premiums as a way to increase its wholesale production.

        The table below summarizes cash flows provided by and used in operating activities by quarter in 1999, 1998 and for the years ended December 31, 1998 and 1997:


                                                                                                        YEAR        YEAR
                                 1ST QTR      4TH QTR       3RD QTR        2ND QTR       1ST QTR       ENDED       ENDED
                                   1999        1998           1998           1998          1998         1998        1997
                                 --------    --------    ---------        ---------     ---------   ---------   ---------
                                                               (IN THOUSANDS)
OPERATING CASH INCOME:
  Servicing fees received and
    excess cash flow from
    securitization trusts       $   4,334     $   6,251     $   5,426     $   2,143     $   2,728     $  16,548     $   3,687
  Interest received                 3,570         6,524         9,369        10,867         9,367        36,127        31,716
  Cash gain on sale of loans        1,173       (11,692)        5,056         4,530         3,449         1,343        14,153

  Cash loan origination fees
    received                        1,418         1,070         7,343         5,959         3,883        18,255        31,843
  Other cash income                   528         1,518         1,267         1,016         1,587         5,388         1,875
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Total operating cash income    11,023         3,671        28,461        24,515        21,014        77,661        83,274


OPERATING CASH EXPENSES:
  Securitization costs                 --            --            --            --          (851)         (851)       (3,646)
  Securitization hedge losses          --            --            --            --            --            --        (2,125)
  Cash operating expenses         (10,545)      (19,826)      (26,090)      (24,882)      (28,753)      (99,551)      (81,594)
  Interest paid                    (7,459)       (6,191)      (12,559)       (7,230)      (11,539)      (37,519)      (20,980)
  Taxes paid                         (155)         (228)         (820)       (1,280)         (187)       (2,515)       (1,581)
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Total operating cash expenses (18,159)      (26,245)      (39,469)      (33,392)      (41,330)     (140,436)     (109,926)


CASH FLOW (DEFICIT) DUE TO
OPERATING CASH INCOME AND
EXPENSES                           (7,136)      (22,574)      (11,008)       (8,877)      (20,316)      (62,775)      (26,652)

CASH REVENUES TO CASH EXPENSES
  RATIO                                61%           14%           72%           73%           51%           55%           76%

OTHER CASH FLOWS:
  Cash provided by (used in) other
    payables and receivables        4,822       (15,007)        1,827        (5,559)        6,198       (12,541)       (5,355)
  Cash provided by (used in)
    loans held for sale               193       155,399        19,333        14,982       (66,040)      123,674      (114,282)

  Cash provided from
    sale of residual
    receivables                        --        16,958            --            --            --        16,958            --
  Cash gain on sale of subsidiary
    assets                             --        18,964            --            --            --        18,964            --
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES          $  (2,121)    $ 153,740     $  10,152     $     546     $ (80,158)    $  84,280     $(146,289)
                                =========     =========     =========     =========     =========     =========     =========

        Certain previously reported amounts have been reclassified to conform to current year presentation.

        Cash and cash equivalents were $16.8 million at March 31, 1999, and $36.9 million at December 31, 1998. Cash used in operating activities was $2.1 million for the three months ended March 31, 1999, compared to $80.2 million for the three months ended March 31, 1998; cash provided by investing activities was $9.9 million for the three months ended March 31, 1999 compared to $18.3 million for the three months ended March 31, 1998; and cash used in financing activities was $28.0 million for the three months ended March 31, 1999 compared to cash provided by financing activities of $60.4 million for the three months ended March 31, 1998. The decrease in cash used in operations was due principally to less cash required to fund lower loan originations in the first quarter of 1999 compared to the first quarter of 1998. Cash provided by investing activities in both the first quarter of 1999 and 1998, resulted primarily from principal collections on loans not sold exceeding the loans originated for investment purposes. The cash used in financing activities in the first quarter of 1999, resulted from both the reduction in the Company's revolving warehouse lines of credit and from the cash used to retire senior unsecured debt. The increase in the amount of cash provided by financing activities in the first quarter of 1998 resulted primarily from the net increase in the Company's revolving warehouse lines of credit.

        At March 31, 1999, the Company had a $100.0 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its Mortgage Loan originations. Based on the borrowing base limitations contained in the credit facility at March 31, 1999 and at December 31, 1998, the Company had aggregate outstanding borrowings of $7.5 million and $16.7 million, respectively, and aggregate borrowing availability of $21.5 million and $21.0 million, respectively. The credit facility bears interest at prime rate plus 0.75%. The credit facility matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII Notes outstanding and loans and advances by HGI and CII to the Company. The Company believes that it is currently in compliance with the loan covenants.

        During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At March 31, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $38.4 million face amount of its Senior Notes in 1998 and $35.9 million in the first three months of 1999. At March 31, 1999 and December 31, 1998, $51.3 million and $86.4 million in aggregate principal amount of Senior Notes were outstanding, respectively.

        CII engages in the sale of CII Notes to investors. The CII Notes are comprised of Investor Notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At March 31, 1999 and at December 31, 1998, CII had an aggregate of $117.0 million and $118.6 million of investor notes outstanding, respectively, bearing a weighted average interest rate of approximately 7.4%, and an aggregate of $18.4 million and $17.3 million of subordinated debentures, respectively, bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII Notes and debentures have one-year maturities.

        Total shareholders' equity at March 31, 1999 was $14.9 million, compared to $5.8 million at December 31, 1998, an increase of $9.1 million. This increase resulted principally from net earnings of $9.0 million for the three months ended March 31, 1999. The $9.0 million net earnings resulted from the $16.8 million extraordinary item from the gain on extinguishment of debt, partly offset by $7.9 million loss from operations.

        The Company's primary objective in 1999 will be to ensure adequate levels of liquidity as the Company strives to increase loan originations. The Company anticipates incurring operating losses in 1999. The Company plans to continue to reduce the loan portfolio through either whole loan sales or through securitizations. These sales will generate additional cash that can be used to fund operating losses, to fund declines in investor notes that could occur, or to purchase additional subordinated debt, reducing interest expense. The Company plans to operate more like a mortgage banker that originates and either sells or securitizes loans, retaining only a small portfolio of loans. Management believes that, based on its present level of liquidity combined with its borrowing availability under the warehouse line of credit and the Company's plans to further reduce both the senior subordinated debt and loan portfolio, these strategies will provide adequate cash flow to support the 1999 operating plan. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its need and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 1999.

LOAN SALES AND SECURITIZATIONS

        The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At March 31, 1999 and December 31, 1998, the Company had retained $14.5 million and $19.0 million, respectively, of second mortgage loans on its balance sheet. For the three months ended March 31, 1999 and 1998, the Company sold $57.2 million and $63.9 million of mortgage loans. In addition, for the three months ended March 31, 1998, the Company sold $10.5 million of small-business loans and $20.6 million of auto loans. During 1998, 1997, and 1996, the Company sold $623.7 million, $435.3 million, and $284.8 million, respectively, of Mortgage Loans and $141.0 million, $41.2 million, and $33.1 million, respectively, of the guaranteed portions of SBA Loans. During 1998, the Company sold $20.9 million of auto loans. No auto loans were sold in 1997 or 1996.

        In the first quarter of 1998, the Company securitized $92.2 million of Mortgage Loans and $1.8 million of small-business loans. No loans were securitized in the first quarter of 1999. Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $42.2 million and $43.9 million, net of allowances, at March 31, 1999 and December 31, 1998, respectively.

        In a mortgage loan securitization, the Company sells Mortgage Loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used in past securitizations, adjusted to current market conditions, are appropriate and reasonable.

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

        The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitizations at December 31, 1998:

                                            1997-1       1997-2         1997-3        1997-4       1998-1
                                           ----------   ----------    -----------   ----------- - ----------
Outstanding balance of loans
  securitized                            $42,879,623  $74,512,970   $119,512,141  $116,012,173  $51,834,618
Average stated principal balance              59,144       58,442         64,566        64,130       63,059
Weighted average coupon on loans              10.82%       10.73%         11.08%        10.98%       10.88%
Weighted average remaining term to
  stated maturity                           179 mths     180 mths       183 mths      188 mths     196 mths
Weighted average LTV                             78%          73%            76%           76%          76%
% of first mortgage loans                       100%         100%           100%          100%         100%
Weighted average pass-through rate to
  bondholders                                   7.43%        7.04%          6.94%         6.71%        6.34%
Assumed annual losses                           0.60         0.60           0.60          0.60         0.60
Ramp period for losses                        0 mths       0 mths         0 mths        0 mths       3 mths
Assumed cumulative losses as a % of UPB        1.72%        1.70%          1.64%         1.65%        1.53%
Annual servicing fee                            0.50         0.50           0.50          0.50         0.50
Servicing asset                                 0.10         0.10           0.10          0.10         0.10
Discount rate applied to cash flow
  after overcollateralization                  12.00        12.00          12.00         12.00        12.00
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

        The Company generally expects to begin receiving excess cash flow on its Mortgage Loan securitizations approximately 16 months from the date of securitization, although this time period may be shorter or longer depending upon the securitization structure and performance of the loans securitized. Prior to such time, the monoline insurer requires a reserve provision to be created within the securitization trust which uses Excess Cash Flow to retire the securitization bond debt until the spread between the outstanding principal balance of the loans in the securitization trust and the securitization bond debt equals a specified percentage (depending on the structure of the securitization) of the initial securitization principal balance (the "overcollateralization limit"). Once this overcollateralization limit is met, excess cash flows are distributed to the Company. The Company begins to receive regular monthly servicing fees in the month following securitization.

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

ACCOUNTING CONSIDERATIONS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not assessed the impact of this standard.

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

        At March 31, 1999, the Company's valuation allowance against its deferred tax asset dropped to $19.4 million from $21.7 million at December 31, 1998. The Company's net deferred tax asset was $4.2 million at both March 31, 1999 and December 31, 1998. The Company has decided not to increase the net deferred tax asset for anticipated benefits from prior NOLs until operating earnings are reestablished. The amount of the remaining deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, then, the asset would need to be written off. The Company had a federal NOL of approximately $43.1 million at March 31, 1999.

HEDGING ACTIVITIES

        The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either March 31, 1999 or December 31, 1998.

IMPACT OF INFLATION

        Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates that affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and second-lien mortgage loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and residual receivables have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and residual receivables, adversely impacting earnings. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse line of credit.

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

        The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems (both IT and non-IT) that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems were year 2000 compliant, but this assessment identified some portions that require remediation or upgrades. The Company has substantially completed all four phases of its Year 2000 plan for its systems. Accordingly, the Company does not believe that the Year 2000 presents a material exposure. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

        The Company has queried its significant suppliers and subcontractors in writing and received written representation of their Year 2000 compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable at this time.

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

CONTINGENCY PLAN

        The Company has contingency plans for certain critical applications and is working on such plans for other non-critical applications. These contingency plans involve, among other actions, manual processes and alternative methods of processing information using personal computers versus main frame applications, etc., and adjusting staffing assignments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

        The Company's market risk arises primarily from interest rate risk inherent in its lending, its holding of residual receivables and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable limits. To estimate the impact that changes in interest rates would have on the Company's earnings, management uses simulation analysis.

        While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

        The Company's strategy is to sell or securitize its loans within three months of production. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of March 31, 1999.

        On loans originated for inclusion in securitized pools, the Company, from time to time, employs a strategy designed to hedge some of the risks associated with changes in interest rates. However, there were no significant open hedging positions at March 31, 1999. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carry value of the residual assets.

        Simulation analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities and assumptions about prepayments, future interest rates and future volumes. To measure the sensitivity of the Company's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as the annual dollar change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in interest rates.

        As a result of the Company's interest rate position, a 100 basis immediate increase in interest rates would result in a negative impact on projected earning of $537,000 and $652,000 computed as of March 31, 1999 and December 31, 1998, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale. The Company's earnings projection as of March 31, 1999 and December 31, 1998 assuming an immediate reduction of 100 basis points in market rates would result in a negative impact on projected earnings of $2.2 million and $2.4 million, respectively. A significant portion of the negative impact results from the Company's assumption that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The model assumes only a 25 basis point reduction on investor notes assuming a 100 basis point reduction in market rates. The rates offered on the investor notes have not historically moved with changes in market rates.

        Projected dollar impact on operating results brought about by changes in interest rates could be material relative to the Company's operating results. If simulation results indicate earnings sensitivity in excess of Management's acceptable limits, Management will seek to identify on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. Management will continue to monitor the Company's interest rate risk position to manage the possible adverse impact on earnings caused by changes in interest rates.

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

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

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

Item 2.        Changes in Securities
                  None

Item 3.        Defaults Upon Senior Securities
                  None

Item 4.        Submission of Matters to a Vote of Security Holders
                  None.

Item 5.        Other Information

                  The Company's common stock presently is traded on the NASDAQ National Market under the symbol "HGFN". In the first quarter of 1999, the Company received notice from NASDAQ of its intention to delist its stock. The Company appealed NASDAQ's notice and received an exception and a modification of the exception. The terms of the modified exception are as follows: on or before May 14, 1999, the Company must make a public filing with the SEC and NASDAQ, evidencing a minimum of $13.2 million in net tangible assets. The filing must contain a March 31, 1999 balance sheet, with pro forma adjustments for any significant events or transactions occurring on or before the filing date. In addition, on or before June 30, 1999, the Company must make a filing with NASDAQ containing a May 31, 1999 balance sheet, evidencing a minimum of $11.0 million in net tangible assets, with pro forma adjustments for any significant events or transactions occurring on or before the filing date. Finally, on or before August 16, 1999, the Company must make a public filing with the SEC and NASDAQ, evidencing a minimum of $11.0 in net tangible assets as of June 30, 1999.

                  In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ National market. In the event the Company fails to comply with any of the terms of this modified exception, its securities may be listed on "The NASDAQ SmallCap Market" pursuant to the maintenance criteria. Based on the Company's current financial conditions and its forecasted operations, the Company anticipates being able to meet the financial conditions that are outlined in the modified exception. However, no assurance can be given that the Company's actual operating results will meet the criteria for continued listing on the NASDAQ National Market.

                  As of March 31, 1999 the Company's net tangible assets exceeded the $13.2 million criteria established by NASDAQ.

                         Total shareholders' equity (per consolidated balance sheets)           $14,892,000

                         Excess of cost over net assets of acquired businesses, net              (1,636,000)
                                                                                                -----------
                         Net tangible assets                                                    $13,256,000
                                                                                                ===========

                  As of the date of this filing, there were no significant events or transactions that would adversely affect the above calculation.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
                  a)    Exhibits
                        27.1--     Financial Data Schedule.

                  b)    Reports on Form 8-K
                        -------------------
                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOMEGOLD FINANCIAL, INC.

Date:  May 7, 1999
                                   By: \s\ Kevin J. Mast
                                       -----------------------------------------
                                       Kevin J. Mast,
                                       Executive Vice President, Chief Financial
                                          Officer, and Treasurer