Form 10-Q
period 1999-06-30
HOMEGOLD FINANCIAL INC
filed 1999-08-10
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(MARK ONE)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999.
                                      OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                                 864-289-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                               --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


TITLE OF EACH CLASS:                             OUTSTANDING  AT JULY 15, 1999
----------------------------------               -----------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                 9,881,764

                  HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1999


                                    INDEX

PART I.       FINANCIAL INFORMATION                                    Page
-------       ---------------------                                    ----

Item 1.       Financial Statements for HomeGold Financial, Inc.

                 Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                    4

                 Consolidated Statements of Operations
                  for the Six Months Ended
                  June 30, 1999 and 1998 and for the
                  Three Months Ended June 30, 1999 and 1998              6

                 Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 1999 and 1998                                 7

                 Notes to Consolidated Financial Statements              8

Item 2.       Management's Discussion and Analysis of
                  Results of Operations and Financial Condition          22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk 40

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                          43

Item 2.       Changes in Securities                                      43

Item 3.       Defaults Upon Senior Securities                            43

Item 4.       Submission of Matters to a Vote of Security Holders        43

Item 5.       Other Information                                          43

Item 6.       Exhibits and Reports on Form 8-K                           44

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                  HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,     DECEMBER 31,
                                                      1999          1998
                                                   ------------  ------------
                                                        (In thousands)
                       ASSETS                        (Unaudited)   (Audited)
                       ------
   Cash and cash equivalents                       $   36,203    $   36,913

   Restricted cash                                      5,169         5,100

   Loans receivable                                    65,303       124,740
      Less allowance for credit losses on loans        (4,842)       (6,659)
      Less deferred loan fees                          (1,166)       (2,071)
      Plus deferred loan costs                            640           888
                                                   ------------  ------------
            Net loans receivable                       59,935       116,898

   Income taxes receivable                              1,188           900

   Accrued interest receivable                          1,785         2,613

   Other receivables                                   11,521        12,028

   Residual receivable, net                            49,120        43,857

   Property and equipment, net                         18,656        19,665

   Real estate and personal property acquired
     through foreclosure                                4,949         5,881

   Excess of cost over net assets of acquired
     businesses, net of accumulated
     amortization of $701,000 in 1999 and
     $654,000 in 1998                                   1,613         1,660

   Debt origination costs, net                          2,676         4,681

   Deferred income tax asset, net                       4,151         4,151

   Servicing asset                                        945           940

   Other assets                                         2,823         1,921
                                                   ------------  ------------

   TOTAL ASSETS                                    $  200,734    $  257,208
                                                   ============  ============





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,     DECEMBER 31,
                                                               1999          1998
                                                            ------------  ------------
                                                                 (In thousands)
           LIABILITIES AND SHAREHOLDERS' EQUITY (Unaudited) (Audited)
Liabilities:
   Revolving warehouse line of credit                       $       --     $  16,736

   Investor savings:
        Notes payable to investors                             121,386       118,586
        Subordinated debentures                                 20,034        17,304
                                                            ------------  ------------

           Total investor savings                              141,420       135,890

   Senior unsecured debt                                        37,364        86,650

   Other liabilities:
        Accounts payable and accrued liabilities                 5,112         6,656
        Remittances payable                                      1,985         1,871
        Income taxes payable                                       241           382
        Accrued interest payable                                 1,513         3,199
                                                            ------------  ------------
           Total other liabilities                               8,851        12,108
                                                            ------------  ------------

Total liabilities                                              187,635       251,384

Minority interest                                                   17            23

Shareholders' equity:
   Common stock, par value $.05 per share - authorized
    100,000,000 shares, issued and outstanding 9,844,319
    shares at June 30, 1999 and 9,733,374 shares at
   December 31, 1998                                               492           486
   Capital in excess of par value                               38,965        38,821
   Retained earnings (deficit)                                 (26,375)      (33,506)
                                                            ------------  ------------
Total shareholders' equity                                      13,082         5,801
                                                            ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  200,734    $  257,208
                                                            ============  ============



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                            ENDED JUNE 30,              ENDED JUNE 30,
                                       -------------------------   --------------------------
                                          1999         1998           1999          1998
                                       -----------  ------------   ------------  ------------
                                                 (In thousands, except share data)
REVENUES:
  Interest income                      $   4,956     $  19,190      $   1,618     $  10,516
  Servicing income                         5,010         7,601          2,608         3,379
  Gain on sale of loans:
   Gross gain on sale of loans             4,389        13,291          3,216         6,773
   Loan fees, net                          2,373         6,830          1,416         3,228
                                       -----------  ------------   ------------  ------------
     Total net gain on sale of loans       6,762        20,121          4,632        10,001

   Other revenues                            750         2,418            354           880
                                       -----------  ------------   ------------  ------------
     Total revenues                       17,478        49,330          9,212        24,776
                                       -----------  ------------   ------------  ------------

EXPENSES:
  Interest                                 8,987        18,385          4,189         9,952
  Provision for (recapture of) credit
    losses                                  (349)        6,940           (430)        2,111
  Fair value write-down of residual
   receivable                                775         8,910            828         7,330
  Salaries, wages and employee
    benefits                              10,903        34,376          5,232        16,104
  Business development costs               2,427         6,535          1,237         3,055
  Other general and administrative
    expenses                               8,207        14,533          4,126         6,632
                                       -----------  ------------   ------------  ------------
     Total expenses                       30,950        89,679         15,182        45,184
                                       -----------  ------------   ------------  ------------

     Loss before income taxes,
       minority interest and
       extraordinary item                (13,472)      (40,349)        (5,970)      (20,408)
Provision for income taxes                   620         3,244            170         2,566
                                       -----------  ------------   ------------  ------------

     Loss before minority interest
       and extraordinary item            (14,092)      (43,593)        (6,140)      (22,974)
Minority interest in (income) loss of
     subsidiaries                             (4)            2             (7)           (2)
                                       -----------  ------------   ------------  ------------
          Loss before extraordinary
             item                        (14,096)      (43,591)        (6,147)      (22,976)
Extraordinary item-gain on
   extinguishment of debt,
   net of $0 tax                          21,227            --          4,281            --
                                       ===========  ============   ============  ============
     NET INCOME (LOSS)                  $  7,131     $ (43,591)    $   (1,866)   $  (22,976)
                                       ===========  ============   ============  ============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

              Loss before
                extraordinary item      $  (1.44)    $   (4.49)    $    (0.63)   $    (2.37)
              Extraordinary item, net
                of taxes                    2.16            --           0.44            --
                                       -----------  ------------   ------------  ------------
              Net income (loss)         $   0.72     $   (4.49)    $    (0.19)   $    (2.37)
                                       ===========  ============   ============  ============

Basic weighted average shares
outstanding                            9,809,798    9,705,055     9,827,228     9,708,083
                                       ===========  ============   ============  ============

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
              Loss before
                extraordinary item      $  (1.42)    $   (4.49)    $    (0.62)   $    (2.37)
              Extraordinary item, net
                of tax                      2.14            --           0.43            -
                                       ===========  ============   ============  ============
              Net income (loss)         $   0.72     $   (4.49)    $    (0.19)   $    (2.37)
                                       ===========  ============   ============  ============

Diluted weighted average shares
   outstanding                         9,899,649     9,705,055      9,989,977     9,708,083
                                       ===========  ============   ============  ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------------
                                                                          1999                1998
                                                                     ----------------    ----------------
                                                                               (In thousands)
      OPERATING ACTIVITIES:
           Net income (loss)                                          $        7,131     $       (43,591)
           Adjustments to reconcile net income (loss) to net cash
              used in operating activities:
                     Depreciation and amortization                             1,386               1,809
                     Provision for (recapture of) credit losses on
                       loans                                                    (349)              6,940
                     Gain on retirement of senior unsecured debt             (21,227)                 --
                     Loss on real estate acquired through
                       foreclosure                                             1,319                  --
                     Fair value write-down of residual receivable                775               8,910
                     Mark to market adjustment on loans held for
                       sale                                                       --               5,000
                     Loans originated with intent to sell                   (117,364)           (484,107)
                     Proceeds from loans sold                                102,573             340,747
                     Proceeds from securitization of loans                    59,630              92,316
                     Other                                                      (646)              1,923
                     Changes in operating assets and liabilities
                       decreasing cash                                        (7,272)             (9,559)
                                                                      ---------------     ---------------
            Net cash provided by (used in) operating activities       $       25,956     $       (79,612)
                                                                      ---------------     ---------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes      $       (1,608)    $       (80,774)
           Principal collections on loans not sold                            12,486             101,986
           Proceeds from sale of real estate and personal property
             Acquired through foreclosure                                      4,009               2,143
           Proceeds from sale of property and equipment                          141                  --
           Purchase of property and equipment                                   (432)             (5,198)
           Other                                                              (2,145)                 17
                                                                      ---------------     ---------------
           Net cash provided by investing activities                  $       12,451     $        18,174
                                                                      ---------------     ---------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit            $      111,853     $       263,275
           Payments on revolving warehouse lines of credit                  (128,590)           (169,671)
           Retirement of senior unsecured debt                               (28,059)                 --
           Net increase in notes payable to investors                          2,800               3,951
           Net increase (decrease) in subordinated debentures                  2,730                (175)
           Proceeds from issuance of common stock                                149                 132
           Other                                                                  --                  (7)
                                                                     ---------------     ----------------
           Net cash provided by (used in) financing activities        $      (39,117)    $        97,505
                                                                     ---------------     ----------------

           Net increase (decrease) in cash and cash equivalents       $         (710)    $        36,067

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                36,913               7,561
                                                                     ===============     ===============
           End of period                                              $       36,203     $        43,628
                                                                     ===============     ===============







SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as reported prior to its adoption.

         The consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations for the six-month and three-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

         Elliott, Davis & Company, L.L.P. previously examined and reported on the Company's financial statements for the year ended December 31, 1998, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

         For the six-month periods ended June 30, 1999 and 1998, the Company paid interest of $10.7 million and $18.8 million, respectively.

         For the six-month periods ended June 30, 1999 and 1998, the Company paid income taxes of $1.1 million and $1.5 million, respectively.

         For the six-month periods ended June 30, 1999 and 1998, the Company foreclosed on property in the amount of $2.3 million and $3.2 million, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank, as well as other short-term investments in a money manager fund of the bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1999, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $35.5 million. The investment objective of the money manager fund is to achieve as high a level of current income as is consistent with preserving capital and providing liquidity. Permitted investments of the fund include obligations guaranteed by the U.S. Government, commercial paper and corporate debt securities that are rated in one of the two highest short-term rating categories, and repurchase agreements involving these securities. The fund may invest up to 30% of its total assets in bank certificates of deposit and bankers' acceptances.

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

NOTE 5--WAREHOUSE LINE OF CREDIT

         The Company had no borrowings outstanding under its warehouse lines of credit at June 30, 1999. At December 31, 1998, the Company had $16.7 million in outstanding borrowings under its warehouse lines of credit.

         Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI") and Carolina Investors, Inc. ("CII"), both wholly-owned subsidiaries of HGFN, may collectively borrow up to a maximum of $100.0 million with interest at the prime rate plus 0.75%. This borrowing is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum availability of $10.0 million on the line of credit, and a requirement that CII maintain a minimum of $100.0 million in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, CII, to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at June 30, 1999. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $18.5 million at June 30, 1999 and $37.7 million at December 31, 1998. Therefore, after considering the outstanding borrowings under the line of credit, the Company had $18.5 million and $21.0 million, respectively, of additional borrowing availability under this agreement on June 30, 1999 and December 31, 1998 based on its existing borrowing base.

NOTE 6--EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

         In the first quarter of 1999, the Company purchased $35.3 million face amount of its 10 3/4% Senior Notes due 2004 ("the Senior Notes") in the market for a purchase price of $17.3 million or a weighted average of 49.0% of face value. A proportionate share of the unamortized debt origination costs ($1.1 million) relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $16.9 million in the first quarter of 1999.

         In the second quarter of 1999, the Company purchased $13.9 million face amount of its 10 3/4% Senior Notes in the market for a purchase price of $9.3 million or a weighted average of 66.9% of face value. A proportionate share of the unamortized debt origination costs ($300,000) relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $4.3 million in the second quarter of 1999.

         The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

NOTE 7--SALES OF SUBSIDIARIES

         In 1998, as part of the Company's effort to focus on its larger retail mortgage lending operation that operates primarily through direct mail and telemarketing methods, the Company chose to sell Sterling Lending Corporation ("SLC"), its small branch network retail origination company. SLC historically had originated its mortgage loan products through a traditional "brick and mortar" retail approach. The Company also chose to sell substantially all of the assets related to the auto loan and small-business loan units and to no longer offer those financial products.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, SLC, to First National Security Corporation of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to the Company and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the six months ended June 30, 1998, SLC recorded a net loss of $1.9 million.

         On November 13, 1998, the Company sold the majority of the assets of its small-business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. Total sales proceeds from this sale were $100.3 million. After repayment of the related warehouse lines of credit, escrowing a $5.1 million holdback in the purchase price, and paying transaction costs, the Company received net cash proceeds of approximately $49.3 million. The gain realized in 1998 was approximately $19.7 million net of related costs. For the six months ended June 30, 1998, this unit recorded a net loss of $805,000.

         On December 2, 1998, the Company sold the majority of its asset-based lending operation to Emergent Asset-Based Lending LLC, a Maryland Limited Liability Company. This transaction completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000. The Company received a note receivable of $2.2 million payable over two years at an interest rate of prime plus 1%. For the six months ended June 30, 1998, this unit recorded a net loss of $920,000.

NOTE 8--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10 3/4%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Company purchased $38.4 million in 1998, and in the six months ended June 30, 1999, the Company purchased $49.2 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $26.6 million or 54.1% of face value. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both June 30, 1999 and December 31, 1998, all of the subsidiary guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at June 30, 1999 consist of the following wholly-owned subsidiaries of the Company:

                    HomeGold, Inc. (f/k/a Emergent Mortgage Corp.) Emergent Mortgage Corp. of Tennessee
                    Carolina Investors, Inc.
                    Emergent Insurance Agency Corp.
                    Emergent Business Capital Asset Based Lending, Inc.

                     HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         As of June 30, 1999 and December 31, 1998, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment in certain residual receivables which is conducted through its special purpose securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. (an 80% owned subsidiary of the Company) and Premier Financial Services, Inc. (collectively, the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

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

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1999
                                   (Unaudited)
                                 (In thousands)



                                                                  Combined
                                                                  Wholly-Owned    Combined
                                                     Parent       Guarantor      Non-Guarantor
                                                     Company      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
                      ------
Cash and cash equivalents                           $     367     $   35,836       $     --       $      --    $    36,203
Restricted cash                                         5,169             --             --              --          5,169

Loans receivable:
   Loans receivable                                        --         65,303             --              --         65,303
   Notes receivable from other affiliates               7,277             (4)         1,132          (8,405)            --
                                                    ---------     ----------     ----------     -----------    -----------
         Total loans receivable                         7,277         65,299          1,132          (8,405)        65,303

   Less allowance for credit losses on loans               --         (4,842)            --              --         (4,842)
   Less deferred loan fees                                 --         (1,166)            --              --         (1,166)
   Plus deferred loan costs                                --            640             --              --            640
                                                    ---------     ----------     ----------     -----------    -----------
         Net loans receivable                           7,277         59,931          1,132          (8,405)        59,935

Income tax receivable                                      --          1,188             --              --          1,188
Accrued interest receivable                                38          1,747             --              --          1,785
Other receivables                                          --         11,521             --              --         11,521
Investment in subsidiaries                             34,398             --             --         (34,398)            --
Residual receivable, net                                   --          4,706         44,414              --         49,120
Property and equipment, net                                --         18,656             --              --         18,656
Real estate and personal property acquired
  through foreclosure                                      --          4,949             --              --          4,949
Excess of cost over net assets of acquired
  businesses, net                                          39          1,574             --              --          1,613
Deferred income tax asset, net                          3,510            641             --              --          4,151
Other assets                                            1,035          5,409             --              --          6,444
                                                    ---------     ----------     ----------     -----------    -----------
TOTAL ASSETS                                        $  51,833     $  146,158     $   45,546     $   (42,803)   $   200,734
                                                    =========     ==========     ==========     ===========    ===========


       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Revolving warehouse lines of credit              $      --     $       --     $       --     $        --    $        --

   Investor savings:
      Notes payable to investors                           --        121,386             --              --        121,386
      Subordinated debentures                              --         20,034             --              --         20,034
                                                    ---------     ----------     ----------     -----------    -----------
         Total investor savings                            --        141,420             --              --        141,420

   Senior unsecured debt                               37,364             --             --              --         37,364
   Subordinated debt to affiliates                         --          8,134             --          (8,134)            --

   Other liabilities:
      Accounts payable and accrued liabilities             --          5,112             --              --          5,112
      Remittances payable                                  --          1,985             --              --          1,985
      Income taxes payable                                201             40             --              --            241
      Accrued interest payable                          1,186            327             --              --          1,513
      Due to (from) affiliates                             --         (6,963)         7,234            (271)            --
                                                    ---------     ----------     ----------     -----------    -----------
         Total other liabilities                        1,387            501          7,234            (271)         8,851

                                                    ---------     ----------     ----------     -----------    -----------
Total liabilities                                      38,751        150,055          7,234          (8,405)       187,635

Minority interest                                          --             --             17              --             17

Shareholders' equity:
   Common stock                                           492            999              1          (1,000)           492
   Capital in excess of par value                      38,965         56,042         48,809        (104,851)        38,965
   Retained earnings (deficit)                        (26,375)       (60,938)       (10,515)         71,453        (26,375)
                                                   ----------     ----------      ---------      ----------      ---------
                                                         -                            -              -              --
Total shareholders' equity                             13,082         (3,897)        38,295         (34,398)        13,082
                                                   ===========    ==========      =========      ==========      =========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  51,833      $ 146,158       $ 45,546       $ (42,803)   $   200,734
                                                   ===========    ==========      =========      ===========   ===========



                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                  Combined
                                                                  Wholly-Owned   Combined
                                                    Parent       Guarantor      Non-Guarantor
                                                    Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------

                      ASSETS

Cash and cash equivalents                           $     196      $   34,215     $    2,502     $       --    $    36,913
Restricted cash                                         5,100             --             --              --          5,100

Loans receivable:
   Loans receivable                                        --        124,740             --              --        124,740
   Notes receivable from affiliates                    48,876             --              3         (48,879)            --
                                                    ---------     ----------     ----------     -----------    -----------
         Total loans receivable                        48,876        124,740              3         (48,879)       124,740

   Less allowance for credit losses on loans               --         (6,659)            --              --         (6,659)
   Less deferred loan fees                                 --         (2,071)            --              --         (2,071)
   Plus deferred loan costs                                --            888             --              --            888
                                                    ---------     ----------     ----------     -----------    -----------
         Net loans receivable                          48,876        116,898              3         (48,879)       116,898

Income tax                                                 --            900             --              --            900
Accrued interest receivable                                21          2,592             --              --          2,613
Other receivables                                           4         11,126            898              --         12,028
Investment in subsidiaries                             35,550             --             --         (35,550)            --
Residual receivable, net                                   --         31,752         12,105              --         43,857
Property and equipment, net                                --         19,665             --              --         19,665
Real estate and personal property acquired
  through foreclosure                                      --          5,881             --              --          5,881
Excess of cost over net assets of acquired
  businesses, net                                          40          1,620             --              --          1,660
Deferred income tax asset, net                          3,510            641             --              --          4,151
Other assets                                            2,696          4,846             --              --          7,542
                                                    ---------     ----------     ----------     -----------    -----------
TOTAL ASSETS                                        $  95,993     $  230,136     $   15,508     $   (84,429)   $   257,208
                                                    =========     ==========     ==========     ===========    ===========


       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit               $     --     $   16,736     $       --     $        --    $    16,736

   Investor savings:
      Notes payable to investors                           --        118,586             --              --        118,586
      Subordinated debentures                              --         17,304             --              --         17,304
                                                    ---------     ----------     ----------     -----------    -----------
         Total investor savings                            --        135,890             --              --        135,890

   Senior unsecured debt                               86,650             --             --              --         86,650
   Subordinated debt to affiliates                         --         48,879             --         (48,879)            --

   Other liabilities:
      Accounts payable and accrued liabilities            624          6,032             --              --          6,656
      Remittances payable                                  --          1,871             --              --          1,871
      Income taxes payable                                201            181             --              --            382
      Accrued interest payable                          2,717            482             --              --          3,199
      Due to (from) affiliates                             --         (7,947)         7,947              --             --
                                                    ---------     ----------     ----------     -----------    -----------
         Total other liabilities                        3,542            619          7,947              --         12,108

Total liabilities                                      90,192        202,124          7,947         (48,879)       251,384

Minority interest                                          --             --             23              --             23

Shareholders' equity:
   Common stock                                           486          4,091              1          (4,092)           486
   Capital in excess of par value                      38,821         71,683         17,675         (89,358)        38,821
   Retained earnings (deficit)                        (33,506)       (47,762)       (10,138)         57,900        (33,506)
                                                      --------    ----------      ---------      ----------      ---------
Total shareholders' equity                              5,801         28,012          7,538         (35,550)         5,801
                                                      --------    ----------      ---------      ----------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 95,993    $  230,136      $  15,508      $  (84,429)   $   257,208
                                                      ========    ==========      =========      ==========      =========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                              Combined
                                                               Combined          Non
                                                             Wholly-Owned    Wholly-Owned    Combined
                                                Parent        Guarantor       Guarantor     Non-Guarantor
                                                Company      Subsidiaries    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                               -----------  -------------    ------------   -------------  ------------  -----------
REVENUES:

   Interest income                                $    3,024    $    4,808       $     --     $        --    $   (2,876)   $  4,956
   Servicing income                                       --         3,420             --          1,590            --        5,010
   Gain on sale of loans:
      Gross gain on sale of loans                         --         4,389             --             --            --        4,389
      Loan fees, net
                                 --         2,373             --             --             --         2,373
                                                  ----------   ------------    -------------    -----------    ----------   --------
          Total gain on sale of loans                     --         6,762             --             --             --       6,762

   Other revenues                                          8           877             --              2           (137)        750
                                                  ----------   ------------    ------------     -----------    ----------   --------
      Total revenues                                   3,032        15,867             --          1,592         (3,013)     17,478

EXPENSES:

   Interest                                            3,276         8,587             --             --         (2,876)      8,987
   Recapture of credit losses                             --          (349)            --             --             --        (349)
   Fair market write-down of residual receivable          --           367             --            408             --         775
   Salaries, wages and employee benefits                  --        10,903             --             --             --      10,903
   Business development costs                             --         2,427             --             --             --       2,427
   Other general and administrative expenses             299         8,044             --              1           (137)      8,207
                                                    ---------   ------------     -----------    -----------       --------   -------
      Total expenses                                   3,575        29,979             --            409         (3,013)     30,950
                                                  ----------    ------------     -----------    -----------     --------     -------
   Income (loss) before income taxes, minority
      interest, and equity in undistributed
      earnings (loss) of subsidiaries                   (543)      (14,112)            --          1,183             --     (13,472)
   Earnings (loss) of subsidiaries                   (13,553)       (1,178)            --          1,178         13,553
                                                  ----------   -- ----------    -- ---------   -----------     --------    ---------
   Income (loss) before income taxes, minority
      interest and extraordinary item                (14,096)      (15,290)            --          2,361         13,553     (13,472)
   Provision (benefit) for income taxes                   --           620             --            --             --          620
                                                    ---------      ----------                      ---------   --------    ---------
   Income (loss) before minority interest and
      extraordinary item                             (14,096)      (15,910)            --         2,361         13,553      (14,092)
   Minority interest in loss of subsidiaries              --            (4)            --            --             --           (4)
   Extraordianary  item - gain on extinquishment
     of debt                                          21,227            --             --            --             --       21,227
                                                  ----------   ------------    -------------   -----------    ----------  ----------

   NET INCOME (LOSS)                              $     7,131   $  (15,914)    $       --   $     2,361     $   13,553    $   7,131
                                                  ==========   ============    =============   ===========    ==========  =========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                              Combined
                                                                Combined         Non
                                                              Wholly-Owned   Wholly-Owned   Combined
                                                  Parent       Guarantor      Guarantor    Non-Guarantor
                                                   Company    Subsidiaries   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                -----------   -------------   ------------ ------------   -----------   ------------
                                                              C>
REVENUES:

   Interest income                                $      837  $      1,771     $     --    $      --      $    (990)    $     1,618
   Servicing income                                       --           303           --        1,090          1,215           2,608
   Gain on sale of loans:

      Gross gain on sale of loans                         --         3,216           --           --             --           3,216
      Loan fees, net                                      --         1,416           --           --             --           1,416
                                                   ----------    ------------     --------   ----------     ----------     ---------
          Total gain on sale of loans                     --         4,632           --           --             --           4,632

   Other revenues                                          1           407           --            2            (56)            354
                                                   ----------    ------------     --------   ----------     ----------     ---------
      Total revenues                                     838         7,113           --        1,092             169          9,212

EXPENSES:

   Interest                                            1,272         3,907           --           --           (990)          4,189
   Recapture of credit losses                             --          (430)          --           --             --            (430)
   Fair market write-down of residual receivable          --           307           --          521             --             828

   Salaries, wages and employee benefits                  --         5,232           --           --             --           5,232

   Business development costs                             --         1,237           --           --             --           1,237
   Other general and administrative expenses             122         4,059           --            1            (56)          4,126
                                                  -----------   -------------    --------    ----------       ----------    --------
      Total expenses                                   1,394        14,312           --          522         (1,046)         15,182
                                                  -----------   -------------    --------    ----------       ----------    --------


   Income (loss) before income taxes, minority
       interest, and equity in undistributed
       earnings (loss) of subsidiaries                  (556)       (7,199)           --         570          1,215          (5,970)
   Earnings (loss) of subsidiaries                    (5,591)         (576)           --       1,178          4,989              --
                                                   ----------    ----------    --------     --------       ----------      ---------
   Income (loss) before income taxes, minority
       interest and extraordinary item                (6,147)       (7,775)           --       1,748          6,204          (5,970)
   Provision (benefit) for income taxes                   --           170            --           --            --             170
                                                    ---------    ----------    ---------   ----------    -----------       ---------
   Income (loss) before minority interest and
       extraordinary item                             (6,147)       (7,945)           --       1,748          6,204          (6,140)
   Minority interest in loss of subsidiaries              --            (4)           --          (3)           --               (7)
   Extraordinary item - gain on extinquishment
     of debt                                            4,281            --           --           --           --            4,281
                                                   ----------    ------------     --------   ----------     ----------      --------

   NET INCOME (LOSS)                              $   (1,866)   $   (7,949)    $      --   $   1,745       $   6,204     $   (1,866)
                                                   ==========    ============    =========   ==========     ==========      ========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                              Combined
                                                                Combined         Non
                                                              Wholly-Owned   Wholly-Owned  Combined
                                                  Parent       Guarantor      Guarantor    Non-Guarantor
                                                  Company     Subsidiaries   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                  ---------   -------------  ------------  ------------   ------------  -----------
                                                                               C>
REVENUES:

   Interest income                                $    3,830    $     19,069   $      10   $     577     $   (4,296)    $    19,190
   Servicing income                                       --           8,104          --         769         (1,272)          7,601
   Gain on sale of loans:
      Gross gain on sale of loans                         --          11,936       1,355          --             --          13,291
      Loan fees, net                                      --           5,291       1,474          65             --           6,830
                                                  ----------    ------------   ---------   ---------     ----------     -----------
          Total gain on sale of loans                     --          17,227       2,829          65             --          20,121

   Other revenues                                      2,783           2,060         193         489         (3,107)          2,418
                                                  ----------    ------------   ---------   ---------     ----------     -----------
      Total revenues                                   6,613          46,460       3,032       1,900         (8,675)         49,330

EXPENSES:

   Interest                                            7,356          15,312         112         212         (4,607)         18,385
   Provision for credit losses                            26           6,914          --          --             --           6,940
   Fair market write-down of residual receivable          --           8,910          --          --             --           8,910
   Salaries, wages and employee benefits               1,902          29,716       2,758          --             --          34,376
   Business development costs                              2           6,275         258          --             --           6,535
   Other general and administrative expenses           1,927          13,424       1,856         124         (2,798)         14,533
                                                    ---------   ------------   ---------     -------       --------       ---------
      Total expenses                                  11,213          80,551       4,984         336         (7,405)         89,679
                                                    ---------   ------------   ---------     -------       --------       ---------

   Income (loss) before income taxes, minority
       interest, and equity in undistributed earnings
      (loss) of subsidiaries                          (4,600)        (34,091)     (1,952)      1,564         (1,270)        (40,349)
   Earnings (loss) of subsidiaries                   (36,131)           (507)         --          --         36,638              --
                                                  ----------     ------------  ---------    --------     ----------       ----------
   Income (loss) before income taxes and
     minority interest                               (40,731)        (34,598)     (1,952)      1,564         35,368         (40,349)
   Provision (benefit) for income taxes                2,860             435         (51)         --             --           3,244
                                                    ---------      ----------  ----------   --------       --------       ---------
   Income (loss) before minority interest            (43,591)        (35,033)     (1,901)      1,564         35,368         (43,593)
   Minority interest in loss of subsidiaries              --              --          --           2             --               2
                                                    ---------   ------------   ---------    --------     ----------     -----------

   NET INCOME (LOSS)                              $  (43,591)   $    (35,033)  $  (1,901)  $   1,566     $   35,368     $   (43,591)
                                                   ==========   ============   =========   =========     ==========     ===========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)

                                                                              Combined
                                                                Combined         Non
                                                              Wholly-Owned   Wholly-Owned   Combined
                                                  Parent       Guarantor      Guarantor     Non-Guarantor
                                                  Company     Subsidiaries    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                 -----------  -------------   ------------  ------------  -----------   ------------
REVENUES:

   Interest income                                $    1,769   $   10,130     $      --    $    312     $   (1,695)    $    10,516
   Servicing income                                       --        2,064            --         315             --           3,379
   Gain on sale of loans:
      Gross gain on sale of loans                         --        6,210           563          --             --           6,773
      Loan fees, net                                      --        2,317           880          31             --           3,228
                                                  ----------    ---------     ---------    --------      ----------     -----------
          Total gain on sale of loans                     --        8,527         1,443          31             --          10,001

   Other revenues                                      1,451          895            66          87         (1,619)            880
                                                  ----------    ----------     ---------    --------      ----------     -----------
      Total revenues                                   3,220       22,616         1,509         745         (3,314)         24,776

EXPENSES:

   Interest                                            3,697        8,002            32          73         (1,852)          9,952
   Provision for credit losses                            26        2,085            --          --             --           2,111
   Fair market write-down of residual receivable          --        7,330            --          --             --           7,330
   Salaries, wages and employee benefits                 669       13,960         1,475          --             --          16,104
   Business development costs                             --        2,896           159          --             --           3,055
   Other general and administrative expenses             171        6,895           977          52         (1,463)          6,632
                                                    ---------   ---------     ---------    --------    -----------       ---------
      Total expenses                                   4,563       41,168         2,643         125         (3,315)         45,184
                                                    ---------   ----------     ---------    --------    -----------       ---------

   Income (loss)  before income taxes,  minority
       interest, and equity in undistributed
       earnings (loss) of subsidiaries                (1,343)     (18,552)       (1,134)        620              1         (20,408)
   Earnings (loss) of subsidiaries                   (19,676)         313            --          --         19,363              --
                                                   ----------    ----------    ---------    --------     ----------       ---------
   Income (loss) before income taxes and
     minority interest                               (21,019)     (18,239)       (1,134)        620         19,364         (20,408)
   Provision (benefit) for income taxes                1,957          849           (89)       (151)            --           2,566
                                                    ---------     ---------    ---------    --------     ----------       ---------
   Income (loss) before minority interest            (22,976)     (19,088)       (1,045)        771         19,364         (22,974)
   Minority interest in loss of subsidiaries              --           --            --          (2)            --              (2)
                                                   ----------    ---------    ---------    --------     ----------      ----------
   NET INCOME (LOSS)                              $  (22,976)   $ (19,088)    $  (1,045)   $    769     $   19,364     $   (22,976)
                                                   ==========    =========    =========    ========     ==========      ==========

                                       17

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                                 (In thousands)



                                                                     Combined
                                                                    Wholly-Owned    Combined
                                                     Parent          Guarantor      Non-Guarantor
                                                      Company       Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $    7,131      $  (15,914)   $    2,361    $    13,553      $     7,131
   Adjustments  to reconcile  net income  (loss) to
      net cash provided by (used in)
      operating activities:
      Equity  in undistributed earnings of
        subsidiaries                                     13,553          1,178          (1,178)       (13,553)             --
      Depreciation and amortization                           1          1,385              --             --           1,386
      Provision for credit losses                            --           (349)             --             --            (349)
      Gain on retirement of senior unsecured debt       (21,227)            --              --             --         (21,227)
      Loss on sale of real estate acquired  through
        foreclosure                                          --          1,319              --             --           1,319
      Fair value write-down of residual receivable           --            775              --             --             775
      Loans originated with intent to sell                   --       (117,364)             --             --        (117,364)
      Proceeds from sold loans                               --        102,573              --             --         102,573
      Proceeds from securitization of loans                  --         59,630              --             --          59,630
      Other                                                  --           (646)             --             --            (646)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                       (577)        25,614         (32,309)            --          (7,272)
                                                      ----------     ----------     -----------    -----------     -----------
   Net cash  provided  by  (used  in)   operating
      activities                                         (1,119)        58,201         (31,126)            --          25,956
                                                      ----------     ----------     -----------    -----------    -----------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --         (1,608)             --             --          (1,608)
   Principal collections on loans not sold                   --         12,486              --             --          12,486
   Proceeds  from sale of real estate and  personal
      property acquired through foreclosure                  --          4,009              --             --           4,009
   Proceeds from sale of property and equipment              --            141              --             --             141
   Purchase of property and equipment                        --           (432)             --             --            (432)
   Other                                                     --         (2,145)             --             --          (2,145)
                                                      ----------    ----------     -----------    -----------     -----------
   Net cash provided by in investing activities              --         12,451              --             --          12,451
                                                      ----------    ----------     -----------    -----------     -----------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --        111,853              --             --         111,853
   Payments on warehouse lines of credit                     --       (128,590)             --             --        (128,590)
   Retirement of senior unsecured debt                  (28,059)            --              --             --         (28,059)
   Net increase in notes payable to investors                --          2,800              --             --           2,800
   Net increase in subordinated debentures                   --          2,730              --             --           2,730
   Advances (to) from subsidiary                         29,200        (60,084)         30,884             --              --
   Proceeds  from  issuance  of  additional  common
     stock                                                  149             --              --             --             149
   Other                                                     --          2,260          (2,260)            --              --
                                                      ----------    ----------      -----------   -----------      -----------
   Net cash provided by (used in) financing
     activities                                           1,290        (69,031)         28,624             --         (39,117)
                                                      ----------    ----------      -----------   -----------      -----------

   Net increase (decrease) in cash and cash
     equivalents                                            171          1,621          (2,502)            --            (710)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      196         34,215           2,502             --          36,913
                                                              -              -               -             --               -
                                                       =========      =========        ========      =========      ==========
   END OF PERIOD                                     $      367       $ 35,836        $     --       $     --       $   36,203
                                                       =========      =========        ========      =========      ==========

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                          Combined
                                                           Combined          Non
                                                         Wholly-Owned    Wholly-Owned      Combined
                                             Parent        Guarantor       Guarantor     Non-Guarantor
                                            Company      Subsidiaries    Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                           -----------   -------------   ------------    -------------  ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                       $  (43,591)   $    (35,033)   $    (1,901)    $    1,566    $    35,368        (43,591)
   Adjustments  to reconcile  net income
      (loss) to net cash
      provided by (used in) operating
        activities:
      Equity in undistributed earnings of
        subsidiaries                           35,368              --             --             --        (35,368)            --
      Depreciation and amortization               251           1,417            141             --             --          1,809
      Provision for deferred income taxes          --             326           (326)            --             --             --
      Provision for credit losses                  26           6,914             --             --             --          6,940
      Fair value write-down of residual
        receivable                                 --           8,910             --             --             --          8,910
      Mark-to-market adjustment on loans
        held for sale                              --           5,000             --             --             --          5,000
      Loans originated with intent to sell         --        (451,586)       (32,521)            --             --       (484,107)
      Proceeds from sold loans                     --         298,900         41,847             --             --        340,747
      Proceeds from securitization of loans        --          92,316             --             --             --         92,316
      Other                                        --           1,855             --             68             --          1,923
      Changes in operating assets and
        liabilities increasing (decreasing)
        cash                                    2,567          (8,126)           220         (4,220)            --         (9,559)
                                             ---------      ----------      ---------       --------      ---------      ---------
   Net cash provided by (used in) operating
     activities                                (5,379)        (79,107)         7,460         (2,586)            --        (79,612)

INVESTING ACTIVITIES:

   Loans originated for investment purposes        --         (80,024)            --           (750)            --        (80,774)
   Principal collections on loans not sold         --         101,986             --             --             --        101,986
   Investment in subsidiary                   (18,272)         (3,657)            --         21,929             --             --
   Proceeds from sale of real estate and
     personal property acquired through
     foreclosure                                   --           2,143             --             --             --          2,143
   Proceeds from sale of property and
     equipment                                     --              --             --             --             --             --
   Purchase of property and equipment            (313)         (4,719)          (166)            --             --         (5,198)
   Other                                           --              17             --             --             --             17
                                             ---------      ----------      ---------       --------      ---------      ---------
   Net cash provided by (used in) investing
     activities                               (18,585)         15,746           (166)        21,179             --         18,174

FINANCING ACTIVITIES:

   Advances on notes payable to banks              --         260,453             --          2,822             --        263,275
   Payments on notes payable to banks              --        (169,671)            --             --             --       (169,671)
   Net increase in notes payable to
     investors                                     --           3,951             --             --             --          3,951
   Net increase in subordinated debentures         --            (175)            --             --             --           (175)
   Advances (to) from subsidiary               23,538           5,541         (7,557)       (21,522)            --             --
   Proceeds from issuance of additional
     common stock                                 132              --             --             --             --            132
   Other                                           --              (7)            --             --             --             (7)
                                             ---------      ----------      ---------       --------      ---------      ---------
   Net cash provided by (used in) financing
     activities                                23,670         100,092         (7,557)       (18,700)            --         97,505
                                             ---------      ----------      ---------       --------      ---------      ---------

   Net increase (decrease) in cash and cash
     equivalents                                 (294)         36,731           (263)          (107)            --          36,067

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                            713           6,411            263            174             --          7,561
                                           -----------   -------------   ------------    -----------   ------------    -----------
   END OF PERIOD                           $      419    $     43,142    $        --     $       67    $        --         43,628
                                           ===========   =============   ============    ===========   ============    ===========

NOTE 9--INCOME TAXES

         A reconciliation of the provision for Federal and State income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:

                                                                       Six Months Ended                Three Months Ended
                                                                           June 30,                         June 30,
                                                                -------------------------------    ---------------------------
                                                                    1999              1998            1999           1998
                                                                --------------     ------------    -----------    ------------
                                                                                       (in thousands)
Statutory federal rate of 34% applied to pre-tax income from continuing operations before minority interest and
  extraordinary item                                              $    (4,580)    $   (13,719)     $  (2,030)     $   (6,939)
Extraordinary gain on extinquishment of debt                            7,217              --          1,455              --
State income taxes, net of federal income tax benefit                      43             225             20             178
Change in the beginning of period balance of the valuation
  allowance for deferred tax assets allocated to income tax
  expense                                                              (2,333)         16,411             15           9,265
Nondeductible expenses                                                     12              55              9              22
Amortization of excess cost over net assets of acquired
  businesses                                                                9              32              4              15
Other, net                                                                252             240            697              25
                                                                 -------------    ------------    -----------     -----------
                                                                  $       620     $     3,244      $     170      $    2,566
                                                                 =============    ============    ===========     ===========

         Provision for income taxes from continuing operations is comprised of the following:

                                                                       Six Months Ended                Three Months Ended
                                                                           June 30,                         June 30,
                                                                -------------------------------    ---------------------------
                                                                    1999              1998            1999           1998
                                                                --------------     ------------    -----------    ------------
                                                                                       (in thousands)
Current
  Federal                                                         $       555     $     2,903      $     140      $    2,296
  State and local                                                          65             341             30             270
                                                                 -------------    ------------    -----------     -----------
                                                                  $       620     $     3,244      $     170      $    2,566
                                                                 =============    ============    ===========     ===========


         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                   June 30,        December 31,
                                                                                     1999              1998
                                                                                 --------------    --------------
                                                                                            (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                             $      (566)     $      (1,011)
   Difference between book and tax basis of the residual receivables associated
     with the Company's investment in its affiliated real estate investment trust      (1,128)            (1,513)
   Deferred loan costs                                                                   (235)              (333)
   Other                                                                                  (11)               (11)
                                                                                  ------------    ---------------
       Total gross deferred tax liabilities                                       $    (1,940)     $      (2,868)
                                                                                  ============    ===============


                                                                                   June 30,        December 31,
                                                                                     1999              1998
                                                                                 --------------    --------------
                                                                                            (In thousands)
Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles                     189                178
   Differences between book and tax basis of REMIC residual receivables                 5,496              5,318
   Allowance for credit losses                                                          2,750              3,582
   AMT credit carryforward                                                                 58                 58
   Operating loss carryforward                                                         15,742             17,871
   Deferred loan fees                                                                     433                780
   Reserves on real estate owned aquired through foreclosure                              114                114
   Restructuring reserves for leases                                                      455                640
   Unrealized gain on loans to be sold                                                     --                 --
   Other                                                                                  193                150
                                                                                  ------------    ---------------
     Total gross deferred tax assets                                                   25,430             28,691
     Less valuation allowance                                                         (19,339)           (21,672)
     Less gross deferred tax liabilities                                               (1,940)            (2,868)
                                                                                  ============    ===============
   Net deferred tax asset                                                         $     4,151      $       4,151
                                                                                  ============    ===============

         The valuation allowance for deferred tax assets at December 31, 1998 was $21.7 million. The increase (decrease) in the valuation allowance for the six months ended June 30, 1999 and the year ended December 31, 1998 was $(2.4) million and $21.7 million, respectively. The valuation allowance at June 30, 1999 relates primarily to net operating loss ("NOL") carryforwards. The ability to fully utilize all of the NOL's is reduced by the Company's anticipated current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $1.6 million in the six months ended June 30, 1999 and $6.0 million in 1998 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may take additional reserves against this asset if deemed necessary in the future.

         As of June 30, 1999, the Company has available Federal NOL's expiring as follows (in thousands):



                                  2000                    $         1,763
                                  2001                              1,911
                                  2002 and after                   42,627
                                                          ----------------
                                                          $        46,301
                                                          ================

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

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, the ability of the Company's suppliers, vendors, customers, and other third parties on which the Company relies to be Year 2000 ready, and other detrimental developments.

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

         During 1998, the Company decided to focus primarily on the Company's larger direct mail retail mortgage operation and its mortgage brokerage business. This decision resulted in the sale of the auto loan portfolio in March of 1998, and the small-business unit in the fourth quarter of 1998. The $43.6 million loss in the first six months of 1998 includes both the $110,000 loss from the auto operations and the $1.7 million loss from the small-business loan unit. The first six months of 1998 also includes the $1.9 million loss related to the small retail origination subsidiary, SLC, that was sold in August of 1998. The Company has significantly reduced the general and administrative expenses associated with originating retail mortgage loans as a result of consolidating the three retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona and Houston, Texas into one retail operating center located at the Company's headquarters in Greenville, South Carolina in 1998. A major focus in 1998 and 1999 is to better match the Company's cost structure to the Company's loan origination volumes. The Company's production declined 78% while general and administrative expenses decreased 61% when comparing the first six months of 1999 with the same period for 1998. The Company believes that even with reductions in the number of employees and locations, it has excess capacity to originate loans. The Company's focus for the remainder of 1999 is to increase loan production to levels that will provide for profitable operations while only incurring small increases in total origination costs.

         During the last three quarters of 1998 and first six months of 1999, the Company's primary focus was to increase liquidity and to reduce outstanding borrowings. This resulted in the decision to significantly reduce the size of the Company's loan portfolio and to sell the loans for cash with servicing released. Although this decision resulted in increasing the Company's liquidity to levels that allowed the Company both to reduce its revolving warehouse line of credit to zero as well as to repurchase senior unsecured debt, it also caused the Company to receive lower premiums on the whole loan sales than it believes would have been realized had the Company been in the position to securitize the loans. The decision also resulted in a reduction in the serviced loan portfolio. The Company completed a securitization of seasoned first and second mortgage loans in May 1999 which generated additional liquidity of $33.0 million. This additional liquidity was generated as the result of a portion of these loans being ineligible under the Company's warehouse line of credit. Due to the nature of these seasoned higher LTV loans that were securitized in May 1999 and the resulting high overcollateralization requirements, the Company only recognized a gain of 2.9% on its securitization transaction in the second quarter of 1999. The Company may securitize loans in future quarters depending upon liquidity needs and market conditions. However, it currently plans to sell its loans, servicing released, on the secondary market until its monthly volume grows to sufficient levels to be able to complete a securitization transaction efficiently.

MARKET CONDITIONS

         The Company believes as a result of higher than anticipated prepayments on securitized loan pools and concerns in the market about the creditworthiness of several issuers of securitized assets as well as global economic concerns, corporate interest rate spreads within the industry widened significantly in the third and fourth quarters of 1998. These conditions negatively impacted the securitization and whole loan sale markets. As spreads have widened, securitization as a means of financing has become less attractive. As a result, more issuers turned to the whole loan sale market during this period of time. As this additional whole loan product flowed into the market, whole loan sale premiums eroded, which, in turn, adversely impacted issuers' profitability and created a liquidity crisis for the industry.

         During the first and second quarters of 1999, the difference in the investor rates required on loan products sold compared to treasury rates on comparable maturities has declined from the wide spreads that were experienced in the last half of 1998. A leading industry publication estimates that the number of potential customers that the Company is targeting for its various loan products is continuing to increase. As a result of the market turmoil that was experienced in 1998, the number of companies that are able to provide the same or similar products has been reduced. The Company believes that its effort to closely monitor its liquidity position has allowed the Company to weather the market turmoil in late 1998. The premiums investors are willing to pay to purchase the Company's loans are beginning to increase slightly. Premiums on whole loan sales averaged 1.2% in January 1999 compared to an average of 3.7% in June 1999.

The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                 AT AND FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                   AT AND FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------    -------------------------------------------------
                                                  1999              1998              1998              1997              1996
                                              --------------    --------------    -------------    ---------------    -------------
                                                     (DOLLARS IN THOUSANDS)                     (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated                  $  110,994        $  437,306       $  659,444        $ 1,176,800        $  350,276
   Mortgage loans sold                           102,573           293,515          623,675            435,333           284,794
   Mortgage loans securitized                     59,630            92,173           92,173            487,563                --
   Total mortgage loans owned (period end)        54,777           238,846          117,685            231,145           146,231
   Total serviced mortgage loans (period end)    474,087           752,866          550,304            768,556           146,231
   Total serviced  unguaranteed mortgage loans
     (period end) (1)                            474,087           752,866          550,304            700,248           146,231
   Average mortgage loans owned (2)               88,724           281,646          245,915            215,790            97,281
   Average serviced mortgage loans (2)           513,513           808,610          744,221            443,318            97,281
   Average serviced unguaranteed mortgage
     loans (1)                                   513,513           806,876          743,362            411,549            97,281
   Average interest earned (2)                      9.13  %          10.01  %         10.34  %           10.92  %          11.97  %

SMALL-BUSINESS LOANS:
   Small-business loans originated            $       --        $   65,863       $  122,902        $    81,018        $   68,210
   Small-business loans sold                          --            26,192          141,041             41,232            33,060
   Small-business loans securitized                   --             1,827            1,827             24,286            12,851
   Total small-business loans owned
     (period end)                                 10,526            74,790            7,054             45,186            29,385
   Total serviced small-business loans
     (period end)                                 10,526           239,505            7,054            198,876           140,809
   Total serviced unguaranteed small-business
     loans (period end) (3)                       10,526            99,825            7,054             78,822            44,017
   Average small-business loans owned (2)          8,975            55,439           59,598             38,427            26,700
   Average serviced small-business loans (2)       8,975           217,141          202,446            165,053           125,723
   Average serviced unguaranteed small-
     business loans (2)(3)                         8,975            89,324           82,270             61,420            34,442
   Average interest earned (2)                      8.70  %          14.36  %         14.28  %           15.89  %          12.61  %

AUTO LOANS:
   Auto loans originated                      $       --        $    2,983       $    2,982        $    15,703        $   18,287
   Auto loans sold                                    --            20,578           20,898                 --                --
   Auto loans securitized                             --                --               --                 --            16,107
   Total auto loans owned (period end)                --               578               --             21,284            13,916
   Total serviced auto loans (period end)             --               578               --             21,284            22,033
   Total serviced unguaranteed auto loans
     (period end)                                     --               578               --             21,284            22,033
   Average auto loans owned (2)                       --            10,801            5,340             17,104            11,917
   Average serviced auto loans (2)                    --            10,801            5,340             22,267            21,277
   Average serviced unguaranteed auto
     loans (2)                                        --            10,801            5,340             22,267            21,277
   Average interest earned (2)                        --  %          20.60  %         21.28  %           24.05  %          23.57  %

TOTAL LOANS:
   Total loans originated                     $  110,994        $  506,152       $  785,328        $ 1,273,521        $  436,773
   Total loans sold                              102,573           340,285          785,614            476,565           317,854
   Total loans securitized                        59,630            94,000           94,000            511,849            28,958
   Total loans receivable (period end)            65,303           314,214          124,739            297,615           189,532
   Total serviced loans (period end)             484,613           992,949          557,358            988,716           309,073
   Total serviced  unguaranteed  loans
     (period end) (1)(3)                         484,613           853,269          557,358            800,354           212,281
   Total average loans owned                      97,699           347,886          310,853            271,321           135,898
   Total average serviced loans                  522,488         1,036,552          952,007            630,638           244,281
   Total average serviced unguaranteed
     loans                                       522,488           907,001          830,972            495,236           153,000
   Average interest earned                          9.09  %          11.03  %         11.28  %           12.53  %          13.18  %
------------------------------
(1) Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed  based on the daily balances  outstanding  except in 1997 and 1996, in which monthly balances outstanding were used to compute averages for Mortgage Loans.
(3) Excludes guaranteed portion of SBA Loans.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                             FOR THE SIX MONTHS             FOR THE THREE MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                         ----------------------------    ---------------------------
                                                             1999            1998           1999            1998
                                                         -------------    -----------    -----------     -----------
Interest income                                              28.4  %         38.9  %        17.6  %        42.4  %
Servicing income                                             28.7            15.4           28.3           13.6
Gross gain on sale of loans                                  25.1            26.9           34.9           27.3
Loan fees, net                                               13.5            13.9           15.4           13.1
Other revenues                                                4.3             4.9            3.8            3.6
                                                         =============    ===========    ===========     ==========
         Total revenues                                     100.0  %        100.0  %       100.0  %       100.0  %
                                                         =============    ===========    ===========     ==========

Interest expense                                             51.4  %         37.3  %        45.5  %        40.2  %
Provision for (recapture of) credit losses                   (2.0)           14.1           (4.7)           8.5
Fair value write-down of residual receivables                 4.4            18.1            9.0           29.6
Salaries, wages and employee benefits                        62.4            69.7           56.8           65.0
Business development costs                                   13.9            13.2           13.4           12.3
Other general and administrative expenses                    47.0            29.5           44.8           26.8
                                                         -------------    -----------    -----------     -----------
Total expenses                                               177.1           181.9          164.8          182.4

Loss before income taxes, minority interest and
  extraordinary item                                        (77.1)          (81.9)         (64.8)         (82.4)
Provision for income taxes                                    3.5             6.5            1.8           10.3
Minority interest in income of subsidiaries                    --              --           (0.1)            --
Extraordinary item-gain on extinguishment of debt, net      121.4              --           46.4             --
                                                         =============    ===========    ===========     ===========
         Net income (loss)                                   40.8  %        (88.4) %       (20.3) %       (92.7) %
                                                         =============    ===========    ===========     ===========


SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The Company recognized net income of $7.1 million for the six months ended June 30, 1999 as compared to a net loss of $43.6 million for the six months ended June 30, 1998. Included in the $7.1 million net income for the first six months of 1999 is an extraordinary gain of $21.2 million on the extinguishment of debt. As previously discussed, the operations that were sold in 1998 are not included in the first six months of 1999 operating results. The sale of these operations significantly affects the comparison of the first six months of 1999 to the same period in 1998.

         Total revenues decreased $31.9 million, or 64.7%, to $17.5 million for the six months ended June 30, 1999 from $49.3 million for the six months ended June 30, 1998. The reductions in revenues resulted primarily from $14.2 million less interest income, a decrease of $13.4 million in total net gain on sale of loans and $2.6 million decline in servicing income.

         Interest income decreased $14.2 million, or 74.0%, to $5.0 million for the six months ended June 30, 1999 from $19.2 million for the six months ended June 30, 1998. The decrease in interest income resulted primarily from a $250.2 million, or 71.9%, decrease in average loans receivable outstanding to $97.7 million for the six months ended June 30, 1999 compared to $347.9 million for the same period in 1998. In addition, the Company experienced a 194 basis point decline in average yield. The average yield in the first six months of 1999 was 9.09% compared to 11.0% in the same period of 1998. The decrease in average loans receivable outstanding relates in part to the $46.4 million reduction in average small-business loans outstanding and the $10.8 million reduction in average auto loans outstanding. These reductions resulted from the sale of substantially all of the loans in these two portfolios in 1998 as previously discussed. The remaining $193.0 million reduction relates to management's decision to reduce the balance in the mortgage loan portfolio through whole loan sales (as well as the securitization completed in the second quarter 1999) and to use the proceeds to reduce outstanding borrowings. The reduction in the average yield earned in the six months ended June 30, 1999 compared to the first six months in 1998 resulted primarily from a change in the mix of the Company's total portfolio. In the first six months of 1999, substantially all of the Company's loan portfolio was mortgage loans that yielded an average of 9.1%. In the first six months of 1998, the company had a portfolio of small-business loans that had an average yield of 14.4%, an auto loan portfolio that had an average yield of 20.6%, and a mortgage loan portfolio that had an average yield of 10.0%.

         Servicing income declined $2.6 million, or 34.2%, to $5.0 million for the six months ended June 30, 1999 from $7.6 million for the same period in 1998. The reduction was primarily due to a $514.1 million, or 49.6%, decrease in average serviced loan portfolio. The Company serviced an average of $522.5 million in loans in the first six months of 1999 compared to an average of $1.0 billion in the first six months of 1998. The $514.1 million reduction in average loans serviced resulted, in part, from the sale of the small-business loan portfolio that averaged $217.1 million in the first six months of 1998. Also contributing to the reduced average loans serviced in 1999 was the sale of the auto loans that averaged $10.8 million in the first six months of 1998, and a $295.1 million reduction in the average mortgage loans serviced portfolio. The reduction in the average mortgage loans serviced in the first six months of 1999 compared to the same period in 1998 resulted from the Company's decision, beginning in the second quarter of 1998, to sell, on a servicing released basis, a substantial portion of its production and portfolio, versus securitizing those loans and retaining servicing. However, the Company completed a securitization of approximately $59.6 million of mortgage loans in the second quarter of 1999 with servicing retained.

         Gross gains on sale of loans declined $8.9 million, or 66.9%, to $4.4 million for the six months ended June 30, 1999, from $13.3 million for the six months ended June 30, 1998. Cash gain on sale of loans decreased $7.4 million, or 73.3%, to $2.7 million for the six months ended June 30, 1999 from $10.1 million for the six months ended June 30, 1998, while non-cash gain decreased $1.5 million. The decrease in cash gains resulted from both a reduction in the amount of loans sold and a reduction in the net premiums received in the first six months of 1999 compared to the same period in 1998. In the first six months of 1999, the Company had mortgage whole loan sales of $102.6 million and received a net premium of 2.6% compared to small-business and mortgage loan sales of $319.7 million in the first six months of 1998 in which it received a net premium of 3.2%. The lower sales were a result of lower loan production. The Company believes the reduction in premiums received is primarily from lower premiums being paid by investors in the first six months of 1999 compared to the first six months of 1998 because of changes in market conditions. However, premiums received on whole-loan sales have been increasing in 1999, growing from an average of 1.2% in January 1999 to 3.7% in June 1999. Loan production has also been increasing in 1999, growing from $16.8 million in January 1999 to $25.3 million in June 1999.

         In March 1998, the Company sold $20.6 million of auto loans at its book value and therefore did not record a gain. In the first six months of 1998, the Company securitized $94.0 million of mortgage and small-business loans and realized $8.2 million of non-cash gains (before considering a mark-to-market write-down on second mortgage loans), for a gain of 8.7%. The Company also recorded a non-cash mark-to-market write-down of $5.0 million in the first six months of 1998 that related to second mortgage loans. This was recorded as a reduction to the non-cash gains recognized in 1998. No such mark-to-market write-down was required in the first six months of 1999. The Company realized $1.7 million of non-cash gains in the six months ended June 30, 1999 resulting from the securitization of $59.6 million of loans in May 1999, for a gain of 2.9%. The non-cash gain recorded for the first six months of 1999 was lower than the same period in 1998 due to fewer loans securitized and higher subordination levels required on the 1999 securitization.

         Net loan fees decreased $4.4 million, or 64.7%, to $2.4 million for the six months ended June 30, 1999 from $6.8 million for the same period in 1998. The primary reason for lower net loan fees is the reduction in loans that were either sold or securitized in the first six months of 1999 compared to the same period of 1998 as discussed above. The Company charged an average of 4.6% loan origination fees on its retail loan production in the first six months of 1999 compared to 4.7% in the comparable period in 1998.

         Other revenue decreased $1.7 million, or 70.8%, to $750,000 for the six months ended June 30, 1999 compared to $2.4 million in the first six months of 1998. The decrease relates primarily to fewer late charges as a result of a smaller loan portfolio in the first six months of 1999 compared to the first six months of 1998. Also in the first six months of 1998, the small-business unit recorded as other income, a $500,000 increase in the value of securities owned relating to the commercial mezzanine lending operation.

         Total expenses decreased $58.8 million, or 65.6%, to $30.9 million for the six months ended June 30, 1999 from $89.7 million for the same period in 1998. Total expenses are comprised of interest expenses, provision for credit losses, fair value adjustments of residual receivable, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses are due largely to the Company's sale of its auto and small-business lending operations, the sale of its small retail origination subsidiary, SLC, and consolidation of its mortgage operations into a single location.

         Interest expense decreased $9.4 million, or 51.1%, to $9.0 million for the six months ended June 30, 1999 from $18.4 million for the six months ended June 30, 1998. The decrease in interest expense was due principally to the reduction in borrowings associated with the decrease in the Company's average loan portfolio, and from the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of $49.3 million of notes in the first six months of 1999. This decrease was partly offset by the cost of borrowings that were required to fund the

Company's operating losses in 1998 as well as a higher interest rate on the existing warehouse line of credit as compared to the previous warehouse lines of credit in place prior to June 30, 1998.

         Provision for (recapture of) credit losses decreased $7.3 million, or 105.8%, to a credit of $349,000 for the six months ended June 30, 1999 from $6.9 million for the same period in 1998. The decrease in the required provision was the result of lower loan delinquency and a significantly smaller loan portfolio.

         Fair value write-down of residual receivable decreased $8.1 million, or 91.0%, to $775,000 for the six months ended June 30, 1999 from $8.9 million for the same period in 1998. The write-down required for 1998 was due to faster than anticipated prepayments on the Company's securitization pools. No changes in valuation assumptions were required in the first six months of 1999.

         Total general and administrative expense decreased $33.9 million, or 61.2%, to $21.5 million for the six months ended June 30, 1999, from $55.4 million for the same period in 1998. This resulted primarily because salaries, wages and employee benefits decreased $23.5 million, or 68.3%, to $10.9 million for the six months ended June 30, 1999, from $34.4 million for the same period in 1998. The Company reduced the number of employees to 408 at June 30, 1999 from 1,070 at June 30, 1998. In addition, business development costs declined $4.1 million, or 63.1%, to $2.4 million for the six month period in 1999 compared to $6.5 million for the same period in 1998. Other general and administrative expenses also declined $6.3 million, or 43.4%, to $8.2 million in the six month period in 1999 compared to $14.5 million in the same period for 1998. The primary reasons for the significant reductions are the sale of various business units in 1998 and the cost reductions from the retail center consolidations that were previously discussed.

         The Company has recorded current tax expense of $620,000 and $3.2 million for the six months ended June 30, 1999 and 1998, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. The latest two securitizations were structured utilizing alternatives to a REMIC which does not generate excess inclusion income.

         In the first six months of 1999, the Company recorded a $21.2 million extraordinary gain on the extinguishment of debt related to the purchase of $49.3 million of its Senior Notes. The purchase price of the Senior Notes was $26.6 million, or a weighted average of 54.0% of face value. A proportionate share of the unamortized debt origination cost ($1.5 million) relating to the issuance of the Senior Notes was charged against this gain.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         The Company recognized a net loss of $1.9 million for the three months ended June 30, 1999 as compared to a net loss of $23.0 million for the three months ended June 30, 1998. Included in the $1.9 million net loss for the three months ended June 30, 1999 is an extraordinary gain of $4.3 million on the extinguishment of debt. As previously discussed, the operations that were sold in 1998 are not included in the 1999 operating results. The sale of these operations significantly affects the comparison of 1999 to the same period in 1998.

         Total revenues decreased $15.6 million, or 62.9%, to $9.2 million for the three months ended June 30, 1999 from $24.8 million for the three months ended June 30, 1998. The reductions in revenues resulted primarily from $8.9 million less interest income, a decrease of $5.4 million in total net gain on sale of loans and $800,000 decline in servicing income.

         Interest income decreased $8.9 million, or 84.8%, to $1.6 million for the three months ended June 30, 1999 from $10.5 million for the three months ended June 30, 1998. The decrease in interest income resulted primarily from a $290.3 million, or 79.1%, decrease in average loans receivable outstanding to $76.8 million for the three months ended June 30, 1999 compared to $367.1 million for the same period in 1998. In addition, the Company experienced a 410 basis point decline in average yield. The average yield in the three months ended June 30, 1999 was 7.3% compared to 11.4% in the same period of 1998. The reduction to yield was due primarily to the impact of non-accrual loans relative to total outstanding loans and the sale of higher yielding second mortgages and small business loans, thereby changing the mix of the Company's retained loans receivable. The decrease in average balance relates partially to the $54.6 million reduction in small-business loans that resulted from the sale of substantially all of the loans in that portfolio. The remaining $235.7 million reduction relates to management's decision to reduce the balance in the mortgage loan portfolio through whole loan sales and to use the proceeds to reduce outstanding borrowings.

         Servicing income declined $800,000, or 23.5%, to $2.6 million for the three months ended June 30, 1999 from $3.4 million for the same period in 1998. The reduction was primarily due to a $556.8 million, or 52.2%, decrease in average serviced loan portfolio. The Company serviced an average of $509.4 million in loans in the three months ended June 30, 1999 compared to an average of $1.1 billion in the three months ended June 30, 1998. The $556.8 million reduction in average loans serviced resulted from the sale of the small-business loan portfolio that averaged $226.4 million in the three months ended June 30, 1998 and a $338.0 million reduction in the mortgage loans serviced portfolio. The reduction in the mortgage loans serviced in the three months ended June 30, 1999 compared to the same period in 1998, resulted from the Company's decision in the second quarter of 1998 to sell, on a servicing released basis, a substantial portion of its production and portfolio versus securitizing those loans and retaining servicing. However, the Company completed a securitization of approximately $59.6 million of mortgage loans in the second quarter of 1999 with servicing retained.

         Gross gains on sale of loans declined $3.6 million, or 52.9%, to $3.2 million for the three months ended June 30, 1999, from $6.8 million for the three months ended June 30, 1998. Cash gain on sale of loans decreased $5.2 million, or 77.6%, to $1.5 million for the three months ended June 30, 1999 from $6.7 million for the three months ended June 30, 1998, while non-cash gain increased $1.6 million. The decrease in cash gains resulted from a reduction in the amount of loans sold, partially offset with higher net premiums received in the three months ended June 30, 1999 compared to the same period in 1998. In the three months ended June 30, 1999, the Company had whole loan mortgage sales of $45.4 million and received a net premium of 3.3%, compared to small-business and mortgage loan sales of $245.3 million in the three months ended June 30, 1998 in which it received a net premium of 2.7%. The lower sales were a result of lower loan production.

         The Company realized $1.7 million non-cash gains in the three months ended June 30, 1999 resulting from the securitization of $59.6 million in loans for a premium of 2.9%. In the three months ended June 30, 1998, the Company did not securitize any loans and recognized $113,000 of non-cash gain relating to the sale of the guaranteed portion of small business loans.

         Net loan fees decreased $1.8 million, or 56.3% to $1.4 million for the three months ended June 30, 1999 from $3.2 million for the same period in 1998. The primary reason for lower net loan fees is the reduction in loans that were either sold or securitized in the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

         Other revenue decreased $526,000, or 59.8%, to $354,000 for the three months ended June 30, 1999 compared to $880,000 in the three months ended June 30, 1998. The decrease relates partially to fewer late charges as a result of a smaller loan portfolio in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and partially to the sale of the small-business lending operation.

         Total expenses decreased $30.0 million, or 66.4%, to $15.2 million for the three months ended June 30, 1999 from $45.2 million for the same period in 1998. Total expenses are comprised of interest expenses, provision for credit losses, fair value adjustments of residual receivable, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses are due largely to the Company's sale of its auto and small-business lending operations, the sale of its small retail origination subsidiary, SLC, and consolidation of its mortgage operations into a single location.

         Interest expense decreased $5.8 million, or 58.0%, to $4.2 million for the three months ended June 30, 1999 from $10.0 million for the three months ended June 30, 1998. The decrease in interest expense was due principally to the reduction in borrowings associated with the decrease in the Company's average loan portfolio, and to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of $13.9 million of notes in the second quarter of 1999. This decrease was partially offset by the cost of borrowings that were required to fund the Company's operating losses in 1998 as well as a higher interest rate on the existing warehouse line of credit as compared to the previous warehouse lines of credit in place prior to June 30, 1998.

         Provision for (recapture of) credit losses decreased $2.5 million, or 119.0%, to a credit of $430,000 for the three months ended June 30, 1999 from $2.1 million for the same period in 1998. The decrease in the provision was the result of lower loan delinquency and a significantly smaller loan portfolio.

         Fair value write-down of residual receivable decreased $6.5 million, or 89.0%, to $828,000 for the three months ended June 30, 1999 from $7.3 million for the same period in 1998. The write-down required for 1998 was due to faster than anticipated prepayments on the Company's securitization pools. No changes in valuation assumptions were required in the comparable period for 1999.

         Total general and administrative expense decreased $15.2 million, or 58.9%, to $10.6 million for the three months ended June 30, 1999, from $25.8 million for the same period in 1998. This resulted primarily because salaries, wages and employee benefits decreased $10.9 million, or 67.7%, to $5.2 million for the three months ended June 30, 1999, from $16.1 million for the same period in 1998. The Company reduced the number of employees to 408 at June 30, 1999 from 1,070 at June 30, 1998. In addition, business development costs decreased $1.9 million, or 61.3%, to $1.2 million for the three month period ended June 30, 1999 compared to $3.1 million for the same period in 1998. Other general and administrative expenses also declined $2.5 million, or 37.9%, to $4.1 million in the three month period ended June 30, 1999 compared to $6.6 million in the same period for 1998. The primary reasons for the significant reductions are the sale of various business units in 1998 and the cost reductions from the retail center consolidations that were previously discussed.

         The Company has recorded current tax expense of $170,000 and $2.6 million for the three months ended June 30, 1999 and 1998, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense.

         In the three months ended June 30, 1999, the Company recorded a $4.3 million extraordinary gain on the extinguishment of debt related to the purchase of $13.9 million of its Senior Notes. The purchase price of the Senior Notes was $9.3 million, or a weighted average of 66.9% of face value. A proportionate share of the unamortized debt origination cost ($300,000) relating to the issuance of the Senior Notes was charged against this gain.

FINANCIAL CONDITION

         Net loans receivable decreased $57.0 million to $59.9 million at June 30, 1999 from $116.9 million at December 31, 1998. The reduction in net loans receivable resulted primarily from the decision to sell residential mortgage loans and to use the proceeds to reduce debt.

         The residual receivable was $49.1 million at June 30, 1999, and $43.9 million at December 31, 1998. This increase resulted primarily from the residual retained on the 1999-1 securitization transaction completed in May 1999, partially offset by the amortization of the other residual assets from prior securitizations.

         Net property and equipment decreased by $1.0 million to $18.7 million at June 30, 1999, from $19.7 million at December 31, 1998. This decrease resulted primarily from depreciation expenses. Real estate and personal property acquired in foreclosure decreased $1.0 million to $4.9 million at June 30, 1999, from $5.9 million at December 31, 1998. This decrease resulted primarily from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At June 30, 1999, the Company had no debt outstanding under revolving warehouse lines of credit to banks, which compares with $16.7 million at December 31, 1998, for a decrease of $16.7 million. At June 30, 1999, the Company had $141.4 million of CII notes payable to investors and subordinated debentures outstanding, which compares with $135.9 million at December 31, 1998, for an increase of $5.5 million.

         The aggregate principal amount of outstanding Senior Notes was $37.4 million at June 30, 1999 compared to $86.7 million on December 31, 1998. In the six months ended June 30, 1999, the Company purchased $49.3 million of its Senior Notes for a purchase price of $26.6 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at June 30, 1999 was $13.1 million, compared to $5.8 million at December 31, 1998, an increase of $7.3 million. This increase resulted primarily from net earnings of $7.1 million for the six months ended June 30, 1999. The $7.1 million net earnings resulted from the $21.2 million extraordinary item from the gain on extinguishment of debt, partially offset by $14.1 million loss from operations.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT LOSS EXPERIENCE

         The Company is exposed to the risk of loan delinquencies and defaults with respect to loans retained in its portfolio. With respect to loans to be sold on a non-recourse basis, the Company is at risk for loan delinquencies and defaults on such loans while they are held by the Company pending such sale and, in certain cases, where the terms of sale include a warranty against first payment defaults. To provide for credit losses, the Company charges against current earnings an amount necessary to maintain the allowance for credit losses at levels expected to cover inherent losses in loans receivable.

         The table below summarizes certain information with respect to the Company's allowance for credit losses on the owned portfolio for each of the periods indicated.

            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO


                                                   AT AND FOR      AT AND FOR
                                                     THE SIX        THE THREE
                                                     MONTHS          MONTHS
                                                   ENDED JUNE      ENDED JUNE       AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                       30,             30,         -------------------------------------------
                                                      1999            1999            1998           1997            1996
                                                   ------------    ------------    -----------    ------------    ------------
                                                                                 (IN THOUSANDS)
Allowance for credit losses at beginning of
  period                                           $     6,659     $     6,183     $    6,528      $    3,084     $     1,874
Net charge-offs                                         (1,468)           (911)        (8,791)         (5,166)         (2,494)
Provision (recapture) charged to expense                  (349)           (430)        11,905          10,030           5,416
Write-down of allowance due to sale of
  receivables                                               --              --         (2,983)             --              --
Securitization transfers                                    --              --             --          (1,420)         (1,712)
                                                   ------------    ------------    -----------     -----------    ------------

Allowance for credit losses at end of the period   $     4,842     $     4,842     $    6,659      $    6,528     $     3,084
                                                   ============    ============    ===========     ===========    ============

         The Company considers its allowance for credit losses at June 30, 1999 to be adequate in view of the Company's improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 7.41% at June 30, 1999 and 5.34% at December 31, 1998. The percentage of total serviced unguaranteed loans past due 30 days or more declined to 12.19% at June 30, 1999 compared to 13.44% at December 31, 1998. The Company incurred net charge-offs on retained loans of $1.5 million in the six months ended June 30, 1999 compared to $3.8 million in net charge-offs on retained loans in the six months ended June 30, 1998. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

         The table below summarizes certain information with respect to the Company's allowance for losses on the securitization residual assets for each of the periods indicated.

   SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS


                                                   AT AND FOR      AT AND FOR
                                                     THE SIX        THE THREE
                                                     MONTHS          MONTHS
                                                   ENDED JUNE      ENDED JUNE       AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                       30,             30,         -------------------------------------------
                                                      1999            1999            1998           1997            1996
                                                   ------------    ------------    -----------    ------------    ------------
                                                                                 (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning of period        $     7,165     $     6,762     $   14,255      $    1,202     $       773
Net charge-offs                                           (139)           (107)          (147)         (1,645)         (1,283)
Provision netted against gain on securitizations         1,267           1,267          2,242          13,278              --
Sale of small-business residual assets                      --              --         (2,957)             --              --
Mark-to-market adjustment                                 (329)           (125)        (6,228)             --              --
Loss on sale of securitized REO                           (651)           (484)            --              --              --
Allowance transferred from owned portfolio                  --              --             --           1,420           1,712
                                                   ------------    ------------    -----------     -----------    ------------
Allowance for losses at the end of the period      $     7,313     $     7,313     $    7,165      $   14,255     $     1,202
                                                   ============    ============    ===========     ===========    ============

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

      SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                       AT AND FOR
                                                         THE SIX        AT AND FOR
                                                         MONTHS         THE THREE
                                                          ENDED        MONTHS ENDED     AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                        JUNE 30,         JUNE 30,      ------------------------------------------
                                                          1999             1999           1998           1997            1996
                                                       ------------    -------------   ------------   ------------    -----------
                                                                                    (IN THOUSANDS)
Allowance for credit losses at beginning of period      $   13,824     $     12,945     $  20,783      $    4,286     $    2,647

Write-down of allowance due to sale of loans
  receivable                                                    --               --        (2,983)             --             --
Net charge-offs                                             (1,607)          (1,018)       (8,938)         (6,811)        (3,777)
Provision (recapture) charged to expense                      (349)            (430)       11,905          10,030          5,416
Provision netted against gain on securitizations             1,267            1,267         2,242          13,278             --
Sale of small-business residual asset                           --               --         (2,957)            --             --
Mark-to-market adjustment                                     (329)            (125)        (6,228)            --             --
Loss on sale of securitized REO                               (651)            (484)            --             --             --
                                                       ============    =============   ============    ===========    ===========
Allowance for credit losses at the end of the period    $   12,155     $     12,155     $   13,824     $   20,783     $    4,286
                                                       ============    =============   ============    ===========    ===========

Allowance as a % of total serviced unguaranteed
  portfolio                                                  2.51%            2.51%          2.48%          2.60%          2.02%
Annualized net charge-offs as a % of average serviced
  unguaranteed portfolio                                     0.62%            0.80%          1.08%          1.38%          2.47%

The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans receivable         $    4,842     $      4,842     $    6,659     $    6,528     $    3,084
Allowance for credit losses on residual receivable           7,313            7,313          7,165         14,255          1,202
                                                       ------------    -------------   ------------    -----------    -----------
Total allowance for credit losses                       $   12,155     $     12,155     $   13,824     $   20,783     $    4,286
                                                       ============    =============   ============    ===========    ===========


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

         The following sets forth delinquencies as a percentage of the total serviced unguaranteed portfolio for the periods indicated.

                                                JUNE 30,         DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                  1999               1998                1997               1996
                                             ----------------    --------------      --------------    ----------------
                                                                      (Dollars in thousands)

Loans past due 30-59 days                     $    20,160        $    28,174         $    29,174         $     8,412
As a % of total serviced unguaranteed
  portfolio                                          4.16 %             5.05 %              3.65 %              3.96 %

Loans past due 60-89 days                     $     7,216        $     8,647         $    10,009         $     2,789
As a % of total serviced unguaranteed
  portfolio                                          1.49 %             1.55 %              1.25 %              1.31 %

Loans past due 90+ days                       $    31,678        $    38,109         $    22,147         $     6,662
As a % of total serviced unguaranteed
  portfolio                                          6.54 %             6.84 %              2.76 %              3.14 %

Total loans past due                          $    59,054        $    74,930         $    61,330         $    17,863
As a % of total serviced unguaranteed
  portfolio                                         12.19 %            13.44 %              7.66 %              8.41 %


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

                                                   CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $    77,435,632 $   120,860,326 $  130,917,899  $  118,585,860  $   62,726,105  $    59,219,199
              2                 $    77,405,312 $   120,119,653 $  169,093,916  $  118,061,792  $   62,300,302  $    57,977,700
              3                 $    76,709,417 $   119,364,510 $  168,182,957  $  148,291,454  $   61,609,815
              4                 $    75,889,160 $   118,965,905 $  166,783,489  $  146,880,279  $   60,768,433
              5                 $    75,395,969 $   117,238,693 $  165,608,534  $  145,775,696  $   59,347,948
              6                 $    74,630,019 $   115,870,168 $  164,084,260  $  144,465,651  $   58,739,309
              7                 $    73,149,957 $   113,537,447 $  161,880,416  $  143,048,555  $   57,829,352
              8                 $    72,261,386 $   112,100,397 $  158,220,175  $  140,482,698  $   56,918,186
              9                 $    71,342,842 $   110,468,401 $  155,854,981  $  137,318,432  $   55,894,240
              10                $    70,195,198 $   107,887,242 $  153,193,421  $  134,991,772  $   54,887,268
              11                $    68,981,147 $   105,138,088 $  148,382,102  $  131,582,081  $   53,817,889
              12                $    67,149,553 $   102,142,062 $  144,556,568  $  129,029,429  $   52,813,707
              13                $    65,705,603 $    98,876,084 $  140,265,621  $  125,457,545  $   51,834,618
              14                $    63,210,889 $    95,394,444 $  136,583,138  $  121,706,895  $   50,355,268
              15                $    60,052,314 $    92,501,939 $  133,252,925  $  118,983,067  $   49,261,441
              16                $    58,133,496 $    89,402,897 $  129,792,748  $  116,012,173  $   48,013,883
              17                $    56,900,372 $    83,793,933 $  127,118,396  $  112,424,165
              18                $    55,154,969 $    81,637,626 $  124,262,781  $  109,695,150
              19                $    50,852,179 $    79,392,938 $  119,512,141  $  107,288,894
              20                $    49,702,926 $    77,843,648 $  116,408,786
              21                $    48,629,373 $    76,319,392 $  113,506,699
              22                $    45,780,152 $    74,512,970 $  108,064,086
              23                $    44,612,888 $    71,644,155
              24                $    43,845,616 $    69,074,182
              25                $    42,879,623 $    66,456,654
              26                $    40,453,030
              27                $    38,939,475
              28                $    38,094,550
  Actual Historical Life to
    Date Prepayment Speed             23.14%          21.91%          19.73%          17.62%          16.73%       14.55%

                                               DELINQUENCIES >30 DAYS PAST DUE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $           --  $      515,954  $      609,201  $      402,972  $       44,600  $     1,466,076
              2                 $    1,499,056  $    1,631,017  $    2,042,757  $    2,132,028  $    1,223,964  $     3,134,425
              3                 $    1,931,761  $    3,930,423  $    4,498,266  $    5,049,035  $    2,013,525
              4                 $    3,760,774  $    5,399,569  $    8,546,414  $    7,290,097  $    3,872,739
              5                 $    5,220,385  $    7,293,856  $   12,337,604  $   10,290,987  $    3,825,651
              6                 $    5,849,574  $    9,790,732  $   13,432,454  $   13,459,369  $    5,199,587
              7                 $    6,777,962  $   11,933,526  $   15,076,729  $   12,443,357  $    6,248,301
              8                 $    8,078,783  $   12,484,893  $   17,745,496  $   13,861,088  $    5,983,226
              9                 $    8,528,559  $   12,471,739  $   18,099,411  $   16,777,959  $    6,591,674
              10                $   10,008,415  $   11,304,455  $   16,680,011  $   19,050,239  $    6,317,098
              11                $   10,728,125  $   12,630,402  $   18,929,917  $   18,524,292  $    5,701,474
              12                $    9,257,295  $   14,540,910  $   21,295,026  $   18,470,254  $    5,950,145
              13                $    9,578,031  $   12,933,959  $   22,303,472  $   18,645,129  $    5,705,994
              14                $   10,757,672  $   12,674,148  $   21,746,520  $   17,059,730  $    5,287,678
              15                $    9,401,614  $   14,212,157  $   23,240,338  $   15,698,435  $    6,297,465
              16                $    8,127,303  $   14,386,886  $   22,031,312  $   16,318,099  $    6,255,440
              17                $    8,227,263  $   11,723,546  $   19,672,481  $   15,292,242
              18                $    8,708,963  $   11,171,133  $   18,472,732  $   15,132,124
              19                $    7,349,210  $   12,018,899  $   18,243,184  $   15,706,290
              20                $    7,217,783  $   11,810,332  $   18,119,731
              21                $    7,120,426  $   11,040,206  $   18,038,082
              22                $    6,661,879  $   10,286,947  $   16,452,727
              23                $    6,511,325  $   10,414,360
              24                $    6,250,278  $    8,906,082
              25                $    6,276,717  $    9,514,340
              26                $    5,442,995
              27                $    4,900,780
              28                $    6,106,097

         Included in the principal balances and delinquency amounts is $6.7 million of real estate acquired through foreclosure at June 30, 1999.

                          DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
---------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION       1997-1       1997-2         1997-3       1997-4       1998-1      1999-1      AVERAGE
------------------------------------------------------------------------------------------------------------------------------
              1                     0.00%         0.43%        0.47%        0.34%         0.07%      2.48%         0.63%
              2                     1.94%         1.36%        1.21%        1.81%         1.96%      5.41%         2.28%
              3                     2.52%         3.29%        2.67%        3.40%         3.27%                    3.03%
              4                     4.96%         4.54%        5.12%        4.96%         6.37%                    5.19%
              5                     6.92%         6.22%        7.45%        7.06%         6.45%                    6.82%
              6                     7.84%         8.45%        8.19%        9.32%         8.85%                    8.53%
              7                     9.27%        10.51%        9.31%        8.70%        10.80%                    9.72%
              8                    11.18%        11.14%       11.22%        9.87%        10.51%                   10.78%
              9                    11.95%        11.29%       11.61%       12.22%        11.79%                   11.77%
              10                   14.26%        10.48%       10.89%       14.11%        11.51%                   12.25%
              11                   15.55%        12.01%       12.76%       14.08%        10.59%                   13.00%
              12                   13.79%        14.24%       14.73%       14.31%        11.27%                   13.67%
              13                   14.58%        13.08%       15.90%       14.86%        11.01%                   13.89%
              14                   17.02%        13.29%       15.92%       14.02%        10.50%                   14.15%
              15                   15.66%        15.36%       17.44%       13.19%        12.78%                   14.89%
              16                   13.98%        16.09%       16.97%       14.07%        13.03%                   14.83%
              17                   14.46%        13.99%       15.48%       13.60%                                 14.38%
              18                   15.79%        13.68%       14.87%       13.79%                                 14.53%
              19                   14.45%        15.14%       15.26%       14.64%                                 14.87%
              20                   14.52%        15.17%       15.57%                                              15.09%
              21                   14.64%        14.47%       15.89%                                              15.00%
              22                   14.55%        13.81%       15.22%                                              14.53%
              23                   14.60%        14.54%                                                           14.57%
              24                   14.26%        12.89%                                                           13.58%
              25                   14.64%        14.32%                                                           14.48%
              26                   13.46%                                                                         13.46%
              27                   12.59%                                                                         12.59%
              28                   16.03%                                                                         16.03%

Delinquencies for the 1999-1 securitization are expected to run higher than the other securitizations due to the nature of the loans securitized in that transaction. This transaction includes higher-risk loans, including second-lien loans and loans with higher loan-to-value ratios compared to the company's previous securitizations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As the result of selling and securitizing more loans than were originated in the first six months of 1999, the Company experienced a positive cash flow from operating activities of $26.0 million for the six months ended June 30, 1999. As a result of selling fewer loans than originated in the first six months of 1998, and incurring operating expenses in excess of operating income, the Company experienced a negative cash flow from operating activities of $79.6 million in the six months ended June 30, 1998. For the year ended December 31, 1998, as a result of selling its loans for cash in the whole loan market and as a result of selling more loans than were originated in 1998, the Company experienced a positive cash flow of $84.3 million from operating activities in 1998. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated as volume increases. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. In the first six months of 1999, the Company also utilized $28.1 million of cash to retire a portion of its Senior Notes outstanding, and may from time to time utilize additional cash for this purpose. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales and securitizations, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

         The Company overcollateralizes loans to provide credit enhancement on the mortgage securitization transactions. The Company determined in the second quarter of 1998 to conduct whole loan sales for the remainder of 1998 so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the last three quarters of 1998, or in the first quarter of 1999. However, the Company completed a securitization of seasoned first and second mortgage loans in May 1999, which resulted in an additional liquidity of $33.0 million for the Company as the result of a portion of these loans being ineligible under the Company's warehouse line of credit. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in 1999, the Company began paying, on a limited basis, some yield spread premiums to increase its wholesale loan production.

         The table below summarizes cash flows provided by and used in operating activities by quarter in 1999 and for the six months ended June 30, 1999 and 1998, and for the years ended December 31, 1998 and 1997:

                                                                        TOTAL FOR      TOTAL FOR
                                                                         THE SIX        THE SIX
                                                                         MONTHS         MONTHS
                                                                         ENDED          ENDED         YEAR         YEAR
                                             2ND QTR      1ST QTR       JUNE 30,       JUNE 30,       ENDED        ENDED
                                               1999        1999           1999           1998         1998         1997
                                             ---------    --------     -----------    -----------    --------    ----------
                                                                           (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and excess
       cash flow from securitization trusts  $   3,975    $   4,334    $    8,309   $    4,871   $   16,548   $    3,687
     Interest received                           2,214        3,570         5,784       20,234       36,127       31,716
     Cash gain on sale of loans                  1,500        1,173         2,673        7,979        1,343       14,153
     Cash loan origination fees received         1,507        1,418         2,925        9,842       18,255       31,843
     Other cash income                             222          528           750        2,603        5,388        1,875
                                            -----------  -----------   -----------  -----------  -----------  -----------
          Total operating cash income            9,418       11,023        20,441       45,529       77,661       83,274

OPERATING CASH EXPENSES:
     Securitization costs                         (593)          --          (593)        (851)        (851)      (3,646)
     Securitization hedge losses                    --           --            --           --           --       (2,125)
     Cash operating expenses                    (9,421)     (10,545)      (19,966)     (53,635)     (99,551)     (81,594)
     Interest paid                              (3,215)      (7,459)      (10,674)     (18,769)     (37,519)     (20,980)
     Taxes paid                                   (893)        (155)       (1,048)      (1,467)      (2,515)      (1,581)
                                            -----------  -----------   -----------  -----------  -----------  -----------
          Total operating cash expenses        (14,122)     (18,159)      (32,281)     (74,722)    (140,436)    (109,926)

     CASH FLOW (DEFICIT) DUE TO OPERATING
       CASH INCOME AND EXPENSES                 (4,704)      (7,136)      (11,840)     (29,193)     (62,775)     (26,652)

CASH REVENUES TO CASH EXPENSES RATIO               67%          61%           63%          61%          55%          76%

OTHER CASH FLOWS:
     Cash provided by (used in) other
       payables and receivables                (11,866)       4,822        (7,044)         639      (12,541)      (5,355)
     Cash provided by (used in) loans held
       for sale                                 44,646          193        44,839      (51,058)     123,674     (114,282)
     Cash provided from sale of residual
       receivables                                  --           --            --           --       16,958           --
     Cash gain on sale of subsidiary assets         --           --            --           --       18,964           --
                                            -----------  -----------   -----------  -----------  -----------  -----------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                  $  28,076    $  (2,121)   $   25,955   $  (79,612)  $   84,280   $ (146,289)
                                            ===========  ===========   ===========  ===========  ===========  ===========

         Certain previously reported amounts have been reclassified to conform to current year presentation.

         Cash and cash equivalents were $36.2 million at June 30, 1999, and $36.9 million at December 31, 1998. Cash provided by operating activities was $26.0 million for the six months ended June 30, 1999, compared to cash used in operating activities of $79.6 million for the six months ended June 30, 1998. Cash provided by investing activities was $12.5 million for the six months ended June 30, 1999 compared to $18.2 million for the six months ended June 30, 1998. Cash used in financing activities was $39.1 million for the six months ended June 30, 1999 compared to cash provided by financing activities of $97.5 million for the six months ended June 30, 1998. The increase in cash provided by operating activities was due principally to more sales and securitizations of loans than were originated within the six months ended June 30, 1999 compared to higher originations for the first six months of 1998 with fewer loan sales during the period. Cash provided by investing activities in both the six months ended June 30, 1999 and 1998, resulted primarily from principal collections on loans not sold exceeding the loans originated for investment purposes. The cash used in financing activities in the six months ended June 30, 1999, resulted from both the reduction in the Company's revolving warehouse lines of credit and from the cash used to retire senior unsecured debt. The decrease in the amount of cash provided by financing activities in the first six months of 1999 compared to 1998 resulted primarily from the net decrease in the Company's outstanding borrowings under its revolving warehouse lines of credit.

         At June 30, 1999, the Company had a $100 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. Based on the borrowing base limitations contained in the credit facility at June 30, 1999 and at December 31, 1998, the Company had aggregate outstanding borrowings of $0 and $16.7 million, respectively, and aggregate borrowing availability of $18.5 million and $21.0 million, respectively. The credit facility bears interest at prime rate plus 0.75%. The credit facility matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII notes payable to investors outstanding and loans and advances by HGI and CII to the Company. The Company believes that it is currently in compliance with the loan covenants.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other matters, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $38.4 million face amount of its Senior Notes in 1998 and $49.2 million in the first six months of 1999. At June 30, 1999 and December 31, 1998, $37.4 million and $86.4 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At June 30, 1999 and at December 31, 1998, CII had an aggregate of $121.4 million and $118.6 million of investor notes outstanding, respectively, bearing a weighted average interest rate of approximately 7.4%, and an aggregate of $20.0 million and $17.3 million, respectively, of subordinated debentures bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have one-year maturities.

         Total shareholders' equity at June 30, 1999 was $13.1 million, compared to $5.8 million at December 31, 1998, an increase of $7.3 million. This increase resulted principally from net earnings of $7.1 million for the six months ended June 30, 1999. The $7.1 million net earnings resulted from the $21.2 million extraordinary item from the gain on extinguishment of debt, partially offset by $14.1 million loss from operations.

         The Company's primary objective in 1999 will be to ensure adequate levels of liquidity as the Company strives to increase loan originations. The Company anticipates incurring operating losses in 1999. The Company plans to either sell or securitize loans it originates, retaining only a small portfolio of loans. Management believes that, based on its present level of liquidity combined with its borrowing availability under the warehouse line of credit these strategies will provide adequate cash flow to support the 1999 operating plan. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its need and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 1999.

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its mortgage loans (servicing released), including substantially all of its mortgage loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At June 30, 1999 and December 31, 1998, the Company had retained $10.0 million and $19.0 million, respectively, of second mortgage loans on its balance sheet. For the six months ended June 30, 1999 and 1998, the Company sold $102.6 million and $293.5 million of mortgage loans. In addition, for the six months ended June 30, 1998, the Company sold $26.2 million of small-business loans and $20.6 million of auto loans. During 1998, 1997, and 1996, the Company sold $623.7 million, $435.3 million, and $284.8 million, respectively, of mortgage loans and $141.0 million, $41.2 million, and $33.1 million, respectively, of the guaranteed portions of SBA loans. During 1998, the Company sold $20.9 million of auto loans. No auto loans were sold in 1997 or 1996.

         In the first six months of 1998, the Company securitized $92.2 million of mortgage loans and $1.8 million of small-business loans. In May of 1999, the Company securitized $59.6 million of seasoned first- and second-lien mortgage loans. No other securitization transactions were completed in the first six months of 1999. The Company has utilized securitizations principally to provide a lower cost of funds, reduce interest rate risk, provide liquidity, and build servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $49.1 million and $43.9 million, net of allowances, at June 30, 1999 and December 31, 1998, respectively.

         In a mortgage loan securitization, the Company sells mortgage loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by estimated prepayment and loss rates, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as residual receivables. The Company believes the assumptions it has used in past securitizations, adjusted to current market conditions, are appropriate and reasonable.

         The Company retains the right to service loans it securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. For the six mortgage securitizations completed to date, the servicing asset recorded represents a 10 basis point strip of cash flows from the stipulated servicing percentage.

         The following table sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its mortgage loan securitizations at June 30, 1999:

                                                 1997-1        1997-2         1997-3         1997-4        1998-1        1999-1
                                               ------------  ------------  -------------  -------------  ------------  ------------
Outstanding balance of loans securitized       $38,094,550   $66,456,654   $108,064,086   $107,288,894   $48,013,883   $57,977,700
Average stated principal balance                    58,338        56,947         63,868         63,749        62,681        46,494
Weighted average coupon on loans                    10.84%        10.71%         11.08%         10.98%        10.83%        11.09%
Weighted average remaining term to stated
  maturity                                        178 mths      178 mths       181 mths       186 mths      193 mths      206 Mths
Weighted average LTV                                   77%           73%            75%            75%           76%           83%
Percentage of first mortgage loans                    100%          100%           100%           100%          100%           84%
Weighted average pass-through rate to
  bondholders                                        7.51%         7.08%          6.98%          6.73%         6.45%         6.84%
Assumed annual losses                                0.60%         0.60%          0.60%          0.60%         0.60%         0.87%
Remaining ramp period for losses                    0 mths        0 mths         0 mths         0 mths        0 mths       11 Mths
Assumed cumulative losses as a % of UPB              1.74%         1.72%          1.66%          1.66%         1.65%         2.43%
Annual servicing fee                                 0.50%         0.50%          0.50%          0.50%         0.50%         0.50%
Servicing asset                                      0.10%         0.10%          0.10%          0.10%         0.10%         0.10%
Discount rate applied to cash flow after
   Overcollateralization                               12%           12%            12%            12%           12%           12%
Prepayment speed:
   Initial CPR (1)                                   0 CPR         0 CPR          0 CPR          0 CPR         0 CPR         0 CPR
   Peak CPR (1)                                     30 CPR        30 CPR         30 CPR         30 CPR        30 CPR        24 CPR
   Tail CPR (1)                                  28/26 CPR     28/26 CPR      28/26 CPR      28/26 CPR     28/26 CPR        24 CPR
   CPR ramp period (1)                             12 mths       12 mths        12 mths        12 mths       12 mths       10 Mths
   CPR peak period (1)                             24 mths       24 mths        24 mths        24 mths       24 mths       11 Mths
   CPR tail begins (1)                          37/49 mths    37/49 mths     37/49 mths     37/49 mths    37/49 mths       11 Mths
Annual wrap fee and trustee fee                     0.285%        0.205%         0.195%         0.187%        0.185%        0.265%
Initial overcollateralization required (2)           3.25%            --             --             --            --         9.50%
Final overcollateralization required (2)             6.50%         3.75%          3.75%          3.75%         3.75%        13.50%

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

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, management estimates that the implementation of this standard will have no material impact on its financial statements.

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

         At June 30, 1999, the Company's valuation allowance against its deferred tax asset dropped to $19.3 million from $21.7 million at December 31, 1998. The Company's net deferred tax asset was $4.1 million at June 30, 1999 and December 31, 1998. The Company has decided not to increase the net deferred tax asset for anticipated benefits from prior NOLs until operating earnings are reestablished. The amount of the remaining deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, then, the asset would need to be written off. The Company had a federal NOL of approximately $46.3 million at June 30, 1999.

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. The Company monitors interest rates, and it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates; however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates despite its hedging activities. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either June 30, 1999 or December 31, 1998.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems (both IT and non-IT) that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems were year 2000 compliant, but this assessment identified some portions that require remediation or upgrades. The Company has substantially completed all four phases of its Year 2000 plan for its systems, although some minor additional work is still on-going. Accordingly, the Company does not believe that the Year 2000 presents a material exposure.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

         The Company has queried its significant suppliers and subcontractors in writing and received written representation of their Year 2000 compliance and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable at this time.

COSTS

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $110,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $97,000 ($82,000 expensed and $15,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs of approximately $13,000 is attributable to a software upgrade.

RISKS

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and has substantially completed all four phases of its Year 2000 plan for its systems, although some minor additional work is still on-going. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

         The Company's strategy is to sell or securitize its loans within six months of production. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of June 30, 1999.

         On loans originated for inclusion in securitized pools, the Company, from time to time, employs a strategy designed to hedge some of the risks associated with changes in interest rates. However, there were no significant open hedging positions at June 30, 1999. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitization transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitization mortgage pools. An acceleration of prepayments on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. The Company believes there is no economical way to hedge against this prepayment risk.

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

         As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net income (loss) of $1.0 million and $652,000, computed as of June 30, 1999 and December 31, 1998, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale. An immediate reduction of 100 basis points in market rates would result in a positive (negative) impact on projected net income (loss) of $1.7 million and ($2.4) million as of June 30, 1999 and December 31, 1998, respectively. The most significant reason for the negative impact of an interest rate drop estimated at December 31, 1998 is the assumption that prepayment speeds on the securitization pools would increase from a constant prepayment rate ("CPR") of 30 to a CPR of 35 if market interest rates declined by 100 basis points. This impact would be partially offset by higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at June 30, 1999 under the same interest rate scenario. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last six months, but have not, the liklihood of the remaining borrowers prepaying given further interest rate reductions is diminished. A portion of the impact results from the Company's assumption that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The model assumes only a 25 basis points reduction on investor notes assuming a 100 basis points reduction in market rates. The rates offered on the investor notes have not historically moved with changes in market rates.

         The projected dollar impact on operating results brought about by changes in interest rates could be material relative to the Company's operating results. If simulation results indicate earnings sensitivity in excess of Management's acceptable limits, Management will seek to identify on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. Management will continue to monitor the Company's interest rate risk position to manage the possible adverse impact on earnings caused by changes in interest rates.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                      The Company is presently a party to litigation with TransAmerica Small Business Capital, Inc. ("TransAmerica"), filed in the circuit court of Cook County, Illinois on May 18, 1999, in which TransAmerica demands repurchase of, or unspecified money damages relating to, a $1.1 million commercial loan the Company sold to TransAmerica in the sale of the Company's small business unit. As a result of this claim, TransAmerica has also objected to the release of the scheduled $1.0 million disbursement due the Company under its asset purchase agreement dated October 2, 1998 with TransAmerica. Based on the facts presented, the Company does not believe there is any obligation on its part to repurchase the loan, nor is there any liability to TransAmerica for money damages.

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

Item 2.           Changes in Securities
                      None.

Item 3.           Defaults Upon Senior Securities
                      None.

Item 4.           Submission of Matters to a Vote of Security Holders
                      The shareholders of the Company voted on the election of directors and two other proposals at the Annual Meeting of Shareholders held on May 12, 1999.

                      1.   Election of Directors.  Approved.
                                                                   For                           Withheld
                                                                   ---                           --------
                           Clarence B. Bauknight                   8,601,997                     61,465
                           Keith B. Giddens                        8,600,333                     63,129
                           Tecumseh Hooper, Jr.                    8,599,327                     64,135
                           J. Robert Philpott, Jr.                 8,600,629                     62,833
                           Porter B. Rose                          8,601,997                     61,465
                           John M. Sterling, Jr.                   8,601,333                     62,129

                       2.  Proposal to amend the Company's 1995 Employee and
                           Officer Stock Option Plan to increase by 400,000 shares the number of shares authorized for grant to a total of 1,466,667 shares.
                           Approved.

                                    For                              8,409,445
                                    Against                            233,609
                                    Abstained                           20,408

                       3. Proposal to amend the Company's Articles of Incorporation to effect up to a one-for-four reverse stock split, providing the Board of Directors determines to do so. Approved.

                                    For                              8,542,183
                                    Against                             98,210
                                    Abstained                           23,069

Item 5.           Other Information

                      The Company's common stock presently is traded on the NASDAQ National Market under the symbol "HGFN". In the first quarter of 1999, the Company received notice from NASDAQ of its intention to delist its stock. The Company appealed NASDAQ's notice and received an exception and a modification of the exception. The Company believes it has met all previous conditions related to the modification of the exception. The remaining terms of the modified exception are as follows: on or before August 16, 1999, the Company must make a public filing with the SEC and NASDAQ, evidencing a minimum of $11.0 million in net tangible assets as of June 30, 1999. The filing of this 10-Q completes the remaining terms of the modified exception.

                      The Company must continue to demonstrate compliance with all standard requirements for continued listing on the NASDAQ National market. No assurance can be given that the Company will continue to meet the criteria for continued listing on the NASDAQ National Market.

                      As of June 30, 1999 the Company's net tangible assets exceeded the $11.0 million criteria established by NASDAQ.

                                                                                                (In thousands)
                                                                                               ---------------
                           Total shareholders' equity (per consolidated balance sheets)          $   13,082

                           Excess of cost over net assets of acquired businesses, net                (1,613)
                                                                                                 ------------

                                Net tangible assets                                              $   11,469
                                                                                                 ============

                      As of the date of this filing, there were no significant events or transactions that would adversely affect the above calculation.

                      On July 26, 1999, the Company hired Jonh Crisler as its new Executive Vice President to oversee its production and marketing operations. Mr. Crisler has been active in management positions in the financial services industry for approximately 19 years. Most recently, Mr. Crisler was with Advanta Corporation where he served as the Senior Vice President of Direct Originations and Vice President of Marketing.

Item 6.           Exhibits and Reports on Form 8-K
                      a)     Exhibits
                             27.1--        Financial Data Schedule.

                      b)     Reports on Form 8-K
                             On June 23, 1999, the Company filed a Form 8-K with respect to the disclosure of its net tangible assets at May 31, 1999 to comply with the requirements of NASDAQ.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOMEGOLD FINANCIAL, INC.

Date:  August  9, 1999
                                   By: \s\ John M. Sterling, Jr.
                                       -----------------------------------------
                                       John M. Sterling, Jr.
                                       Chief Executive Officer


Date:  August  9, 1999
                                   By: \s\ Kevin J. Mast
                                       -----------------------------------------
                                       Kevin J. Mast
                                       Executive Vice President, Chief Financial
                                          Officer, and Treasurer