Form 10-Q
period 1999-09-30
HOMEGOLD FINANCIAL INC
filed 1999-11-15
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS:                                           OUTSTANDING AT OCTOBER 31, 1999
-------------------------------------------------              -----------------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                             10,149,629


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets as of
                           September 30, 1999 and December 31, 1998                                4

                       Consolidated Statements of Operations
                           for the Nine Months Ended
                           September 30, 1999 and 1998 and for the
                           Three Months Ended September 30, 1999 and 1998                          6

                       Consolidated Statements of Cash Flows
                           for the Nine Months Ended
                           September 30, 1999 and 1998                                             7

                       Notes to Consolidated Financial Statements                                  8

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           22

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                     43

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                              46

Item 2.             Changes in Securities                                                          46

Item 3.             Defaults Upon Senior Securities                                                46

Item 4.             Submission of Matters to a Vote of Security Holders                            46

Item 5.             Other Information                                                              46

Item 6.             Exhibits and Reports on Form 8-K                                               47



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                1999                 1998
                                                                          -----------------    -----------------
                                                                                     (In thousands)
                                   ASSETS                                     (Unaudited)           (Audited)
Cash and cash equivalents                                                   $  13,691              $  36,913

Restricted cash                                                                 5,228                  5,100

Loans receivable                                                               63,665                124,740
   Less allowance for credit losses on loans                                   (5,737)                (6,659)
   Less deferred loan fees                                                       (852)                (2,071)
   Plus deferred loan costs                                                       587                    888
                                                                            ---------              ---------
         Net loans receivable                                                  57,663                116,898

Income taxes receivable                                                           988                    900

Accrued interest receivable                                                     1,659                  2,613

Other receivables                                                              13,748                 12,028

Residual receivable, net                                                       48,666                 43,857

Property and equipment, net                                                    18,056                 19,665

Real estate acquired through foreclosure                                        6,998                  5,881

Excess of cost over net assets of acquired businesses, net of accumulated       1,590                  1,660
  amortization of $724,000 in 1999 and $654,000 in 1998

Debt origination costs, net                                                     1,994                  4,681

Deferred income tax asset, net                                                  4,151                  4,151

Servicing asset                                                                   919                    940

Other assets                                                                    2,009                  1,921
                                                                            ---------              ---------

TOTAL ASSETS                                                                $ 177,360              $ 257,208
                                                                            =========              =========




SEE UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                                    1999                1998
                                                                                               ---------------    -----------------
                                                                                                          (In thousands)
                            LIABILITIES AND SHAREHOLDERS' EQUITY                                 (Unaudited)          (Audited)
Liabilities:
   Revolving warehouse line of credit                                                             $   3,322         $  16,736

   Investor savings:
        Notes payable to investors                                                                  124,880           118,586
        Subordinated debentures                                                                      19,482            17,304
                                                                                                  ---------         ---------
           Total investor savings                                                                   144,362           135,890

   Senior unsecured debt                                                                             12,409            86,650

   Other liabilities:
        Accounts payable and accrued liabilities                                                      4,655             6,656
        Remittances payable                                                                           1,533             1,871
        Income taxes payable                                                                             95               382
        Accrued interest payable                                                                        442             3,199
                                                                                                  ---------         ---------
           Total other liabilities                                                                    6,725            12,108
                                                                                                  ---------         ---------

Total liabilities                                                                                   166,818           251,384

Minority interest                                                                                        16                23

Shareholders' equity:
   Common stock, par value $.05 per share - authorized 100,000,000 shares, issued and
     outstanding 10,149,629 shares at September 30, 1999 and 9,733,374 shares at December 31, 1998      507               486
   Capital in excess of par value                                                                    38,979            38,821
   Retained earnings (deficit)                                                                      (28,960)          (33,506)
                                                                                                  ---------         ---------
Total shareholders' equity                                                                           10,526             5,801
                                                                                                  ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 177,360         $ 257,208
                                                                                                  =========         =========



SEE UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ------------------------------------    ----------------------------------
                                                               1999                1998                 1999                 1998
                                                          ---------------    -----------------    -----------------    -------------
                                                                                (In thousands, except share data)

REVENUES:
   Interest income                                             $  6,727           $ 29,552            $   1,771          $   10,362
   Servicing income                                               7,616             10,198                2,606               2,597
   Gain on sale of loans:
     Gross gain on sale of loans                                  4,459             15,821                   70               2,529
        Loan fees, net                                            3,089             10,091                  716               3,262
                                                           ------------     --------------       --------------      --------------
       Total net gain on sale of loans                            7,548             25,912                  786               5,791
   Other revenues                                                 1,159              3,510                  409               1,092
                                                           ------------     --------------       --------------      --------------
       Total revenues                                            23,050             69,172                5,572              19,842
                                                           ------------     --------------       --------------      --------------

EXPENSES:
   Interest                                                      12,765             28,335                3,778               9,950
   Provision for credit losses                                    1,323             10,579                1,672               3,639
   Costs on REO and defaulted loans                               2,140              1,697                  729               1,300
   Fair value write-down of residual receivable                   1,631             14,230                  856               5,320

General and administrative expenses:
   Salaries, wages and employee benefits                         15,860             46,864                4,957              12,488
   Business development costs                                     3,757              8,488                1,330               1,953
   Other general and administrative expenses                      9,716             20,507                2,920               6,371
                                                           ------------     --------------       --------------      --------------
   Total general and administrative expenses                     29,333             75,859                9,207              20,812
                                                           ------------     --------------       --------------      --------------
       Total expenses                                            47,192            130,700               16,242              41,021
                                                           ------------     --------------       --------------      --------------
       Loss before income taxes, minority interest and
              extraordinary item                                (24,142)           (61,528)             (10,670)            (21,179)
Provision for income taxes                                          675              4,109                   55                 865
                                                           ------------     --------------       --------------      --------------
       Loss before minority  interest and  extraordinary        (24,817)           (65,637)             (10,725)            (22,044)
         item
Minority interest in (income) loss of subsidiaries                   (7)                13                   (3)                 11
                                                           ------------     --------------       --------------      --------------
       Loss before extraordinary item                           (24,824)           (65,624)             (10,728)            (22,033)
Extraordinary item-gain on extinguishment of debt,
   net of $0 tax                                                 29,370              7,724                8,143               7,724
                                                           ------------     --------------       --------------      --------------
       NET INCOME (LOSS)                                        $ 4,546           $(57,900)             $(2,585)           $(14,309)
                                                           ============     ==============       ==============      ==============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
              Loss before extraordinary item                     $(2.51)            $(6.76)             $ (1.07)             $(2.26)
              Extraordinary item, net of taxes                     2.97                .79                  .81                 .79
                                                           ------------     --------------       --------------      --------------
              Net income (loss)                                   $.46              $(5.97)               $(.26)             $(1.47)
                                                           ============     ==============       ==============      ==============
Basic weighted average shares outstanding                     9,897,536          9,714,506           10,070,150           9,733,097
                                                           ============     ==============       ==============      ==============

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
              Loss before extraordinary item                     $(2.49)            $(6.76)              $(1.05)             $(2.26)
              Extraordinary item, net of tax                       2.94                .79                  .80                 .79
                                                           ------------     --------------       --------------      --------------
              Net income (loss)                                    $.45             $(5.97)              $ (.25)             $(1.47)
                                                           ============     ==============       ==============      ==============

Diluted weighted average shares outstanding                   9,983,479          9,714,506           10,158,769           9,733,097
                                                           ============     ==============       ==============      ==============



SEE UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                 1999                1998
                                                                            ----------------    ----------------
                                                                                      (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                                         $   4,546             $ (57,900)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
               Depreciation and amortization                                       2,065                 2,771
               Provision for credit losses on loans                                1,323                10,579
               Gain on retirement of senior unsecured debt                       (29,370)               (7,724)
               Loss on real estate acquired through foreclosure                      355                    --
               Fair value write-down of residual receivable                        1,631                14,230
               Mark to market adjustment on loans held for sale                       --                 5,300
               Loans originated with intent to sell                             (181,944)             (672,604)
               Proceeds from loans sold                                          163,332               548,713
               Proceeds from securitization of loans                              59,630                92,316
               Other                                                                 993                 2,305
               Changes in operating assets and liabilities
                 decreasing cash                                                 (10,267)               (7,446)
                                                                               ---------             ---------
      Net cash provided by (used in) operating activities                      $  12,294             $ (69,460)
                                                                               ---------             ---------

INVESTING ACTIVITIES:
     Loans originated or purchased for investment purposes                     $  (1,815)            $(123,748)
     Principal collections on loans not sold                                      16,332               149,492
     Proceeds from sale of real estate acquired through foreclosure                6,637                 4,325
     Proceeds from sale of property and equipment                                    199                    --
     Purchase of property and equipment                                             (549)               (9,134)
     Other                                                                        (6,686)                1,488
                                                                               ---------             ---------
     Net cash provided by investing activities                                 $  14,118             $  22,423
                                                                               ---------             ---------

FINANCING ACTIVITIES:
     Advances on revolving warehouse lines of credit                           $ 210,023             $ 333,230
     Payments on revolving warehouse lines of credit                            (223,437)             (262,846)
     Retirement of senior unsecured debt                                         (44,871)               (9,026)
     Net increase in notes payable to investors                                    6,294                 4,878
     Net increase (decrease) in subordinated debentures                            2,178                (1,137)
     Proceeds from issuance of common stock                                          179                   215
     Other                                                                            --                    (5)
                                                                               ---------             ---------
     Net cash provided by (used in) financing activities                       $ (49,634)            $  65,309
                                                                               ---------             ---------

     Net increase (decrease) in cash and cash equivalents                      $ (23,222)            $  18,272

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          36,913                 7,561
                                                                               ---------             ---------
     End of period                                                             $  13,691             $  25,833
                                                                               =========             =========






SEE UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as reported.

         The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations for the nine-month and three-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

         Elliott, Davis & Company, L.L.P. previously audited and reported on the Company's financial statements for the year ended December 31, 1998, from which the consolidated balance sheet as of that date is derived.

NOTE 2--CASH FLOW INFORMATION

         For the nine-month periods ended September 30, 1999 and 1998, the Company paid interest of $15.5 million and $31.3 million, respectively.

         For the nine-month periods ended September 30, 1999 and 1998, the Company paid income taxes of $1.0 million and $2.3 million, respectively.

         For the nine-month periods ended September 30, 1999 and 1998, the Company foreclosed on property in the amount of $3.3 million and $6.7 million, respectively.

NOTE 3--CASH AND CASH EQUIVALENTS

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank, as well as other short-term investments in a money manager fund of the bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 1999, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $12.5 million. The investment objective of the money manager fund is to achieve as high a level of current income as is consistent with preserving capital and providing liquidity. Permitted investments of the fund include obligations guaranteed by the U.S. Government, commercial paper and corporate debt securities that are rated in one of the two highest short-term rating categories, and repurchase agreements involving these securities. The fund may invest up to 30% of its total assets in bank certificates of deposit and bankers' acceptances.

         The Company considers all highly liquid investments readily convertible to cash or having an original maturity of three months or less to be cash equivalents.

         The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business unit, which is reflected on the balance sheet as restricted cash.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--ADOPTION OF NEW ACCOUNTING STANDARDS

         Effective January 1, 1999, the Company adopted the provisions of SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this Statement did not change total Stockholders' Equity as previously reported.

NOTE 5--WAREHOUSE LINE OF CREDIT

         The Company had $3.3 million in borrowings outstanding under its warehouse line of credit at September 30, 1999. At December 31, 1998, the Company had $16.7 million in outstanding borrowings under its warehouse line of credit.

         Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI") and Carolina Investors, Inc. ("CII"), both wholly-owned subsidiaries of HGFN, may collectively borrow up to a maximum of $100.0 million with interest at the prime rate plus 0.75%. This borrowing is collateralized by mortgage loan receivables, and a mortgage on the Company's Pelham Road building. The agreement requires, among other matters, minimum availability of $10.0 million on the line of credit, and a requirement that CII maintain a minimum of $100.0 million in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, CII, to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at September 30, 1999. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $25.3 million at September 30, 1999 and $37.7 million at December 31, 1998. Therefore, after considering the outstanding borrowings under the line of credit, the Company had $22.0 million and $21.0 million, respectively, of additional borrowing availability under this agreement on September 30, 1999, and December 31, 1998, based on its existing borrowing base.

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

         In the third quarter of 1999, the Company purchased $25.0 million face amount of its 10 3/4% Senior Notes in the market for a purchase price of $16.1 million or a weighted average of 64.7% of face value. A proportionate share of the unamortized debt origination costs ($700,000) relating to the issuance of the Senior Notes was charged against this gain to record a net gain of $8.1 million in the third quarter of 1999.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, SLC, to First National Security Corporation of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to the Company and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the period ended August 21, 1998, SLC recorded a net loss of $3.4 million.

         On November 13, 1998, the Company sold the majority of the assets of its small-business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation. Total sales proceeds from this sale were $100.3 million. After repayment of the related warehouse lines of credit, escrowing a $5.1 million holdback in the purchase price, and paying transaction costs, the Company received net cash proceeds of approximately $49.3 million. The gain realized in 1998 was approximately $19.7 million net of related costs. For the nine months ended September 30, 1998, this unit recorded a net loss of $2.8 million.

         On December 2, 1998, the Company sold the majority of its asset-based lending operation to Emergent Asset-Based Lending LLC, an unaffiliated entity. This transaction substantially completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000. The Company received a note receivable of $2.2 million payable over two years at an interest rate of prime plus 1%. For the nine months ended September 30, 1998, this unit recorded a net loss of $1.0 million.

NOTE 8--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10 3/4%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions in 1998 for a combined purchase price of $18.9 million or 49.4% of face value. In the nine months ended September 30, 1999, the Company purchased $74.2 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $42.8 million or 57.6% of face value. At September 30, 1999, the Company had $12.4 million of the Senior Notes outstanding. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At September 30, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII is currently considered to be subordinated to the Senior Notes, with exception to the warehouse line of credit. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both September 30, 1999 and December 31, 1998, all of the subsidiary guarantors were wholly-owned by the Company.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Subsidiary Guarantors of the Company's Senior Notes at September 30, 1999 consist of the following wholly-owned subsidiaries of the Company:

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

         As of September 30, 1999 and December 31, 1998, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment in certain residual receivables which is conducted through its special purpose securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. (an 80% owned subsidiary of the Company) and Premier Financial Services, Inc. (collectively, the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

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

         A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated entity, on December 2, 1998.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                               Combined       Combined
                                                              Wholly-Owned      Non-
                                                    Parent     Guarantor     Guarantor
                                                   Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                 ----------   -----------   ------------   ------------  ------------
                      ASSETS

Cash and cash equivalents                        $     105    $  13,585     $       1     $      --      $  13,691
Restricted cash                                      5,228           --            --            --          5,228

Loans receivable:
   Loans receivable                                     --       63,665            --            --         63,665
   Notes receivable from other affiliates            6,539       24,015         3,020       (33,574)            --
                                                 ---------    ---------     ---------     ---------      ---------
         Total loans receivable                      6,539       87,680         3,020       (33,574)        63,665

   Less allowance for credit losses on loans            --       (5,737)           --            --         (5,737)
   Less deferred loan fees                              --         (852)           --            --           (852)
   Plus deferred loan costs                             --          587            --            --            587
                                                 ---------    ---------     ---------     ---------      ---------
         Net loans receivable                        6,539       81,678         3,020       (33,574)        57,663

Income tax receivable                                   --          988            --            --            988
Accrued interest receivable                             42        1,617            --            --          1,659
Other receivables                                       --       13,748            --            --         13,748
Investment in subsidiaries                          34,236           --            --       (34,236)            --
Residual receivable, net                                --        4,621        44,045            --         48,666
Property and equipment, net                             --       18,056            --            --         18,056
Real estate acquired through foreclosure                --        6,998            --            --          6,998
Excess of cost over net assets of acquired
 businesses, net                                        39        1,551            --            --          1,590
Deferred income tax asset, net                       3,510          641            --            --          4,151
Other assets                                           327        4,595            --            --          4,922
                                                 ---------    ---------     ---------     ---------      ---------
TOTAL ASSETS                                     $  50,026    $ 148,078     $  47,066     $ (67,810)     $ 177,360
                                                 =========    =========     =========     =========      =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse line of credit            $      --    $   3,322     $      --     $      --      $   3,322

   Investor savings:
      Notes payable to investors                        --      124,880            --            --        124,880
      Subordinated debentures                           --       19,482            --            --         19,482
                                                 ---------    ---------     ---------     ---------      ---------
         Total investor savings                         --      144,362            --            --        144,362

   Senior unsecured debt                            12,409           --            --            --         12,409
   Subordinated debt to affiliates                      --        6,539            --        (6,539)            --

   Other liabilities:
      Accounts payable and accrued liabilities           1        4,654            --            --          4,655
      Remittances payable                               --        1,533            --            --          1,533
      Income taxes payable                              --           95            --            --             95
      Accrued interest payable                          55          387            --            --            442
      Due to (from) affiliates                      27,035       (7,350)        7,350       (27,035)            --
                                                 ---------    ---------     ---------     ---------      ---------
         Total other liabilities                    27,091         (681)        7,350       (27,035)         6,725
                                                 ---------    ---------     ---------     ---------      ---------
Total liabilities                                   39,500      153,542         7,350       (33,574)      166,818

Minority interest                                       --           --            16            --             16

Shareholders' equity:
   Common stock                                        507          998             2        (1,000)           507
   Capital in excess of par value                   38,979       66,041        48,809      (114,850)        38,979
   Retained earnings (deficit)                      28,960)     (72,503)       (9,111)       81,614        (28,960)
                                                 ---------    ---------     ---------     ---------      ---------
Total shareholders' equity                          10,526       (5,464)       39,700       (34,236)        10,526
                                                 =========    =========     =========     =========      =========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  50,026      148,078        47,066       (67,810)     $ 177,360
                                                 =========    =========     =========     =========      =========


                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                            Combined
                                                                             Wholly-      Combined
                                                                              Owned          Non-
                                                               Parent       Guarantor     Guarantor
                                                              Company      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                             ----------    -----------    -----------  ------------  ------------
                      ASSETS

Cash and cash equivalents                                     $     196    $  34,215    $   2,502      $      --      $  36,913
Restricted cash                                                   5,100           --           --             --          5,100

Loans receivable:
   Loans receivable                                                  --      124,740           --             --        124,740
   Notes receivable from affiliates                              48,876           --            3        (48,879)            --
                                                              ---------    ---------    ---------      ---------      ---------
         Total loans receivable                                  48,876      124,740            3        (48,879)       124,740

   Less allowance for credit losses on loans                         --       (6,659)          --             --         (6,659)
   Less deferred loan fees                                           --       (2,071)          --             --         (2,071)
   Plus deferred loan costs                                          --          888           --             --            888
                                                              ---------    ---------    ---------      ---------      ---------
         Net loans receivable                                    48,876      116,898            3        (48,879)       116,898

Income tax                                                           --          900           --             --            900
Accrued interest receivable                                          21        2,592           --             --          2,613
Other receivables                                                     4       11,126          898             --         12,028
Investment in subsidiaries                                       35,550           --           --        (35,550)            --
Residual receivable, net                                             --       31,752       12,105             --         43,857
Property and equipment, net                                          --       19,665           --             --         19,665
Real estate acquired through foreclosure                             --        5,881           --             --          5,881
Excess of cost over net assets of acquired                           40        1,620           --             --          1,660
businesses, net
Deferred income tax asset, net                                    3,510          641           --             --          4,151
Other assets                                                      2,696        4,846           --             --          7,542
                                                              ---------    ---------    ---------      ---------      ---------
TOTAL ASSETS                                                  $  95,993    $ 230,136    $  15,508      $ (84,429)     $ 257,208
                                                              =========    =========    =========      =========      =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse line of credit                         $      --    $  16,736    $      --      $      --      $  16,736

   Investor savings:
      Notes payable to investors                                     --      118,586           --             --        118,586
      Subordinated debentures                                        --       17,304           --             --         17,304
                                                              ---------    ---------    ---------      ---------      ---------
         Total investor savings                                      --      135,890           --             --        135,890

   Senior unsecured debt                                         86,650           --           --             --         86,650
   Subordinated debt to affiliates                                   --       48,879           --        (48,879)            --

   Other liabilities:
      Accounts payable and accrued liabilities                      624        6,032           --             --          6,656
      Remittances payable                                            --        1,871           --             --          1,871
      Income taxes payable                                          201          181           --             --            382
      Accrued interest payable                                    2,717          482           --             --          3,199
      Due to (from) affiliates                                       --       (7,947)       7,947             --             --
                                                              ---------    ---------    ---------      ---------      ---------
         Total other liabilities                                  3,542          619        7,947             --         12,108

Total liabilities                                                90,192      202,124        7,947        (48,879)       251,384

Minority interest                                                    --           --           23             --             23

Shareholders' equity:
   Common stock                                                     486        4,091            1         (4,092)           486
   Capital in excess of par value                                38,821       71,683       17,675        (89,358)        38,821
   Retained earnings (deficit)                                  (33,506)     (47,762)     (10,138)        57,900        (33,506)
                                                              ---------    ---------    ---------      ---------      ---------
Total shareholders' equity                                        5,801       28,012        7,538        (35,550)         5,801
                                                              ---------    ---------    ---------      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  95,993    $ 230,136    $  15,508      $ (84,429)     $ 257,208
                                                              =========    =========    =========      =========      =========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                                 (In thousands)



                                                                    Combined
                                                                     Wholly-        Combined
                                                                      Owned            Non-
                                                       Parent       Guarantor       Guarantor
                                                      Company      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                                    -----------   -------------    ------------  ------------  ------------
REVENUES:

   Interest income                                    $  3,260       $  6,519       $     --      $ (3,052)      $  6,727
   Servicing income                                         --          3,794          3,822            --          7,616
   Gain on sale of loans:
      Gross gain on sale of loans                           --          4,459             --            --          4,459
      Loan fees, net                                        --          3,089             --            --          3,089
                                                      --------       --------       --------      --------       --------
          Total gain on sale of loans                       --          7,548             --            --          7,548

   Other revenues                                            8          1,141             10            --          1,159
                                                      --------       --------       --------      --------       --------
      Total revenues                                     3,268         19,002          3,832        (3,052)        23,050

EXPENSES:

   Interest                                              4,022         11,795             --        (3,052)        12,765
   Provision for credit losses                              --          1,323             --            --          1,323
   Costs on REO and defaulted loans                         --          2,140             --            --          2,140
   Fair market write-down of residual receivable            --          1,362            269            --          1,631
   Salaries, wages and employee benefits                    --         15,860             --            --         15,860
   Business development costs                               --          3,757             --            --          3,757
   Other general and administrative expenses               356          9,359              1            --          9,716
                                                      --------       --------       --------      --------       --------
      Total expenses                                     4,378         45,596            270        (3,052)        47,192
                                                      --------       --------       --------      --------       --------

   Income (loss) before income taxes, minority
      interest, and equity in undistributed
      earnings (loss) of subsidiaries                   (1,110)       (26,594)         3,562            --        (24,142)
   Earnings (loss) of subsidiaries                     (23,714)            --             --        23,714             --
                                                      --------       --------       --------      --------       --------
   Income (loss) before income taxes, minority
      interest and extraordinary item                  (24,824)       (26,594)         3,562        23,714        (24,142)
   Provision for income taxes                               --            675             --            --            675
                                                      --------       --------       --------      --------       --------
   Income (loss) before minority interest and
      extraordinary item                               (24,824)       (27,269)         3,562        23,714        (24,817)
   Minority interest in loss of subsidiaries                --             (7)            --            --             (7)
   Extraordianary item - gain on extinquishment
      of debt                                           29,370             --             --            --         29,370
                                                      --------       --------       --------      --------       --------

   NET INCOME (LOSS)                                  $  4,546       $(27,276)      $  3,562      $ 23,714       $  4,546
                                                      ========       ========       ========      ========       ========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                      Wholly-       Combined
                                                                      Owned            Non-
                                                      Parent        Guarantor       Guarantor
                                                      Company      Subsidiaries    Subsidiaries  Eliminations Consolidated
                                                    -----------   -------------    ------------  ------------ ------------
REVENUES:

   Interest income                                     $    236      $  1,711      $     --      $   (176)     $  1,771
   Servicing income                                          --           374         2,232            --         2,606
   Gain on sale of loans:
      Gross gain on sale of loans                            --            70            --            --            70
      Loan fees, net                                         --           716            --            --           716
                                                       --------      --------      --------      --------      --------
          Total gain on sale of loans                        --           786            --            --           786

   Other revenues                                            --           264             8           137           409
                                                       --------      --------      --------      --------      --------
      Total revenues                                        236         3,135         2,240           (39)        5,572

EXPENSES:

   Interest                                                 746         3,208            --          (176)        3,778
   Provision for credit losses                               --         1,672            --            --         1,672
   Costs on REO and defaulted loans                          --           729            --            --           729
   Fair market write-down of residual receivable             --           995          (139)           --           856
   Salaries, wages and employee benefits                     --         4,957            --            --         4,957
   Business development costs                                --         1,330            --            --         1,330
   Other general and administrative expenses                 57         2,726            --           137         2,920
                                                       --------      --------      --------      --------      --------
      Total expenses                                        803        15,617          (139)          (39)       16,242
                                                       --------      --------      --------      --------      --------

   Income (loss) before income taxes, minority
    interest, and equity in undistributed
        earnings (loss) of subsidiaries                    (567)      (12,482)        2,379            --       (10,670)
   Earnings (loss) of subsidiaries                      (10,161)        1,178        (1,178)       10,161            --
                                                       --------      --------      --------      --------      --------
   Income (loss) before income taxes, minority
       interest and extraordinary item                  (10,728)      (11,304)        1,201        10,161       (10,670)
   Provision for income taxes                                --            55            --            --            55
                                                       --------      --------      --------      --------      --------
   Income (loss) before minority interest and
       extraordinary item                               (10,728)      (11,359)        1,201        10,161       (10,725)
   Minority interest in loss of subsidiaries                 --            (3)           --            --            (3)
   Extraordinary item - gain on extinquishment of debt    8,143            --            --            --         8,143

                                                       --------      --------      --------      --------      --------

   NET INCOME (LOSS)                                   $ (2,585)     $(11,362)     $  1,201      $ 10,161      $ (2,585)
                                                       ========      ========      ========      ========      ========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                               Combined
                                                                   Combined    Non Wholly-    Combined
                                                                 Wholly-Owned    Owned           Non-
                                                       Parent      Guarantor    Guarantor     Guarantor
                                                      Company    Subsidiaries  Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                   ------------  ------------- ------------  ------------ ------------- ------------
REVENUES:
   Interest income                                   $   5,645    $  29,145    $      10    $   1,024    $  (6,272)     $  29,552
   Servicing income                                         --        9,193           --        2,277       (1,272)        10,198
   Gain on sale of loans:
      Gross gain on sale of loans                           --       14,406        1,415           --           --         15,821
      Loan fee income                                       --        8,487        1,520           84           --         10,091
                                                     ---------    ---------    ---------    ---------    ---------      ---------
          Total gain on sale of loans                       --       22,893        2,935           84           --         25,912

   Other revenues                                            5        3,284          217          489         (485)         3,510
                                                     ---------    ---------    ---------    ---------    ---------      ---------
      Total revenues                                     5,650       64,515        3,162        3,874       (8,029)        69,172
                                                     ---------    ---------    ---------    ---------    ---------      ---------

EXPENSES:
   Interest                                             11,207       23,412          125          331       (6,740)        28,335
   Provision for credit losses                              20       10,559           --           --           --         10,579
   Costs on REO and defaulted loans                         --        1,698           --           --           --          1,698
   Fair value write-down of residual receivables            --       10,263           --        3,967           --         14,230
   Salaries, wages and employee benefits                 2,635       40,590        3,639           --           --         46,864
   Business development costs                                2        8,217          269           --           --          8,488
   Other general and administrative expense             (1,911)      19,684        2,552          202          (21)        20,506
                                                     ---------    ---------    ---------    ---------    ---------      ---------
      Total expenses                                    11,953      114,423        6,585        4,500       (6,761)       130,700
                                                     ---------    ---------    ---------    ---------    ---------      ---------

   Income (loss) before income taxes, minority
       interest, equity in undistributed
       earnings (loss) of subsidiaries,                 (6,303)     (49,908)      (3,423)        (626)      (1,268)       (61,528)
   Equity in undistributed earnings of
       subsidiaries                                    (57,442)        (507)          --           --       57,949             --
                                                     ---------    ---------    ---------    ---------    ---------      ---------
   Income (loss) before income taxes, minority
        interest, and extraordinary item               (63,745)     (50,415)      (3,423)        (626)      56,681        (61,528)

   Provision (benefit) for income taxes                  1,879        2,276          (46)          --           --          4,109
                                                     ---------    ---------    ---------    ---------    ---------      ---------
   Income (loss) before minority  interest and         (65,624)     (52,691)      (3,377)        (626)      56,681        (65,637)
         extraordinary item
   Minority interest in (earnings) loss of
         subsidiaries                                       --           11           --            2           --             13
                                                     ---------    ---------    ---------    ---------    ---------      ---------
   Income (loss) before extraordinary iterm            (65,624)     (52,680)      (3,377)        (624)      56,681        (65,624)
   Extraordinary item-gain on extinguishment of
       debt, net of $0 tax                               7,724           --           --           --           --          7,724
                                                     ---------    ---------    ---------    ---------    ---------      ---------

   NET INCOME (LOSS)                                 $ (57,900)   $ (52,680)   $  (3,377)   $    (624)   $  56,681      $ (57,900)
                                                     =========    =========    =========    =========    =========      =========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                                  Combined
                                                                  Combined      Non Wholly-    Combined
                                                                Wholly-Owned       Owned         Non-
                                                       Parent     Guarantor      Guarantor     Guarantor
                                                      Company    Subsidiaries   Subsidiaries  Subsidiaries Eliminations Consolidated
                                                     ----------  -------------  ------------  ------------ ------------ ------------
REVENUES:
   Interest income                                   $  1,815    $ 10,076       $     --            447       $ (1,976)    $ 10,362
   Servicing income                                        --       2,197             --            400             --        2,597
   Gain on sale of loans:
      Gross gain on sale of loans                          --       2,469             60             --             --        2,529
      Loan fees, net                                       --       3,197             46             19             --        3,262
                                                     --------    --------       --------       --------       --------     --------
          Total gain on sale of loans                      --       5,666            106             19             --        5,791

   Other revenues                                      (2,778)      1,224             24             --          2,622        1,092
                                                     --------    --------       --------       --------       --------     --------
      Total revenues                                     (963)     19,163            130            866            646       19,842
                                                     --------    --------       --------       --------       --------     --------

EXPENSES:
   Interest                                             3,851       8,100             13            119         (2,133)       9,950
   Provision for credit losses                             (6)      3,645             --             --             --        3,639
   Costs on REO and defaulted loans                        --       1,300             --             --             --        1,300
   Fair value write-down of residual receivables           --       4,008             --          1,312             --        5,320
   Salaries, wages and employee benefits                  733      10,874            881             --             --       12,488
   Business development costs                              --       1,942             11             --             --        1,953
   Other general and administrative expense            (3,840)      6,658            696             78          2,779        6,371
                                                     --------    --------       --------       --------       --------     --------
      Total expenses                                      738      36,527          1,601          1,509            646       41,021
                                                     --------    --------       --------       --------       --------     --------

   Income (loss) before income taxes, minority
      interest, equity in undistributed earnings
      (loss) of subsidiaries                           (1,701)    (17,364)        (1,471)          (643)            --      (21,179)
   Equity in undistributed earnings of
       subsidiaries                                   (21,311)         --             --             --         21,311           --
                                                     --------    --------       --------       --------       --------     --------
   Income (loss) before income taxes, minority
       interest, and extraordinary item               (23,012)    (17,364)        (1,471)          (643)        21,311      (21,179)

   Provision (benefit) for income taxes                  (979)      1,839              5             --             --          865
                                                     --------    --------       --------       --------       --------     --------
   Income (loss) before minority interest and
      extraordinary item                              (22,033)    (19,203)        (1,476)          (643)        21,311      (22,044)
   Minority interest in (earnings) loss of
      subsidiaries                                         --          11             --             --             --           11
                                                     --------    --------       --------       --------       --------     --------
   Income (loss) before extraordinary item            (22,033)    (19,192)        (1,476)          (643)        21,311      (22,033)
   Extraordinary  item-gain on extinguishment of
      debt, net of $0 tax                               7,724          --             --             --             --        7,724
                                                     --------    --------       --------       --------       --------     --------
   NET INCOME (LOSS)                                 $(14,309)   $(19,192)      $ (1,476)          (643)      $ 21,311     $(14,309)
                                                     =========   ========       ========       ========       ========     ========


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                             Combined
                                                                              Wholly-     Combined
                                                                               Owned         Non-
                                                                 Parent      Guarantor    Guarantor
                                                                 Company    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                               -----------  -----------  ------------- ------------  -------------
OPERATING ACTIVITIES:

   Net income (loss)                                           $   4,546       (27,276)    $   3,562     $  23,714     $   4,546
   Adjustments  to reconcile net income (loss) to
      net cash provided by (used in)
      operating activities:
      Equity in undistributed earnings of
        subsidiaries                                              23,714            --            --       (23,714)           --
      Depreciation and amortization                                    1         2,064            --            --         2,065
      Provision for credit losses                                     --         1,323            --            --         1,323
      Gain on retirement of senior unsecured debt                (29,370)           --            --            --       (29,370)
      Loss on sale of real estate acquired  through
        foreclosure                                                   --           355            --            --           355
      Fair value write-down of residual receivable                    --         1,631            --            --         1,631
      Loans originated with intent to sell                            --      (181,944)           --            --      (181,944)
      Proceeds from sold loans                                        --       163,332            --            --       163,332
      Proceeds from securitization of loans                           --        59,630            --            --        59,630
      Other                                                           --           993            --            --           993
      Changes in operating assets and liabilities
        increasing (decreasing) cash                              (1,263)       22,936       (31,940)           --       (10,267)
                                                               ---------     ---------     ---------     ---------     ---------
   Net cash provided by (used in) operating
        activities                                                (2,372)       43,044       (28,378)           --        12,294
                                                               ---------     ---------     ---------     ---------     ---------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                           --        (1,815)           --            --        (1,815)
   Principal collections on loans not sold                            --        16,332            --            --        16,332
   Proceeds from sale of real estate acquired
      through foreclosure                                             --         6,637            --            --         6,637
   Proceeds from sale of property and equipment                       --           199            --            --           199
   Purchase of property and equipment                                 --          (549)           --            --          (549)
   Other                                                              --        (6,686)           --            --        (6,686)
                                                               ---------     ---------     ---------     ---------     ---------
   Net cash provided by in investing activities                       --        14,118            --            --        14,118
                                                               ---------     ---------     ---------     ---------     ---------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                              --       210,023            --            --       210,023
   Payments on warehouse lines of credit                              --      (223,437)           --            --      (223,437)
   Retirement of senior unsecured debt                           (44,871)           --            --            --       (44,871)
   Net increase in notes payable to investors                         --         6,294            --            --         6,294
   Net increase in subordinated debentures                            --         2,178            --            --         2,178
   Advances (to) from subsidiary                                  46,973       (76,083)       29,110            --            --
   Proceeds from issuance of additional common
   stock                                                             179            (2)            2            --           179
   Other                                                              --         3,235        (3,235)           --            --
                                                               ---------     ---------     ---------     ---------     ---------
   Net cash provided by (used in) financing
      activities                                                   2,281       (77,792)       26,877            --       (49,634)
                                                               ---------     ---------     ---------     ---------     ---------

   Net decrease in cash and cash equivalents                         (91)      (20,630)       (2,501)           --       (23,222)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                               196        34,215         2,502            --        36,913
                                                               ---------     ---------     ---------     ---------     ---------
   END OF PERIOD                                               $     105        13,585     $       1     $      --     $  13,691
                                                               =========     =========     =========     =========     =========


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)


                                                                   Combined      Combined
                                                                    Wholly-     Non Wholly-   Combined
                                                                     Owned        Owned         Non-
                                                       Parent      Guarantor    Guarantor     Guarantor
                                                       Company    Subsidiaries Subsidiaries  Subsidiaries Eliminations Consolidated
                                                     -----------  -------------  -----------  -----------  ----------- ------------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ (57,900)   $ (52,678)   $  (3,377)   $    (624)   $  56,679    $ (57,900)
   Adjustments to reconcile net income to net
      cash provided by (used in)
      operating activities:
      Equity in undistributed earnings of
         subsidiaries                                     57,442          507           --           --      (57,949)          --
      Depreciation and amortization                          387        2,181          192           11           --        2,771
      Provision for deferred income taxes                  1,968       (1,647)        (321)          --           --           --
      Provision for credit losses                             20       10,559           --           --           --       10,579
      Gain on retirement of senior unsecured debt         (7,724)          --           --           --           --       (7,724)
      Fair value write-down of residual receivable            --       11,506           --        2,724           --       14,230
      Mark to market adjustment on loans held for
         sale                                                 --        5,300           --           --           --        5,300
      Loans originated with intent to sell                    --     (633,166)     (39,438)          --           --     (672,604)
      Principal proceeds from sold loans                      --      499,949       48,764           --           --      548,713
      Proceeds from securitization of loans                   --       92,316           --           --           --       92,316
      Other                                                   --        2,248           --           57           --        2,305
      Changes in operating assets and liabilities
         increasing (decreasing) cash                      5,522       (8,343)         (29)      (4,596)          --       (7,446)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Net cash provided by (used in) operating
      activities                                            (285)     (71,268)       5,791       (2,428)      (1,270)     (69,460)
                                                       ---------    ---------    ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
   Loans originated for investment purposes               (1,568)    (118,180)          --       (4,000)          --     (123,748)
   Principal collections on loans not sold                    63      148,179           --        1,250           --      149,492
   Proceeds from sale of real estate acquired
      through foreclosure                                    418        3,907           --           --           --        4,325
   Purchase of property and equipment                       (359)      (8,601)        (174)          --           --       (9,134)
   Other                                                    (233)         411        1,310           --           --        1,488
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Net cash provided by (used in) investing
      activities                                          (1,679)      25,716        1,136       (2,750)          --       22,423
                                                       ---------    ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
   Advances on notes payable to banks                         --      325,427           --        7,803           --      333,230
   Payments on notes payable to banks                         --     (262,021)          --         (825)          --     (262,846)
   Retirement of senior unsecured debt                    (9,026)          --           --           --           --       (9,026)
   Net increase in notes payable to investors                 --        4,878           --           --           --        4,878
   Net (decrease) increase in subordinated
      debentures                                              --       (1,137)          --           --           --       (1,137)
   Advances (to) from subsidiary                          10,740       (2,874)      (7,190)        (676)          --           --
   Proceeds from issuance of additional common
      stock                                                  215           --           --           --           --          215
   Other                                                      (5)         (19)          --       (1,251)       1,270           (5)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Net cash provided by (used in) financing
      activities                                           1,924       64,254       (7,190)       5,051        1,270       65,309
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Net increase (decrease) in cash and cash
      equivalents                                            (40)      18,702         (263)        (127)          --       18,272
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                       713        6,411          263          174           --        7,561
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   END OF PERIOD                                       $     673    $  25,113    $      --    $      47    $      --    $  25,833
                                                       =========    =========    =========    =========    =========    =========


NOTE 9--INCOME TAXES

         A reconciliation of the provision for Federal and State income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes and minority interest are as follows:


                                                                         Nine Months Ended                Three Months Ended
                                                                           September 30,                    September 30,
                                                                   -------------------------------    ---------------------------
                                                                        1999              1998            1999           1998
                                                                   --------------     ------------    -----------    ------------
                                                                                            (in thousands)
Statutory federal rate of 34% applied to pre-tax income from
  continuing operations before minority interest and                   $ (8,208)       $(20,920)       $ (3,628)       $ (7,201)
  extraordinary item
State income taxes, net of federal income tax benefit                        47             253               4              28
Change in the beginning of period balance of the valuation
  allowance for deferred tax assets allocated to income tax expense         121          21,925           2,454           5,514
Nondeductible expenses                                                       16              76               4              21
Amortization of excess cost over net assets of acquired businesses           14              44               5              12
Effect of losses on tax provision                                         8,010          (1,015)          1,413           2,230
Tax on excess inclusions from REMICS                                        675           3,641              55             396
Other, net                                                                    0             105            (252)           (135)
                                                                       --------        --------        --------        --------
                                                                       $    675        $  4,109        $     55        $    865
                                                                       ========        ========        ========        ========


         Provision for income taxes from continuing operations is comprised of the following:


                    Nine Months Ended  Three Months Ended
                       September 30,      September 30,
                   ------------------   ---------------
                     1999      1998       1999    1998
                   --------   -------   ------- -------
                              (in thousands)

Current
  Federal           $  604   $3,725    $   49   $  822
  State and local       71      384         6       43
                    ------   ------    ------   ------

                    $  675   $4,109    $   55   $  865
                    ======   ======    ======   ======


         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:


                                                                               September 30,  December 31,
                                                                                   1999          1998
                                                                              --------------   ----------
                                                                                     (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                             $  (597)     $(1,011)
   Difference between book and tax basis of the residual receivables associated
    with the Company's investment in its affiliated real estate investment trust   (1,073)      (1,513)

   Deferred loan costs                                                               (203)        (333)
   Other                                                                              (11)         (11)
                                                                                  -------      -------
     Total gross deferred tax liabilities                                         $(1,884)     $(2,868)
                                                                                  ========     ========

                                                                          September 30,         December 31,
                                                                               1999                 1998
                                                                          ---------------     ----------------
                                                                                    (In thousands)
Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles                189                  178
   Differences between book and tax basis of REMIC residual receivables            4,510                5,318
   Allowance for credit losses                                                     3,201                3,582
   AMT credit carryforward                                                            19                   58
   Operating loss carryforward                                                    18,991               17,871
   Deferred loan fees                                                                321                  780
   Reserves on real estate owned aquired through foreclosure                         114                  114
   Restructuring reserves for leases                                                 319                  640
   Other                                                                             164                  150
                                                                          ---------------     ----------------
     Total gross deferred tax assets                                              27,828               28,691
     Less valuation allowance                                                    (21,793)             (21,672)
     Less gross deferred tax liabilities                                          (1,884)              (2,868)
                                                                          ---------------     ----------------
   Net deferred tax asset                                                 $        4,151      $         4,151
                                                                          ===============     ================

         The valuation allowance for deferred tax assets at December 31, 1998 was $21.7 million. The increase in the valuation allowance for the nine months ended September 30, 1999, and the year ended December 31, 1998, was $0.1 million and $21.7 million, respectively. The valuation allowance at September 30, 1999 relates primarily to net operating loss ("NOL") carryforwards. The ability to fully utilize all of the NOL's is reduced by the Company's anticipated current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $1.8 million in the nine months ended September 30, 1999 and $5.2 million in 1998 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may make adjustments to these reserves if deemed necessary in the future.

         As of September 30, 1999, the Company has available Federal NOL's expiring as follows (in thousands):


                        1999                    $         4,340
                        2000                              3,297
                        2001                              1,911
                        2002 and after                   46,308
                                                ---------------
                                                $        55,856
                                                ===============

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

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Exchange Act filing, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, the ability of the Company's suppliers, vendors, customers, and other third parties on which the Company relies to be Year 2000 ready, and other detrimental developments.

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

         During 1998, the Company decided to focus primarily on the Company's larger direct mail retail mortgage operation and its mortgage brokerage business. This decision resulted in the sale of the auto loan portfolio in March of 1998, and the small-business loan unit in the fourth quarter of 1998. The $57.9 million loss in the first nine months of 1998 includes both the $110,000 loss from the auto operations and the $2.8 million loss from the small-business loan unit. The first nine months of 1998 also includes the $3.4 million loss related to the small retail origination subsidiary, SLC, that was sold in August of 1998. The Company has significantly reduced the general and administrative expenses associated with originating retail mortgage loans as a result of consolidating the three retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona and Houston, Texas into one retail operating center located at the Company's headquarters in Greenville, South Carolina in 1998. A major focus in 1998 and 1999 is to better match the Company's cost structure to the Company's loan origination volumes. The Company's production declined 75.3% and general and administrative expenses decreased 61.3%, when comparing the first nine months of 1999 with the same period for 1998.

         During the last three quarters of 1998 and first nine months of 1999, the Company's primary focus was to increase liquidity and to reduce outstanding borrowings. This resulted in the decision to significantly reduce the size of the Company's loan portfolio and to sell the loans for cash with servicing released. This decision resulted in increasing the Company's liquidity to levels that allowed the Company both to reduce its revolving warehouse line of credit substantially from prior year levels as well as to repurchase senior unsecured debt. The decision also resulted in a reduction in the serviced loan portfolio. The Company completed a securitization of seasoned first and second mortgage loans in May 1999 which resulted in an additional liquidity of $33.0 million for the Company because a portion of these loans were ineligible for inclusion in the borrowing base under the Company's warehouse line of credit. Due to the nature of these seasoned higher LTV loans that were securitized in May 1999 and the resulting high overcollateralization requirements, the Company only recognized a gain of 2.9% on its securitization transaction in the second quarter of 1999. The Company may securitize loans in future quarters depending upon liquidity needs and market conditions. However, it currently plans to sell its loans, servicing released, on the secondary market for the remainder of 1999.

MARKET CONDITIONS

         The Company believes as a result of higher than anticipated prepayments on securitized loan pools and concerns in the market about the creditworthiness of several issuers of securitized assets as well as global economic concerns, corporate interest rate spreads within the industry widened significantly in the third and fourth quarters of 1998. These conditions negatively impacted the securitization and whole loan sale markets. As spreads widened, securitization as a means of financing became less attractive. As a result, more issuers turned to the whole loan sale market during this period of time. As this additional whole loan product flowed into the market, whole loan sale premiums eroded, which, in turn, adversely impacted issuers' profitability and created a liquidity crisis for the industry.

         During the first nine months of 1999, the difference in the investor rates required on loan products sold compared to treasury rates on comparable maturities has declined from the wide spreads that were experienced in the last half of 1998, but have increased slightly in the third quarter from the previous quarter. As a result of the market turmoil that was experienced in 1998, the number of companies that are able to provide the same or similar products has been reduced. The Company believes that its effort to closely monitor its liquidity position allowed the Company to weather the market turmoil in late 1998. The premiums investors are willing to pay to purchase the Company's loans have generally increased slightly, with some fluctuation, during 1999. Premiums on whole loan sales averaged 1.2% in January 1999 compared to an average of 2.9% in September 1999, excluding the losses incurred on the sale of some older seasoned loans. However, there are still significant pressures on margins and the Company continues to operate in a very competitive environment. The premiums are down slightly from the second quarter 1999 due to wider spreads in the capital markets as well as an increased interest rate environment.

The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                       AT AND FOR THE NINE MONTHS          AT AND FOR THE YEARS ENDED
                                                           ENDED SEPTEMBER 30,                    DECEMBER 31,
                                                     --------------------------------    --------------------------------
                                                         1999              1998              1998              1997
                                                     --------------    --------------    -------------    ---------------
                                                           (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated                         $  173,485        $   598,439        $   659,444        $ 1,176,800
   Mortgage loans sold                                  163,332            485,687            623,675            435,333
   Mortgage loans securitized                            59,630             90,489             92,173            487,563
   Total mortgage loans owned (period end)               53,490            202,201            117,685            231,145
   Total serviced mortgage loans (period end)           439,409            673,672            550,304            768,556
   Total serviced  unguaranteed mortgage loans
      (period end) (1)                                  439,409            673,672            550,304            700,248
   Average mortgage loans owned (2)                      78,398            268,818            245,915            215,790
   Average serviced mortgage loans (2)                  495,917            785,824            744,221            443,318
   Average serviced unguaranteed mortgage loans (1)     495,917            784,675            743,362            411,549
   Average interest earned (2)                             8.82  %           10.74  %           10.34  %           10.92  %

SMALL-BUSINESS LOANS:
   Small-business loans originated                   $       --        $   101,082        $   122,902        $    81,018
   Small-business loans sold                                 --             42,935            141,041             41,232
   Small-business loans securitized                          --              1,827              1,827             24,286
   Total small-business loans owned (period end)         10,175             86,975              7,054             45,186
   Total serviced small-business loans (period end)      10,175            255,221              7,054            198,876
   Total serviced unguaranteed small-business loans
      (period end) (3)                                   10,175            108,636              7,054             78,822
   Average small-business loans owned (2)                 9,406             63,578             59,598             38,427
   Average serviced small-business loans (2)              9,406            227,431            202,446            165,053
   Average serviced unguaranteed small-business loans
      (2)(3)                                              9,406             93,729             82,270             61,420
   Average interest earned (2)                             7.05  %           14.15  %           14.28  %           15.89  %

AUTO LOANS:
   Auto loans originated                             $       --        $     2,983        $     2,982        $    15,703
   Auto loans sold                                           --             20,578             20,898                 --
   Auto loans securitized                                    --                 --                 --                 --
   Total auto loans owned (period end)                       --                361                 --             21,284
   Total serviced auto loans (period end)                    --                361                 --             21,284
   Total serviced unguaranteed auto loans (period end)       --                361                 --             21,284
   Average auto loans owned (2)                              --              6,927              5,340             17,104
   Average serviced auto loans (2)                           --              6,927              5,340             22,267
   Average serviced unguaranteed auto loans (2)              --              6,927              5,340             22,267
   Average interest earned (2)                               --  %           21.22  %           21.28  %           24.05  %

TOTAL LOANS:
   Total loans originated                            $  173,485        $   702,504        $   785,328        $ 1,273,521
   Total loans sold                                     163,332            549,200            785,614            476,565
   Total loans securitized                               59,630             92,316             94,000            511,849
   Total loans receivable (period end)                   63,665            289,537            124,739            297,615
   Total serviced loans (period end)                    449,584            929,254            557,358            988,716
   Total serviced  unguaranteed  loans (period end)     449,584            782,669            557,358            800,354
     (1)(3)
   Total average loans owned                             87,804            339,323            310,853            271,321
   Total average serviced loans                         505,323           1,020,182           952,007            630,638
   Total average serviced unguaranteed loans            505,323            885,331            830,972            495,236
   Average interest earned                                 8.63  %           11.61  %           11.28  %           12.53  %
------------------------------
(1) Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed based on the daily balances outstanding except in
    1997, in which monthly balances outstanding were used to compute averages for mortgage loans.
(3) Excludes guaranteed portion of SBA loans.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                            FOR THE NINE MONTHS            FOR THE THREE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                        ----------------------------    ---------------------------
                                                            1999            1998           1999            1998
                                                        -------------    -----------    -----------     -----------
Interest income                                             29.2  %         42.7  %        31.8  %        52.2  %
Servicing income                                            33.1            14.7           46.8           13.1
Gross gain on sale of loans                                 19.3            22.8            1.3           12.7
Loan fees, net                                              13.4            14.6           12.8           16.5
Other revenues                                               5.0             5.2            7.3            5.5
                                                        -------------    -----------    -----------     -----------
         Total revenues                                    100.0  %        100.0  %       100.0  %       100.0  %
                                                        =============    ===========    ===========     ===========

Interest expense                                            55.4  %         41.0  %        67.8  %        50.1  %
Provision for credit losses                                  5.7            15.3           30.0           18.3
Costs on REO and defaulted loans                             9.3             2.4           13.1            6.6
Fair value write-down of residual receivables                7.1            20.6           15.3           26.8
Salaries, wages and employee benefits                       68.8            67.8           89.0           62.9
Business development costs                                  16.3            12.3           23.9            9.9
Other general and administrative expenses                   42.1            29.6           52.4           32.1
                                                        -------------    -----------    -----------     -----------
Total expenses                                             204.7           189.0          291.5          206.7

Loss before income taxes, minority interest and
   extraordinary item                                     (104.7)          (89.0)        (191.5)        (106.7)
Provision for income taxes                                   2.9             5.9            0.9            4.4
Minority interest in income of subsidiaries                 (0.1)            0.1            (0.1)          0.1
Extraordinary item-gain on extinguishment of debt, net     127.4            11.1          146.1           38.9
                                                        -------------    -----------    -----------     -----------
         Net income (loss)                                  19.7  %        (83.7) %       (46.4) %       (72.1) %
                                                        =============    ===========    ===========     ===========

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company recognized net income of $4.5 million for the nine months ended September 30, 1999 as compared to a net loss of $57.9 million for the nine months ended September 30, 1998. Included in the $4.5 million net income for the first nine months of 1999 is an extraordinary gain of $29.4 million on the extinguishment of debt. As previously discussed, the operations that were sold in 1998 are not included in the first nine months of 1999 operating results. The sale of these operations significantly affects the comparison of the first nine months of 1999 to the same period in 1998.

         Total revenues decreased $46.1 million, or 66.6%, to $23.1 million for the nine months ended September 30, 1999 from $69.2 million for the nine months ended September 30, 1998. The reductions in revenues resulted primarily from $22.9 million less interest income, a decrease of $18.4 million in total net gain on sale of loans and $2.6 million decline in servicing income.

         Interest income decreased $22.9 million, or 77.4%, to $6.7 million for the nine months ended September 30, 1999 from $29.6 million for the nine months ended September 30, 1998. The decrease in interest income resulted primarily from a $251.5 million, or 74.1%, decrease in average loans receivable outstanding to $87.8 million for the nine months ended September 30, 1999 compared to $339.3 million for the same period in 1998. In addition, the Company experienced a 298 basis point decline in average yield. The average yield in the first nine months of 1999 was 8.6% compared to 11.6% in the same period of 1998. The decrease in average loans receivable outstanding relates in part to the $54.2 million reduction in average small-business loans outstanding and the $6.9 million reduction in average auto loans outstanding. These reductions resulted from the sale of substantially all of the loans in these two portfolios in 1998 as previously discussed. The remaining $190.4 million reduction relates to management's decision to reduce the balance in the mortgage loan portfolio through whole loan sales and to use the proceeds to reduce outstanding borrowings. The reduction in the average yield earned in the nine months ended September 30, 1999 compared to the first nine months in 1998 resulted in part from a reduction in the mortgage yield earned due to increased loans on "non-accrual" status, and in part from a change in the mix of the Company's total portfolio. In the first nine months of 1999, substantially all of the Company's loan portfolio was mortgage loans that yielded an average of 8.8%. In the first nine months of 1998, the Company had a portfolio of small-business loans that had an average yield of 14.1%, an auto loan portfolio that had an average yield of 21.2%, and a mortgage loan portfolio that had an average yield of 10.7%.

         Servicing income decreased $2.6 million, or 25.5%, to $7.6 million for the nine months ended September 30, 1999 from $10.2 million for the same period in 1998. The reduction was primarily due to a $380.0 million, or 42.9%, decrease in average serviced loan portfolio. The Company serviced an average of $505.3 million in loans in the first nine months of 1999 compared to an average of $885.3 million in the first nine months of 1998. The $380.0 million reduction in average loans serviced resulted largely from a $288.8 million reduction in the average mortgage loans serviced portfolio, the sale of the small-business loan portfolio that averaged $93.7 million in the first nine months of 1998, and the sale of the auto loans that averaged $6.9 million in the first nine months of 1998. The reduction in the average mortgage loans serviced in the first nine months of 1999 compared to the same period in 1998 resulted from lower loan origination volume and the Company's decision, beginning in the second quarter of 1998, to sell, on a servicing released basis, a substantial portion of its production and portfolio, versus securitizing those loans and retaining servicing. However, the Company completed a securitization of approximately $59.6 million of mortgage loans in the second quarter of 1999 with servicing retained.

         Gross gains on sale of loans declined $11.3 million, or 71.5%, to $4.5 million for the nine months ended September 30, 1999, from $15.8 million for the nine months ended September 30, 1998. Cash gain on sale of loans decreased $10.3 million, or 79.2%, to $2.7 million for the nine months ended September 30, 1999 from $13.0 million for the nine months ended September 30, 1998, while non-cash gain decreased $1.1 million. The decrease in cash gains resulted from both a reduction in the amount of loans sold and a reduction in the net premiums received in the first nine months of 1999 compared to the same period in 1998. In the first nine months of 1999, the Company had mortgage whole loan sales of $163.3 million and received a net premium of 1.7% compared to small-business and mortgage loan sales of $528.6 million in the first nine months of 1998 in which it received a net premium of 2.5%. The lower sales were a result of lower loan production. The Company believes the reduction in premiums received is primarily from lower premiums being paid by investors in the first nine months of 1999 compared to the first nine months of 1998 because of changes in market conditions. However, premiums received on whole-loan sales have generally been increasing in 1999, growing from an average of 1.2% in January 1999 to 2.9% in September 1999, before considering losses incurred on the sale of some older seasoned loans. The premiums are down slightly from the second quarter 1999 due to wider spreads in the capital markets as well as an increased interest rate environment. Loan production has generally been increasing in 1999, growing from $52.6 million in the first quarter 1999 to $62.5 million in the third quarter 1999.

         In March 1998, the Company sold $20.6 million of auto loans at book value and therefore did not record a gain. In the first nine months of 1998, the Company securitized $92.3 million of mortgage and small-business loans and realized $8.1 million of non-cash gains (before considering a mark-to-market write-down on second mortgage loans), for a gain of 8.8%. The Company also recorded a non-cash mark-to-market write-down of $5.3 million in the first nine months of 1998 that related to second mortgage loans. This was recorded as a reduction to the non-cash gains recognized in 1998. No such mark-to-market write-down was required in the first nine months of 1999. The Company realized $1.7 million of non-cash gains in the nine months ended September 30, 1999 resulting from the securitization of $59.6 million of loans in May 1999, for a gain of 2.9%. The non-cash gain recorded for the first nine months of 1999 was lower than the same period in 1998 due to fewer loans securitized, higher subordination levels required on the 1999 securitization, and wider spreads to treasury securities in 1999 on the pass-through rate.

         Net loan fees decreased $7.0 million, or 69.3%, to $3.1 million for the nine months ended September 30, 1999 from $10.1 million for the same period in 1998. The primary reason for lower net loan fees is the reduction in loans that were either sold or securitized in the first nine months of 1999 compared to the same period of 1998 as discussed above. The Company charged an average of 4.3% loan origination fees on its retail loan production in the first nine months of 1999 compared to 4.7% in the comparable period in 1998.

         Other revenue decreased $2.3 million, or 65.7%, to $1.2 million for the nine months ended September 30, 1999 compared to $3.5 million in the first nine months of 1998. The decrease relates primarily to fewer late charges as a result of a smaller loan portfolio in the first nine months of 1999 compared to the first nine months of 1998. Also in the first nine months of 1998, the small-business unit recorded as other income, an approximately $500,000 increase in the value of securities owned relating to the commercial mezzanine lending operation.

         Total expenses decreased $83.5 million, or 63.9%, to $47.2 million for the nine months ended September 30, 1999 from $130.7 million for the same period in 1998. Total expenses are comprised of interest expenses, provision for credit losses, costs on real estate owned ("REO") and defaulted loans, fair value adjustments of residual receivable, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses are due largely to the Company's sale of its auto and small-business lending operations, the sale of its small retail origination subsidiary, SLC, and consolidation of its mortgage operations into a single location.

         Interest expense decreased $15.5 million, or 54.8%, to $12.8 million for the nine months ended September 30, 1999 from $28.3 million for the nine months ended September 30, 1998. The decrease in interest expense was due principally to the reduction in borrowings associated with the decrease in the Company's average loan portfolio, and from the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of $74.2 million of notes in the first nine months of 1999. This decrease was partly offset by the cost of borrowings that were required to fund the Company's operating losses in 1999 as well as a higher interest rate on the existing warehouse line of credit as compared to the previous warehouse lines of credit in place prior to June 30, 1998.

         Provision for credit losses decreased $9.3 million, or 87.7%, to $1.3 million for the nine months ended September 30, 1999 from $10.6 million for the same period in 1998. The decrease in the required provision was the result of lower loan delinquency and a significantly smaller loan portfolio.

         Costs on REO and defaulted loans increased $400,000, or 23.5% to $2.1 million for the nine months ended September 30, 1999 from $1.7 million for the same period in 1998. This increase is the result of additional forced placed insurance, attorney fees and taxes paid in 1999 on defaulted loans.

         Fair value write-down of residual receivable decreased $12.6 million, or 88.7%, to $1.6 million for the nine months ended September 30, 1999 from $14.2 million for the same period in 1998. The write-down required for 1998 was due to faster than anticipated prepayments on the Company's securitization pools. Only minimal changes in valuation assumptions were required in the first nine months of 1999, with the assumed constant prepayment rates ("CPR") changing from 30% to 28% based on recent trends. The better than anticipated prepayment speeds in 1999 resulted in an increase in fair value of the residual receivable of approximately $1.0 million. However, losses on foreclosed properties in the securitization pools caused the write-down of the residual receivable.

         Total general and administrative expense decreased $46.6 million, or 61.4%, to $29.3 million for the nine months ended September 30, 1999, from $75.9 million for the same period in 1998. This resulted primarily because salaries, wages and employee benefits decreased $31.0 million, or 66.1%, to $15.9 million for the nine months ended September 30, 1999, from $46.9 million for the same period in 1998. The Company reduced the number of employees to 385 at September 30, 1999 from 842 at September 30, 1998. In addition, business development costs declined $4.7 million, or 55.3%, to $3.8 million for the nine month period in 1999 compared to $8.5 million for the same period in 1998. Other general and administrative expenses also declined $10.8 million, or 52.7%, to $9.7 million in the nine month period in 1999 compared to $20.5 million in the same period for 1998. The primary reasons for the significant reductions are the sale of various business units in 1998 and the cost reductions from the retail center consolidations that were previously discussed. Recent general and administrative expense reduction initiatives in the third quarter 1999 are expected to result in lower fourth quarter expenses. Furthermore, the Company is continuing to evaluate additional cost reductions.

         The Company has recorded current tax expense of $700,000 and $4.1 million for the nine months ended September 30, 1999 and 1998, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. The latest two securitizations were structured utilizing alternatives to a real estate mortgage investment conduit ("REMIC"), which do not generate excess inclusion income.

         In the first nine months of 1999, the Company recorded a $29.4 million extraordinary gain on the extinguishment of debt related to the purchase of $74.2 million of its Senior Notes. The purchase price of the Senior Notes was $42.7 million, or a weighted average of 57.5% of face value. A proportionate share of the unamortized debt origination cost ($2.1 million) relating to the issuance of the Senior Notes was charged against this gain. At September 30, 1999 the Company had $12.4 million of Senior Notes outstanding.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company recognized a net loss of $2.6 million for the three months ended September 30, 1999 as compared to a net loss of $14.3 million for the three months ended September 30, 1998. Included in the $2.6 million net loss for the three months ended September 30, 1999 is an extraordinary gain of $8.1 million on the extinguishment of debt. As previously discussed, the operations that were sold in 1998 are not included in the 1999 operating results. The sale of these operations significantly affects the comparison of 1999 to the same period in 1998.
         Total revenues decreased $14.2 million, or 71.7%, to $5.6 million for the three months ended September 30, 1999 from $19.8 million for the three months ended September 30, 1998. The reductions in revenues resulted primarily from $8.6 million less interest income, a decrease of $5.0 million in total net gain on sale of loans and a $700,000 decrease in other revenues.

         Interest income decreased $8.6 million, or 82.7%, to $1.8 million for the three months ended September 30, 1999 from $10.4 million for the three months ended September 30, 1998. The decrease in interest income resulted primarily from a $220.1 million, or 76.4%, decrease in average loans receivable outstanding to $68.0 million for the three months ended September 30, 1999 compared to $288.1 million for the same period in 1998. In addition, the Company experienced a 385 basis point decline in average yield. The average yield in the three months ended September 30, 1999 was 10.6% compared to 14.4% in the same period of 1998. The reduction to yield was due primarily to the impact of non-accrual loans relative to total outstanding loans and the sale of higher yielding second mortgages and small business loans, thereby changing the mix of the Company's retained loans receivable. The decrease in average balance relates partially to the $77.6 million reduction in small-business loans that resulted from the sale of substantially all of the loans in that portfolio. The remaining $210.5 million reduction relates to management's decision to reduce the balance in the mortgage loan portfolio through whole loan sales and to use the proceeds to reduce outstanding borrowings.

         Servicing income remained flat at $2.6 million for the three months ended September 30, 1999 compared to the same period in 1998. The Company serviced an average of $454.6 million in loans in the three months ended September 30, 1999 compared to an average of $820.8 million in the three months ended September 30, 1998. The $366.2 million reduction in average loans serviced resulted from the sale of the small-business loan portfolio that averaged $106.5 million in the three months ended September 30, 1998 and a $268.8 million reduction in the mortgage loans serviced portfolio. The reduction in the mortgage loans serviced in the three months ended September 30, 1999 compared to the same period in 1998, resulted from the Company's decision in the second quarter of 1998 to sell, on a servicing released basis, a substantial portion of its production and portfolio versus securitizing those loans and retaining servicing. However, the Company completed a securitization of approximately $59.6 million of mortgage loans in the second quarter of 1999 with servicing retained. While average serviced loans decreased significantly for the three months ended September 30, 1999 compared to the same period in 1998, servicing income remained flat due to the excess cash flows received from the securitization trusts.

         Gross gains on sale of loans declined $2.4 million, or 96.0%, to $70,000 for the three months ended September 30, 1999, from $2.5 million for the three months ended September 30, 1998. The decrease in cash gains resulted from a reduction in the amount of loans sold, and lower net premiums received in the three months ended September 30, 1999 compared to the same period in 1998. In the three months ended September 30, 1999, the Company had whole loan mortgage sales of $68.8 million and received a net premium of 1.7%, compared to small-business and mortgage loan sales of $208.9 million in the three months ended September 30, 1998 in which it received a net premium of 2.2%. The lower sales were a result of lower loan production. The lower premiums in the third quarter 1999 were due to the sale of $4.7 million in older seasoned loans at a substantial discount. If the loss sales were excluded from the third quarter 1999, average premium earned was 3.0%.

         Net loan fees decreased $2.6 million, or 78.8% to $700,000 for the three months ended September 30, 1999 from $3.3 million for the same period in 1998. The primary reason for lower net loan fees is the reduction in loans that were sold in the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

         Other revenue decreased $700,000, or 63.6%, to $400,000 for the three months ended September 30, 1999 compared to $1.1 million in the three months ended September 30, 1998. The decrease relates partially to fewer late charges as a result of a smaller loan portfolio in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 and partially to the sale of the small-business lending operation.

         Total expenses decreased $24.8 million, or 60.5%, to $16.2 million for the three months ended September 30, 1999 from $41.0 million for the same period in 1998. Total expenses are comprised of interest expenses, provision for credit losses, costs on REO and defaulted loans, fair value adjustments of residual receivable, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses are due largely to the Company's sale of its auto and small-business lending operations, the sale of its small retail origination subsidiary, SLC, and consolidation of its mortgage operations into a single location.

         Interest expense decreased $6.2 million, or 62.0%, to $3.8 million for the three months ended September 30, 1999 from $10.0 million for the three months ended September 30, 1998. The decrease in interest expense was due principally to the reduction in borrowings associated with the decrease in the Company's average loan portfolio, and to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of $25.0 million of notes in the third quarter of 1999. This decrease was partially offset by the cost of borrowings that were required to fund the Company's operating losses in 1999.

         Provision for credit losses decreased $1.9 million, or 52.8%, to $1.7 million for the three months ended September 30, 1999 from $3.6 million for the same period in 1998. The decrease in the provision was the result of lower loan delinquency and a significantly smaller loan portfolio.

         Costs on REO and defaulted loans decreased $600,000, or 46.2%, to $700,000 for the three months ended September 30, 1999 from $1.3 million for the same period in 1998. The decrease is the result of lower losses on the sale of REO properties. These decreased losses were partially offset by increases in attorney fees, force placed insurance and property taxes paid on defaulted loans.

         Fair value write-down of residual receivable decreased $4.4 million, or 83.0%, to $900,000 for the three months ended September 30, 1999 from $5.3 million for the same period in 1998. The write-down required for 1998 was due to faster than anticipated prepayments on the Company's securitization pools. Only minimal changes in valuation assumptions were required for the three months ended September 30, 1999, with the assumed CPR's changing from 30% to 28% based on recent trends. The better than anticipated prepayment speeds in 1999 were offset by write-downs on foreclosed properties in the securitization pools.

         Total general and administrative expense decreased $11.6 million, or 55.8%, to $9.2 million for the three months ended September 30, 1999, from $20.8 million for the same period in 1998. This resulted primarily because salaries, wages and employee benefits decreased $7.5 million, or 60.0%, to $5.0 million for the three months ended September 30, 1999, from $12.5 million for the same period in 1998. The Company reduced the number of employees to 385 at September 30, 1999 from 842 at September 30, 1998. In addition, business development costs decreased $700,000, or 35.0%, to $1.3 million for the three month period ended September 30, 1999 compared to $2.0 million for the same period in 1998. Other general and administrative expenses also declined $3.5 million, or 54.7%, to $2.9 million in the three month period ended September 30, 1999 compared to $6.4 million in the same period for 1998. The primary reasons for the significant reductions are the sale of various business units in 1998 and the cost reductions from the retail center consolidations that were previously discussed.

         The Company has recorded current tax expense of $55,000 and $900,000 for the three months ended September 30, 1999 and 1998, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense.

         In the three months ended September 30, 1999, the Company recorded an $8.1 million extraordinary gain on the extinguishment of debt related to the purchase of $25.0 million of its Senior Notes. The purchase price of the Senior Notes was $16.1 million, or a weighted average of 64.7% of face value. A proportionate share of the unamortized debt origination cost ($700,000) relating to the issuance of the Senior Notes was charged against this gain.

FINANCIAL CONDITION

         Net loans receivable decreased $59.2 million, or 50.6%, to $57.7 million at September 30, 1999 from $116.9 million at December 31, 1998. The reduction in net loans receivable resulted primarily from the decision to sell residential mortgage loans and to use the proceeds to reduce debt.

         The residual receivable was $48.7 million at September 30, 1999, and $43.9 million at December 31, 1998. This increase resulted primarily from the residual retained on the 1999-1 securitization transaction completed in May 1999, partially offset by the amortization of the other residual assets from prior securitizations.

         Net property and equipment decreased by $1.6 million to $18.1 million at September 30, 1999, from $19.7 million at December 31, 1998. This decrease resulted primarily from depreciation expenses. Real estate acquired in foreclosure increased $1.1 million to $7.0 million at September 30, 1999, from $5.9 million at December 31, 1998. This increase resulted primarily from additional foreclosures on mortgage loans within the period, partially offset by the sale of foreclosed properties.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse line of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At September 30, 1999, the Company had $3.3 million outstanding under its revolving warehouse line of credit to banks, which compares with $16.7 million at December 31, 1998, for a decrease of $13.4 million. At September 30, 1999, the Company had $144.4 million of CII notes payable to investors and subordinated debentures outstanding, which compares with $135.9 million at December 31, 1998, for an increase of $8.5 million.

         The aggregate principal amount of outstanding Senior Notes was $12.4 million at September 30, 1999 compared to $86.6 million on December 31, 1998. In the nine months ended September 30, 1999, the Company purchased $74.2 million of its Senior Notes for a purchase price of $42.7 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at September 30, 1999 was $10.5 million, compared to $5.8 million at December 31, 1998, an increase of $4.7 million. This increase resulted primarily from net earnings of $4.5 million for the nine months ended September 30, 1999. The $4.5 million net earnings resulted from the $29.4 million extraordinary item from the gain on extinguishment of debt, partially offset by $24.8 million loss from operations.

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

            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                                      AT AND FOR       AT AND FOR THE
                                                       THE NINE         THREE MONTHS         AT AND FOR THE YEARS ENDED
                                                     MONTHS ENDED           ENDED                   DECEMBER 31,
                                                    SEPTEMBER 30,       SEPTEMBER 30,      -------------------------------
                                                         1999               1999               1998              1997
                                                    ---------------    ----------------    -------------     -------------
                                                            (IN THOUSANDS)
Allowance for credit losses at beginning of period  $        6,659      $        4,842     $      6,528      $      3,084
Net charge-offs                                             (2,245)               (777)          (8,791)           (5,166)
Provision charged to expense                                  1,323              1,672           11,905            10,030
Write-down of allowance due to sale of receivables              --                  --           (2,983)               --
Securitization transfers                                        --                  --               --            (1,420)
                                                    ---------------    ----------------    -------------     -------------
Allowance for credit losses at end of the period    $        5,737      $        5,737     $      6,659      $      6,528
                                                    ===============    ================    =============     =============

         The Company considers its allowance for credit losses at September 30, 1999 to be adequate in view of the Company's improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 9.01% at September 30, 1999 and 5.34% at December 31, 1998. The percentage of total serviced mortgage loans past due 30 days or more declined to 12.54% at September 30, 1999 compared to 13.62% at December 31, 1998. The Company incurred net charge-offs on retained loans of $2.2 million in the nine months ended September 30, 1999 compared to $6.0 million in net charge-offs on retained loans in the nine months ended September 30, 1998. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

         The table below summarizes certain information with respect to the Company's allowance for losses on the securitization residual assets for each of the periods indicated.

   SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                                  AT AND FOR THE      AT AND FOR THE
                                                   NINE MONTHS         THREE MONTHS          AT AND FOR THE YEARS
                                                      ENDED                ENDED              ENDED DECEMBER 31,
                                                  SEPTEMBER 30,        SEPTEMBER 30,      ---------------------------
                                                       1999                1999              1998            1997
                                                 -----------------    ----------------    -----------     -----------
                                                                        (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning of period          $  7,165            $  7,313          $ 14,255         $  1,202
Net charge-offs                                           (33)                106              (147)          (1,645)
Provision netted against gain on securitizations        1,267                  --             2,242           13,278
Sale of small-business residual assets                     --                  --            (2,957)              --
Mark-to-market adjustment                                 (68)                261            (6,228)              --
Loss on sale of securitized REO                          (924)               (273)               --               --
Allowance transferred from owned portfolio                 --                  --                --            1,420
                                                     --------            --------          --------         --------
Allowance for losses at the end of the period        $  7,407            $  7,407          $  7,165         $ 14,255
                                                     ========            ========          ========         ========

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

      SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                               AT AND FOR       AT AND FOR THE
                                                                THE NINE         THREE MONTHS       AT AND FOR THE YEARS ENDED
                                                              MONTHS ENDED           ENDED                 DECEMBER 31,
                                                              SEPTEMBER 30,       SEPTEMBER 30,    ---------------------------
                                                                  1999               1999              1998         1997
                                                                --------           --------          --------     --------
                                                                                        (IN THOUSANDS)
Allowance for credit losses at beginning of period              $ 13,824           $ 12,155          $ 20,783     $  4,286

Write-down of allowance due to sale of loans receivable               --                 --            (2,983)          --
Net charge-offs                                                   (2,278)              (671)           (8,938)      (6,811)
Provision charged to expense                                       1,323              1,672            11,905       10,030
Provision netted against gain on securitizations                   1,267                 --             2,242       13,278
Sale of small-business residual asset                                 --                 --            (2,957)          --
Mark-to-market adjustment                                            (68)               261            (6,228)          --
Loss on sale of securitized REO                                     (924)              (273)               --           --
                                                                --------           --------          --------     --------
Allowance for credit losses at the end of the period            $ 13,144           $ 13,144          $ 13,824     $ 20,783
                                                                ========           ========          ========     ========

Allowance as a % of total serviced unguaranteed portfolio           2.92%              2.92%             2.48%        2.60%
Annualized  net  charge-offs  as  a % of  average  serviced
      unguaranteed portfolio                                        0.60%              0.50%             1.08%        1.38%

The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans receivable                 $  5,737           $  5,737          $  6,659     $  6,528
Allowance for credit losses on residual receivable                 7,407              7,407             7,165       14,255
                                                                --------           --------          --------     --------
Total allowance for credit losses                               $ 13,144           $ 13,144          $ 13,824     $ 20,783
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

         The following sets forth delinquencies as a percentage of the total serviced mortgage portfolio for the periods indicated.

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1999                1998
                                                    ----------------    ----------------
                                                            (Dollars in thousands)
      Loans past due 30-59 days                      $    17,574           $    28,174
      As a % of total serviced mortgage portfolio           4.00%                 5.12%

      Loans past due 60-89 days                      $     7,730           $     8,647
      As a % of total serviced mortgage portfolio           1.76%                 1.57%

      Loans past due 90+ days                        $    29,784           $    38,109
      As a % of total serviced mortgage portfolio           6.78%                 6.93%

      Total loans past due                           $    55,088           $    74,930
      As a % of total serviced mortgage portfolio          12.54%                13.62%

Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Company's securitized mortgage loan pools.

                                                   CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $    77,435,632 $   120,860,326 $  130,917,899  $  118,585,860  $   62,726,105  $    59,219,199
              2                 $    77,405,312 $   120,119,653 $  169,093,916  $  118,061,792  $   62,300,302  $    57,977,700
              3                 $    76,709,417 $   119,364,510 $  168,182,957  $  148,291,454  $   61,609,815  $    57,201,142
              4                 $    75,889,160 $   118,965,905 $  166,783,489  $  146,880,279  $   60,768,433  $    56,168,578
              5                 $    75,395,969 $   117,238,693 $  165,608,534  $  145,775,696  $   59,347,948  $    55,351,358
              6                 $    74,630,019 $   115,870,168 $  164,084,260  $  144,465,651  $   58,739,309
              7                 $    73,149,957 $   113,537,447 $  161,880,416  $  143,048,555  $   57,829,352
              8                 $    72,261,386 $   112,100,397 $  158,220,175  $  140,482,698  $   56,918,186
              9                 $    71,342,842 $   110,468,401 $  155,854,981  $  137,318,432  $   55,894,240
              10                $    70,195,198 $   107,887,242 $  153,193,421  $  134,991,772  $   54,887,268
              11                $    68,981,147 $   105,138,088 $  148,382,102  $  131,582,081  $   53,817,889
              12                $    67,149,553 $   102,142,062 $  144,556,568  $  129,029,429  $   52,813,707
              13                $    65,705,603 $    98,876,084 $  140,265,621  $  125,457,545  $   51,834,618
              14                $    63,210,889 $    95,394,444 $  136,583,138  $  121,706,895  $   50,355,268
              15                $    60,052,314 $    92,501,939 $  133,252,925  $  118,983,067  $   49,261,441
              16                $    58,133,496 $    89,402,897 $  129,792,748  $  116,012,173  $   48,013,883
              17                $    56,900,372 $    83,793,933 $  127,118,396  $  112,424,165  $   46,682,595
              18                $    55,154,969 $    81,637,626 $  124,262,781  $   109,695,150 $   45,808,180
              19                $    50,852,179 $    79,392,938 $  119,512,141  $  107,288,894  $   44,422,122
              20                $    49,702,926 $   77,843,648  $  116,408,786  $  104,842,028
              21                $    48,629,373 $   76,319,392  $  113,506,699  $  101,806,498
              22                $    45,780,152 $   74,512,970  $  108,064,086  $   98,013,963
              23                $   44,612,888  $  71,644,155   $  104,734,353
              24                $   43,845,616  $  69,074,182   $  101,605,131
              25                $   42,879,623  $  66,456,654   $   98,057,107
              26                $   40,453,030  $  63,909,211
              27                $   38,939,475  $  61,789,775
              28                $   38,094,550  $  59,776,201
              29                $   37,287,522
              30                $   36,315,115
              31                $   35,921,142

                                               DELINQUENCIES > 30 DAYS PAST DUE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $           --  $      515,954  $      609,201  $      402,972  $       44,600  $     1,466,076
              2                 $    1,499,056  $    1,631,017  $    2,042,757  $    2,132,028  $    1,223,964  $     3,134,425
              3                 $    1,931,761  $    3,930,423  $    4,498,266  $    5,049,035  $    2,013,525  $     2,438,937
              4                 $    3,760,774  $    5,399,569  $    8,546,414  $    7,290,097  $    3,872,739  $     2,434,471
              5                 $    5,220,385  $    7,293,856  $   12,337,604  $   10,290,987  $    3,825,651  $     2,662,519
              6                 $    5,849,574  $    9,790,732  $   13,432,454  $   13,459,369  $    5,199,587
              7                 $    6,777,962  $   11,933,526  $   15,076,729  $   12,443,357  $    6,248,301
              8                 $    8,078,783  $   12,484,893  $   17,745,496  $   13,861,088  $    5,983,226
              9                 $    8,528,559  $   12,471,739  $   18,099,411  $   16,777,959  $    6,591,674
              10                $   10,008,415  $   11,304,455  $   16,680,011  $   19,050,239  $    6,317,098
              11                $   10,728,125  $   12,630,402  $   18,929,917  $   18,524,292  $    5,701,474
              12                $    9,257,295  $   14,540,910  $   21,295,026  $   18,470,254  $    5,950,145
              13                $    9,578,031  $   12,933,959  $   22,303,472  $   18,645,129  $    5,705,994
              14                $   10,757,672  $   12,674,148  $   21,746,520  $   17,059,730  $    5,287,678
              15                $    9,401,614  $   14,212,157  $   23,240,338  $   15,698,435  $    6,297,465
              16                $    8,127,303  $   14,386,886  $   22,031,312  $   16,318,099  $    6,255,440
              17                $    8,227,263  $   11,723,546  $   19,672,481  $   15,292,242  $    6,342,927
              18                $    8,708,963  $   11,171,133  $   18,472,732  $   15,132,124  $    7,150,420
              19                $    7,349,210  $   12,018,899  $   18,243,184  $   15,706,290  $    6,380,174
              20                $    7,217,783  $   11,810,332  $   18,119,731  $   16,301,760
              21                $    7,120,426  $   11,040,206  $   18,038,082  $   15,464,631
              22                $    6,661,879  $   10,286,947  $   16,452,727  $   14,333,343
              23                $    6,511,325  $   10,414,360  $   16,055,129
              24                $    6,250,278  $    8,906,082  $   15,924,085
              25                $    6,276,717  $    9,514,340  $   15,482,703
              26                $    5,442,995  $    8,806,693
              27                $    4,900,780  $    8,262,250
              28                $    6,106,097  $    8,642,370
              29                $    4,982,511
              30                $    5,346,769
              31                $    5,756,594

         Included in the principal balances and delinquency amounts is $5.6 million of real estate acquired through foreclosure at September 30, 1999.

                          DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION       1997-1       1997-2         1997-3       1997-4       1998-1      1999-1      AVERAGE
------------------------------------------------------------------------------------------------------------------------------
              1                     0.00%         0.43%        0.47%        0.34%         0.07%      2.48%         0.63%
              2                     1.94%         1.36%        1.21%        1.81%         1.96%      5.41%         2.28%
              3                     2.52%         3.29%        2.67%        3.40%         3.27%      4.26%         3.24%
              4                     4.96%         4.54%        5.12%        4.96%         6.37%      4.33%         5.05%
              5                     6.92%         6.22%        7.45%        7.06%         6.45%      4.81%         6.49%
              6                     7.84%         8.45%        8.19%        9.32%         8.85%                    8.53%
              7                     9.27%        10.51%        9.31%        8.70%        10.80%                    9.72%
              8                    11.18%        11.14%       11.22%        9.87%        10.51%                   10.78%
              9                    11.95%        11.29%       11.61%       12.22%        11.79%                   11.77%
              10                   14.26%        10.48%       10.89%       14.11%        11.51%                   12.25%
              11                   15.55%        12.01%       12.76%       14.08%        10.59%                   13.00%
              12                   13.79%        14.24%       14.73%       14.31%        11.27%                   13.67%
              13                   14.58%        13.08%       15.90%       14.86%        11.01%                   13.89%
              14                   17.02%        13.29%       15.92%       14.02%        10.50%                   14.15%
              15                   15.66%        15.36%       17.44%       13.19%        12.78%                   14.89%
              16                   13.98%        16.09%       16.97%       14.07%        13.03%                   14.83%
              17                   14.46%        13.99%       15.48%       13.60%        13.59%                   14.22%
              18                   15.79%        13.68%       14.87%       13.79%        15.61%                   14.75%
              19                   14.45%        15.14%       15.26%       14.64%        14.36%                   14.77%
              20                   14.52%        15.17%       15.57%       15.55%                                 15.20%
              21                   14.64%        14.47%       15.89%       15.19%                                 15.05%
              22                   14.55%        13.81%       15.22%       14.62%                                 14.55%
              23                   14.60%        14.54%       15.33%                                              14.82%
              24                   14.26%        12.89%       15.67%                                              14.27%
              25                   14.64%        14.32%       15.79%                                              14.91%
              26                   13.46%        13.78%                                                           13.62%
              27                   12.59%        13.37%                                                           12.98%
              28                   16.03%        14.46%                                                           15.24%
              29                   13.36%                                                                         13.36%
              30                   14.72%                                                                         14.72%
              31                   16.03%                                                                         16.03%

Delinquencies for the 1999-1 securitization are expected to run higher than the other securitizations due to the nature of the loans securitized in that transaction. This transaction includes higher-risk loans, including second-lien loans and loans with higher loan-to-value ratios compared to the Company's previous securitizations.

The table below sets forth the actual prepayment history experienced by the Company's mortgage securitization pools since inception.

                                        STATIC POOL ANALYSIS OF PREPAYMENTS
------------------------------------------------------------------------------------------------------------------------------
            PERIOD                 1997-1       1997-2         1997-3       1997-4       1998-1      1999-1     AVERAGE (1)
------------------------------------------------------------------------------------------------------------------------------
              0
              1                      0.0%          1.9%         0.5%         3.6%          3.5%       8.0%          2.5%
              2                      5.5%          4.7%         2.7%         4.5%          6.9%      20.7%          6.3%
              3                      3.5%          5.6%         5.2%         5.2%         11.5%      13.3%          6.5%
              4                     10.8%          3.0%         8.2%         9.3%         13.7%      18.1%          9.3%
              5                     10.4%         14.4%         5.8%         7.8%         23.8%      14.6%         11.2%
              6                     10.2%         10.4%         9.2%         9.1%         10.7%                     9.7%
              7                     21.4%         19.1%        12.8%        10.3%         16.0%                    15.0%
              8                     12.5%         12.4%        23.6%        18.7%         16.3%                    17.9%
              9                     12.9%         14.3%        15.6%        23.2%         18.7%                    17.3%
              10                    16.2%         22.9%        17.4%        16.6%         18.7%                    18.3%
              11                    18.2%         24.9%        30.3%        25.7%         19.8%                    25.4%
              12                    26.1%         27.8%        26.1%        20.1%         18.5%                    24.2%
              13                    21.4%         30.7%        28.7%        27.8%         18.0%                    26.9%
              14                    35.9%         33.4%        26.4%        29.6%         27.9%                    30.2%
              15                    44.5%         29.6%        24.8%        22.4%         21.9%                    27.9%
              16                    30.8%         32.1%        26.3%        24.3%         24.1%                    27.4%
              17                    21.1%         53.8%        20.9%        27.1%         27.3%                    31.1%
              18                    29.8%         26.3%        22.2%        24.4%         18.8%                    24.3%
              19                    62.1%         26.8%        35.2%        21.7%         29.6%                    34.3%
              20                    22.4%         19.2%        25.6%        22.3%                                  22.8%
              21                    20.0%         19.3%        24.7%        28.5%                                  24.1%
              22                    50.4%         23.1%        43.1%        35.3%                                  37.9%
              23                    25.1%         36.1%        30.2%                                               31.2%
              24                    17.0%         34.0%        28.8%                                               28.3%
              25                    21.7%         35.7%        33.4%                                               31.9%
              26                    49.2%         35.9%                                                            41.4%
              27                    36.0%         31.6%                                                            33.3%
              28                    21.1%         31.3%                                                            27.5%
              29                    19.7%                                                                          19.7%
              30                    25.5%                                                                          25.5%
              31                    18.7%                                                                          18.7%

     AVERAGE MONTHLY CPR            23.2%         23.6%        21.1%        19.0%         18.2%      14.9%         22.8%

 AVG. CPR AFTER 12 MONTH RAMP       29.9%         31.0%        28.3%        25.8%         23.3%                    28.4%

         (1) Weighted Average

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As the result of selling and securitizing more loans than were originated in the first nine months of 1999, the Company experienced a positive cash flow from operating activities of $12.3 million for the nine months ended September 30, 1999. As a result of selling fewer loans than originated in the first nine months of 1998, and incurring operating expenses in excess of operating income, the Company experienced a negative cash flow from operating activities of $69.5 million in the nine months ended September 30, 1998. For the year ended December 31, 1998, as a result of selling its loans for cash in the whole loan market and as a result of selling more loans than were originated in 1998, the Company experienced a positive cash flow of $84.3 million from operating activities in 1998. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated as volume increases. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. In the first nine months of 1999, the Company also utilized $42.7 million of cash to retire a portion of its Senior Notes outstanding, and may from time to time utilize additional cash for this purpose. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales and securitizations, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

         The Company overcollateralizes loans to provide credit enhancement on the mortgage securitization transactions. The Company determined in the second quarter of 1998 to conduct whole loan sales for the remainder of 1998 so as to improve liquidity. Accordingly, the Company did not securitize any mortgage loans in the last three quarters of 1998, or in the first quarter of 1999. However, the Company completed a securitization of seasoned first and second mortgage loans in May 1999, which resulted in an additional liquidity of $33.0 million for the Company because a portion of these loans were ineligible for inclusion in the borrowing base under the Company's warehouse line of credit. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in 1999, the Company began paying, on a limited basis, some yield spread premiums to increase its wholesale loan production.

         The table below summarizes cash flows provided by and used in operating activities by quarter in 1999 and for the nine months ended September 30, 1999 and 1998, and for the year ended December 31, 1998:

                                                                                         TOTAL FOR      TOTAL FOR
                                                                                          THE NINE       THE NINE
                                                                                           MONTHS         MONTHS
                                                                                           ENDED          ENDED          YEARD
                                              3RD QTR       2ND QTR       1ST QTR       SEPTEMBER 30,  SEPTEMBER 30,     ENDED
                                               1999           1999          1999           1999           1998           1998
                                            ------------   -----------   -----------   -------------  -------------  ------------
                                                                                       (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and excess
       cash flow from securitization
       trusts                                $    4,044    $     3,975   $     4,334   $     12,353   $     10,297    $   16,548
     Interest received                            1,896          2,214         3,570          7,681         29,603        36,127
     Cash gain on sale of loans                   1,926          1,500         1,173          4,599         13,035         1,343
     Cash loan origination fees received          1,097          1,507         1,418          4,021         17,185        18,255
     Other cash income                              409            222           528          1,159          3,870         5,388
                                            ------------   ------------  ------------  -------------  -------------  ------------
          Total operating cash income             9,372          9,418        11,023         29,813         73,990        77,661

OPERATING CASH EXPENSES:
     Securitization costs                             --          (593)           --           (593)          (851)         (851)
     Cash operating expenses                     (8,879)        (9,421)      (10,545)       (28,845)       (79,725)      (99,551)
     Interest paid                               (4,848)        (3,215)       (7,459)       (15,522)       (31,328)      (37,519)
     Taxes paid                                      (1)          (893)         (155)        (1,049)        (2,287)       (2,515)
                                            ------------   ------------  ------------  -------------  -------------  ------------
          Total operating cash expenses         (13,728)       (14,122)      (18,159)       (46,009)      (114,191)     (140,436)

     CASH FLOW (DEFICIT) DUE TO OPERATING
          CASH INCOME AND EXPENSES               (4,356)        (4,704)       (7,136)       (16,196)       (40,201)      (62,775)

CASH REVENUES TO CASH EXPENSES RATIO                68%            67%           61%            65%            65%           55%

OTHER CASH FLOWS:
     Cash provided by (used in) other
          payables and receivables               (3,603)       (11,866)        4,822        (10,647)         2,466       (12,541)
     Cash provided by (used in) loans held
          for sale                               (5,703)        44,646           194         39,137        (31,725)      123,674
     Cash provided from sale of residual
          receivables                                --             --            --             --             --        16,958
     Cash gain on sale of subsidiary assets          --             --            --             --             --        18,964
                                            ------------   ------------  ------------  -------------  -------------  ------------
     NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES               $ (13,662)    $    28,076   $    (2,120)  $     12,294   $    (69,460)   $   84,280
                                            ============   ============  ============  =============  =============  ============

         Certain previously reported amounts have been reclassified to conform to current year presentation.

         Cash and cash equivalents were $13.7 million at September 30, 1999, and $36.9 million at December 31, 1998. Cash provided by operating activities was $12.3 million for the nine months ended September 30, 1999, compared to cash used in operating activities of $69.5 million for the nine months ended September 30, 1998. Cash provided by investing activities was $14.1 million for the nine months ended September 30, 1999 compared to $22.4 million for the nine months ended September 30, 1998. Cash used in financing activities was $49.6 million for the nine months ended September 30, 1999 compared to cash provided by financing activities of $65.3 million for the nine months ended September 30, 1998. The increase in cash provided by operating activities was due principally to increased sales and securitizations of loans than were originated within the nine months ended September 30, 1999 compared to higher originations for the first nine months of 1998 with fewer loan sales during the period. Cash provided by investing activities in both the nine months ended September 30, 1999 and 1998, resulted primarily from principal collections on loans not sold exceeding the loans originated for investment purposes. The cash used in financing activities in the nine months ended September 30, 1999, resulted from both the reduction in the Company's revolving warehouse line of credit and from the cash used to retire senior unsecured debt. The decrease in the amount of cash provided by financing activities in the first nine months of 1999 compared to 1998 resulted primarily from the net decrease in the Company's outstanding borrowings under its revolving warehouse line of credit.

         At September 30, 1999, the Company had a $100.0 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. Based on the borrowing base limitations contained in the credit facility at September 30, 1999 and at December 31, 1998, the Company had aggregate outstanding borrowings of $3.3 million and $16.7 million, respectively, and aggregate borrowing availability of $22.0 million and $21.0 million, respectively. The credit facility bears interest at prime rate plus 0.75%. The credit facility matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII notes payable to investors outstanding and loans and advances by HGI and CII to the Company. The Company believes that it is currently in compliance with the loan covenants.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other matters, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At September 30, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $38.4 million face amount of its Senior Notes in 1998 and $74.2 million in the first nine months of 1999. At September 30, 1999 and December 31, 1998, $12.4 million and $86.6 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At September 30, 1999 and at December 31, 1998, CII had an aggregate of $124.9 million and $118.6 million of investor notes outstanding, respectively, bearing a weighted average interest rate of approximately 7.6%, and an aggregate of $19.5 million and $17.3 million, respectively, of subordinated debentures bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. The CII notes and debentures have original maturities ranging from one to two years.

         Total shareholders' equity at September 30, 1999 was $10.5 million, compared to $5.8 million at December 31, 1998, an increase of $4.7 million. This increase resulted principally from net earnings of $4.5 million for the nine months ended September 30, 1999. The $4.5 million net earnings resulted from the $29.4 million extraordinary item from the gain on extinguishment of debt, partially offset by $24.8 million loss from operations.

         The Company's primary objective in 1999 and 2000 will continue to be to ensure adequate levels of liquidity as the Company strives to increase loan originations, as well as to work towards achieving profitability from operations. The Company anticipates continuing to incur operating losses throughout 1999 and into 2000. The Company needs to increase its loan originations and loan sales substantially without increasing its cost structure to be able to reduce its operating losses and return to profitability. The Company plans to either sell or securitize loans it originates, retaining only a small portfolio of loans. Management believes that, based on its present level of cash combined with its borrowing availability under the warehouse line of credit these strategies will provide adequate cash flow to support the 1999 and 2000 operating plan. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company is planning to securitize a portion of its loan production beginning in the first quarter 2000, and as a result will increase its borrowings to fund loans during the accumulation period prior to the completion of the securitization. The Company currently does not anticipate incurring any significant capital expenditures in 1999 or 2000.

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

         However, no assurance can be given that the second-lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At September 30, 1999 and December 31, 1998, the Company had retained $9.1 million and $19.0 million, respectively, of second mortgage loans on its balance sheet.

         In the first nine months of 1998, the Company securitized $90.5 million of mortgage loans and $1.8 million of small-business loans. In May of 1999, the Company securitized $59.6 million of seasoned first- and second-lien mortgage loans. No other securitization transactions were completed in the first nine months of 1999. The Company has utilized securitizations principally to provide a lower cost of funds, reduce interest rate risk, provide liquidity, and build servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $48.7 million and $43.9 million, net of allowances, at September 30, 1999 and December 31, 1998, respectively.

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

         The following table sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its mortgage loan securitizations at September 30, 1999:

                                                 1997-1        1997-2         1997-3         1997-4        1998-1        1999-1
                                               ------------  ------------  -------------  -------------  ------------  ------------
Outstanding balance of loans securitized       $35,921,142   $59,776,201    $98,057,107    $98,013,963   $44,422,122   $55,351,358
Average stated principal balance                    58,219        56,499         63,140         63,072        62,391        46,319
Weighted average coupon on loans                    10.84%        10.67%         11.08%         10.98%        10.82%        11.08%
Weighted average remaining term to stated         176 mths      176 mths       178 mths       184 mths      192 mths      204 mths
maturity
Weighted average LTV                                   77%           73%            75%            75%           76%           83%
Percentage of first mortgage loans                    100%          100%           100%           100%          100%        84.22%
Weighted average pass-through rate to                7.55%         7.12%          7.01%          6.76%         6.58%         6.84%
bondholders
Assumed annual losses                                0.60%         0.60%          0.60%          0.60%         0.60%         0.87%
Remaining ramp period for losses                    0 mths        0 mths         0 mths         0 mths        0 mths        8 mths
Assumed cumulative losses as a % of UPB              1.90%         1.87%          1.79%          1.80%         1.79%         2.34%
Annual servicing fee                                 0.50%         0.50%          0.50%          0.50%         0.50%         0.56%
Servicing asset                                      0.10%         0.10%          0.10%          0.10%         0.10%         0.10%
Discount rate applied to cash flow after
   overcollateralization                               12%           12%            12%            12%           12%           12%
Prepayment speed:
   Initial CPR (1)                                   0 CPR         0 CPR          0 CPR          0 CPR         0 CPR        24 HEP
   Peak CPR (1)                                     28 CPR        28 CPR         28 CPR         28 CPR        28 CPR        24 HEP
   Tail CPR (1)                                  26/24 CPR     26/24 CPR      26/24 CPR      26/24 CPR     26/24 CPR        24 HEP
   CPR ramp period (1)                             12 mths       12 mths        12 mths        12 mths       12 mths        24 HEP
   CPR peak period (1)                             24 mths       24 mths        24 mths        24 mths       24 mths        24 HEP
   CPR tail begins (1)                          37/49 mths     37/49mths     37/49 mths     37/49 mths    37/49 mths        24 HEP
Annual wrap fee and trustee fee                     0.285%        0.205%         0.195%         0.187%        0.185%        0.265%
Initial overcollateralization required (2)           3.25%            --             --             --            --          9.5%
Final overcollateralization required (2)              6.5%         3.75%          3.75%          3.75%         3.75%         13.5%

(1) CPR represents an industry standard of calculating prepayment speeds and refers to Constant Prepayment Rate. For its first five securitization pools, the Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. For the 1999-1 transaction the Company uses a 24 HEP (Home
    Equity Prepayment) curve. This curve, developed by Prudential Securities, ramps to the terminal CPR (in this case, 24%) over ten months and then remains constant for the life of the pool.
(2) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

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

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. This SFAS Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, management estimates that the implementation of this Statement will have no material impact on its financial statements.

         Effective January 1, 1999, the Company adopted the provisions of SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this Statement did not change total Stockholders' Equity as previously reported.

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

         At September 30, 1999, the Company's valuation allowance against its deferred tax asset increased to $21.8 million from $21.7 million at December 31, 1998. The Company's net deferred tax asset was $4.1 million at September 30, 1999 and December 31, 1998. The amount of the remaining deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, then, the asset would need to be written off. The Company had a federal NOL of approximately $55.9 million at September 30, 1999.

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. The Company monitors interest rates, and it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates; however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates despite its hedging activities. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either September 30, 1999 or December 31, 1998.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems (both IT and non-IT) that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems were Year 2000 compliant, but this assessment identified some portions that require remediation or upgrades. The Company has substantially completed the three remaining phases of its Year 2000 plan for its systems, although some minor additional work is still on-going. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure.

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

COSTS

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $130,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $126,000 ($95,000 expensed and $31,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs of approximately $4,000 is attributable to the minor additional work.

RISKS

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and has substantially completed all four phases of its Year 2000 plan for its systems, although some minor additional work is still on-going. Disruptions in the economy generally resulting from Year 2000 issues could have a material adverse affect on the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

         The Company's strategy is to sell or securitize its loans within three months of production. Because the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of September 30, 1999.

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

         As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net income of $1.8 million and $652,000, computed as of September 30, 1999 and December 31, 1998, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit. The estimated impact at September 30, 1999 compared to December 31, 1999 is due partially to more variable rate debt and less fixed rate debt outstanding, as a result of the repurchase of Senior Notes in 1999.

         An immediate reduction of 100 basis points in market rates would result in a positive (negative) impact on projected net income of $886,000 and ($2.4) million as of September 30, 1999 and December 31, 1998, respectively. The most significant reason for the negative impact of an interest rate drop estimated at December 31, 1998 is the assumption that prepayment speeds on the securitization pools would increase from a constant prepayment rate ("CPR") of 30 to a CPR of 35 if market interest rates declined by 100 basis points. This impact would be partially offset by higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at September 30, 1999 under the same interest rate scenario. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last nine months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. A portion of the impact results from the Company's assumption that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The model assumes only a 25 basis points reduction on investor notes assuming a 100 basis points reduction in market rates. The rates offered on the investor notes have not historically moved with changes in market rates.

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

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

            The Company is presently a party to litigation with TransAmerica Small Business Capital, Inc. ("TransAmerica"), filed in the circuit court of Cook County, Illinois on May 19, 1999, in which TransAmerica demands repurchase of, or unspecified money damages relating to, a $1.1 million commercial loan the Company sold to Transamerica in the sale of the Company's small business unit. On October 1, 1999, TransAmerica sent a letter to the Company alleging additional Indemnifiable Losses of at least $1.0 million relating to two additional commercial loans the Company sold to TransAmerica in the sale of the Company's small business unit. As a result of these claims, TransAmerica has objected to the release of the scheduled $1.5 million in disbursements of the restricted cash due to the Company under its asset purchase agreement dated October 2, 1998 with TransAmerica. Based on the facts presented, the Company does not believe there is any obligation on its part to repurchase these loans, nor is there any liability to TransAmerica for money damages.

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

Item 2.     Changes in Securities

            In connection with the hiring of John Crisler, a new Executive Vice President, the Company has issued 266,665 shares of restricted stock at a value of $350,000, based on the closing price of the stock on July 23, 1999. The stock was issued to the individual, for bonus incentive opportunities, but the certificates are held by the Company. The restrictions on the stock will be removed on February 15, following the year of coverage, provided certain performance goals are met. The Company believes this issuance is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

            Each of the four outside directors of the Company (Messrs. Bauknight, Hooper, Rose and Philpott, collectively, the "Outside Directors") received a grant dated May 17, 1999 of 7,860 of shares of the Company's common stock, with a fair market value of $12,000 on the date of grant. The Outside Directors received this grant in lieu of compensation in the form of options and rights to purchase restricted shares of the Company's common stock that they normally receive under the Company's Director Stock Option Plan and the Company's Restricted Stock Agreement Plan. Under the Director Stock Option Plan, each Outside Director normally receives on December 15 of each year options covering 666 shares of common stock. Under the Restricted Stock Agreement Plan, each Outside Director normally receives an annual grant agreement on or about January 31 of each year entitling him to purchase common stock with a fair market value as of grant date of $12,000, at a price of $0.05 per share. The Company believes these transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            Two officers of the Company (Robert S. Davis, Executive Vice President Administration, and Mark S. Keegan, Executive Vice President - Quality Management and Group General Counsel) were terminated in the third quarter 1999 in an effort to reduce overhead costs of the Company. The responsibilities and duties of these officers were assigned to other members of management.

Item 6.     Exhibits and Reports on Form 8-K
                a)     Exhibits
                       10.1--    Employment Letter-John Crisler
                       27.1--    Financial Data Schedule.

                b)     Reports on Form 8-K
                       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HOMEGOLD FINANCIAL, INC.

Date: November 12, 1999
                             By:     \s\ John M. Sterling, Jr.
                                     -----------------------------------------
                                     John M. Sterling, Jr.
                                     Chief Executive Officer


Date: November 12, 1999
                             By:     \s\ Kevin J. Mast
                                     -----------------------------------------
                                     Kevin J. Mast
                                     Executive Vice President, Chief Financial
                                     Officer, and Treasurer