Form 10-Q/A
period 1999-09-30
HOMEGOLD FINANCIAL INC
filed 1999-11-17
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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
Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS:                         OUTSTANDING AT OCTOBER 31, 1999
- ----------------------------------------     -------------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE     10,149,629

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
            a) Exhibits
                  10.1 -- Employment Letter - John Crisler
                * 27.1 -- Financial Data Schedule.

                * Previously filed with initial filing of this Form 10-Q.

            b) Reports on Form 8-K
               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOMEGOLD FINANCIAL, INC.

Date: November 17, 1999
                              By:     \s\ John M. Sterling, Jr.
                                      ------------------------------------------
                                      John M. Sterling, Jr.
                                      Chief Executive Officer


Date: November 17, 1999
                              By:     \s\ Kevin J. Mast
                                      ------------------------------------------
                                      Kevin J. Mast
                                      Executive Vice President, Chief Financial
                                         Officer, and Treasurer