Form 10-K
period 1999-12-31
HOMEGOLD FINANCIAL INC
filed 2000-03-02
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31,1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
_______________________

Commission File No. 0-8909

                            HOMEGOLD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

            South Carolina                                     57-0513287
------------------------------------------------         ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

  3901 Pelham Road, Greenville, South Carolina                   29615
-----------------------------------------------------     ----------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code
864-289-5000

Securities registered under Section 12(b) of the Act:

   Title of Each Class               Name of Each Exchange on which registered
------------------------------     ---------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2000, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $11.1 million.

As of February 28, 2000, 10,171,416 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 28, 2000 to be filed not later than 120 days after December 31, 1999 is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.         BUSINESS

GENERAL

                  HomeGold Financial, Inc. (f/k/a Emergent Group, Inc.) and its subsidiaries (collectively, "HGFN" or "the Company") is a specialty finance company primarily engaged in the business of originating, purchasing, selling, securitizing and servicing sub-prime first and second-lien residential mortgage loan products ("Mortgage Loans"). Prior to November 1998, the Company also engaged in the business of originating, selling, securitizing and servicing small-business loan products partially guaranteed by the United States Small Business Administration ("SBA") and small-business loans collateralized by accounts receivable and inventory and mezzanine loans (collectively, "Small-Business Loans"). Prior to March 1998, the Company also engaged, to a lesser extent, in making auto loans ("Auto Loans"). The Company makes substantially all of its loans to non-prime borrowers who have limited access to credit or who may be considered credit-impaired under conventional lending standards.

                  The Company commenced its lending operations in 1991 with the acquisition of Carolina Investors, Inc. ("CII"), a small South Carolina mortgage lender, which had been in business since 1963. Since such acquisition, the Company has significantly expanded its lending operations. During the years 1999, 1998, and 1997, the Company originated $234.0 million, $785.3 million, and $1.2 billion in loans, respectively. HomeGold Financial, Inc.'s major operating subsidiaries are HomeGold, Inc. and Carolina Investors, Inc.

                  In February 2000, HomeGold Financial, Inc. entered into a merger agreement with HomeSense Financial Corporation and affiliated companies (collectively "HomeSense"), a privately owned business, located in Columbia, South Carolina. HomeSense is a specialized mortgage company that originates and sells mortgage loans in the sub-prime mortgage industry, whose principal loan product is a debt consolidation loan, generally collateralized by a first lien on the borrower's home. The merger is subject to shareholder approval. The Company expects to obtain shareholder approval and complete the transaction in April. The merger will be accounted for under the purchase method of accounting prescribed by generally accepted accounting principles.

                  HGFN will issue 6,780,944 million shares of its common stock (40% of post-merger shares outstanding) in addition to approximately $11 million of non-convertible preferred stock for 100% of the outstanding stock of HomeSense. HomeSense originated an average of approximately $42 million per month in mortgage loans in the fourth quarter 1999, with a mix of approximately 62% through its direct retail origination channels and 38% through its wholesale origination network. HomeSense originates its retail loan volume through both a direct retail branch network of nine offices, as well as through centrally-provided telemarketing leads, direct mail, and television advertising.

MORTGAGE LOAN PRODUCTS

OVERVIEW

                  The Company provides Mortgage Loan products primarily to owners of single family residences who use the loan proceeds for such purposes as refinancing, debt consolidation, home improvements and educational expenditures. The Company believes the non-prime mortgage market is highly fragmented.

                  Substantially all of the Mortgage Loans are made to non-prime borrowers. These borrowers generally have limited access to credit, or are considered credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines, as compared to the Company, to approve and fund loans. Loan applications of non-prime borrowers are generally characterized by one or more of the following: (1) limited or unfavorable credit history, including bankruptcy, (2) problems with employment history, (3) insufficient debt coverage, (4) self-employment or (5) inadequate collateral.

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

                  In 1999, approximately 53.1%, or $124.2 million, of the Company's Mortgage Loans were originated through the Company's retail operation with the remainder being originated by wholesale brokers. In 1999, 74.8% of the Mortgage Loans the Company originated were secured by first-liens. These first-lien Mortgage Loans had an average principal balance of approximately $78,000, a weighted average interest rate of approximately 10.36% and an average loan-to value ("LTV") ratio of 82.3%.

                  Approximately 24.8% of the Mortgage Loans originated by the Company were secured by a second-lien Mortgage Loan, some of which were to the same borrower as the first-lien mortgage loan. First and second mortgage combinations resulted in combined LTV ratios that averaged 112.1% on these loans and may have been as high as 125% under the Company's guidelines. Such second-lien Mortgage Loans originated during 1999 had an average principal balance of approximately $31,000 and a weighted average interest rate of approximately 14.32%.

                  In order to reduce the Company's credit risk, second-lien Mortgage Loans with a combined LTV ratio greater than 100% are generally pre-approved and pre-underwritten by a third party and generally sold without recourse on a whole loan basis with certain representations and warranties. Second-lien Mortgage Loans with a combined LTV ratio less than 100% are underwritten by the Company. These loans are generally sold on a whole loan basis without recourse. However, no assurance can be given that the second-lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1999 and 1998, the Company had retained $9.5 million and $19.0 million, respectively, of second-lien mortgage loans on its balance sheet. During 1999, the Company included certain second mortgages in its second quarter securitization. The Company may choose to include second mortgage products in future securitizations.

                  The Company has invested significantly in technology and the training of personnel to improve and expand its underwriting, servicing, and collection functions. The Company believes its current operations are capable of supporting increases in both loan origination volume and securitization servicing capacity with only modest increases in fixed expenses.

MORTGAGE LOAN ORIGINATION

                  The Company originates its Mortgage Loan products on a retail basis using direct mail marketing techniques. Responses are directed through the Company's call center in Greenville, South Carolina. Mortgage loans are originated on a wholesale basis through approximately 700 independent mortgage brokers and mortgage bankers (collectively, the "Mortgage Brokers"). The Company conducts its mortgage lending operations in 44 states.

                  The Company believes that its use of retail and wholesale origination is an effective diversification strategy that enables it to penetrate the non-prime mortgage loan market through multiple channels.

The following table sets forth mortgage loan originations by channel for the period indicated:

                          LOAN ORIGINATIONS BY CHANNEL

                                                                   YEAR ENDED DECEMBER 31, 1999
                                                     ---------------------------------------------------------
                                                       1ST MORTGAGE         2ND MORTGAGE
                                                          LOANS                LOANS               TOTAL
                                                     -----------------    -----------------    ---------------
                                                                       (DOLLARS IN THOUSANDS)
Retail
   Loan originations                                 $  85,206               $ 38,976            $ 124,182
   Average principal balance per loan                $      76               $     34            $      55
   Weighted average initial LTV ratio                     82.8%                 113.4%                92.4%
   Weighted average coupon rate                          10.05%                 14.26%               11.37%
Wholesale
   Loan originations                                 $  90,422               $ 19,401            $ 109,823
   Average principal balance per loan                $      79               $     26            $      58
   Weighted average initial LTV ratio                     81.9%                 109.8%                86.8%
   Weighted average coupon rate                          10.66%                 14.44%               11.33%
Total
   Loan originations                                 $ 175,628               $ 58,377            $ 234,005
   Average principal balance per loan                $      78               $     31            $      56
   Weighted average initial LTV ratio                    82.29%                112.17%                89.8%
   Weighted average coupon rate                          10.36%                 14.32%               11.35%

                  RETAIL OPERATION. Since 1996, the Company has focused a significant portion of its resources in developing its retail loan products and in developing its related delivery systems. In 1999, retail Mortgage Loan originations represented 53.1% of the Company's total Mortgage Loan originations compared to 56% and 52% in 1998 and 1997, respectively. Retail Mortgage Loan originations during 1999, 1998, and 1997 totaled $124.2 million, $371.1 million, and $562.7 million, respectively. The Company has experienced a decrease in retail mortgage originations in both of the last two years. This decrease was the result of management turnover in the retail division, closing of three regional operating centers, and a focus on assessing the efficiency and effectiveness of the retail origination process, in an effort to improve both the quality and volume of loans originated in the retail channel. The Company believes that its retail operation has significant long-term profit potential because it expects that the origination and other fees (typically paid to the broker-originators) will more than offset the infrastructure expenses associated with operating a retail operation once planned efficiency levels are reached. The Company also believes that the retail operation allows more Company control over the underwriting process and its borrower relationship. The retail operation also reduces reliance on wholesale sources, while building brand recognition.

                  Unlike many of its competitors (particularly non-prime mortgage lenders that began operations as traditional finance companies), the Company markets its retail lending operations in large part through direct mail and telemarketing methods. Compared to a traditional "bricks and mortar" retail approach in which loans are originated out of local, walk-in retail offices, the Company believes that this strategy allows it to target different areas of the country more quickly, depending on the economic, business and other characteristics that may exist at a particular point in time. The Company also believes that this strategy avoids the expense typically associated with "bricks and mortar" operations. The Company currently has one central operating center consisting of originators, underwriters, and loan processors. The Company utilized multiple, regional operating centers in Greenville, Indianapolis, Phoenix, and Houston in previous years. These regional operating centers were consolidated into the Greenville retail operation in November of 1998.

                  WHOLESALE LENDING OPERATION. All of the Mortgage Loans originated on a wholesale basis by the Company are originated through mortgage brokers with whom the Company seeks to develop and maintain continuing relationships. As a wholesale originator of Mortgage Loans, the Company funds the Mortgage Loans at closing. During 1997, the Company conducted its wholesale loan operations through approximately 1,000 mortgage brokers. In 1999 and 1998, the Company conducted its wholesale loan operations through approximately 700 mortgage brokers. In 1999, wholesale Mortgage Loan originations represented 46.9% of the Company's total Mortgage Loan originations compared to 44% and 48% in 1998 and 1997, respectively. Wholesale Mortgage Loan originations during 1999, 1998, and 1997, totaled $109.8 million, $288.3 million, and $520.1 million, respectively.

                  The Company believes that its wholesale lending operation will continue to constitute an important part of its business strategy and that the wholesale operation, when coupled with retail origination channels, will maximize the Company's potential growth and penetration of the non-prime mortgage loan market. This is because there are a large number of independent mortgage brokers who require outside funding of their loans. The wholesale strategy of funding individual loans from brokers at par (or at a slight premium based on yield spreads) rather than at the premiums typically associated with bulk purchases, provides more favorable cash flow for the Company.

                   Total wholesale originations have decreased in each of the last two years. The Company attributes this reduction to the high employee turnover rates experienced, and tightening of underwriting guidelines. In 1999, average origination volume per person has remained relatively stable, but as turnover rates have stabilized and additional account executives have been hired, total volume for the division has increased. In addition, during 1999 an inside sales group was established. The focus of the inside sales group is to work with mortgage brokers working in areas not served by an account executive, and to provide customer service to brokers in an effort to expedite underwriting and approval processes. As a result, the wholesale lending operation was able to improve total production each quarter over the previous quarter throughout 1999.

                  GEOGRAPHIC DIVERSIFICATION. Since the Company commenced its retail mortgage operations in 1996, it has significantly expanded its geographic presence. During 1999, 1998, and 1997, Mortgage Loan originations by state were as shown below:

         State               1999           %                1998           %                1997           %
  --------------------    -----------    --------         -----------    --------         -----------    --------
  North Carolina           $  33,945        14.6%          $ 108,714        16.4%         $  198,485        18.4%
  South Carolina              25,180        10.8              87,435        13.3             147,663        13.6
  Virginia                    13,851         5.9              28,836         4.4              50,556         4.7
  Pennsylvania                13,616         5.8              28,425         4.3                 275          --
  Louisiana                   12,239         5.2              33,238         5.0              53,917         5.0
  Tennessee                   12,163         5.2              30,538         4.6              55,872         5.2
  Ohio                        10,960         4.7              19,643         3.0                 328          --
  Georgia                     10,751         4.6              34,725         5.3              80,012         7.4
  Florida                     10,487         4.5              43,698         6.6             101,612         9.4
  Michigan                    10,392         4.4              29,461         4.5              61,836         5.7
  Illinois                     9,178         3.9              28,479         4.3               1,466         0.1
  Missouri                     7,932         3.4              22,864         3.5               2,594         0.2
  Mississippi                  5,214         2.2              19,523         3.0              13,579         1.3
  Indiana                      3,465         1.5              20,700         3.1              51,046         4.7
  All other states            54,632        23.3             123,165        18.7             263,575        24.3
                          -----------    --------         -----------    --------         -----------    --------
     Total                 $ 234,005       100.0%          $ 659,444       100.0%        $ 1,082,816       100.0%
                          ===========    ========         ===========    ========         ===========    ========

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

                  For loans originated through mortgage brokers, the application and necessary underwriting information is generally gathered by the mortgage broker and forwarded to the Company's underwriting department for approval before the loan is closed and funded.

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

                  During December 1999, the Company instituted a different approach to the assignment of credit grades to loans, relying heavily on FICO scores. (See 1998 Form 10-K for previous guidelines.) A FICO score is a numerical assessment of an individual's creditworthiness, generated by a proprietary computer model developed by Fair, Isaac and Co., and utilized by all three primary credit-reporting agencies. In general, and assuming that the applicant's current mortgage is included on the credit report and that the report shows sufficient depth of credit to provide a usable score, the frequency of mortgage or other delinquencies is no longer counted, and credit grades are assigned according to the table set forth below. However, if the mortgage is not included on the credit report, the number of late payments in the last 12 months determines the credit grade. That credit grade can be adjusted up or down one grade by the FICO score.

                                               Product Type - First Mortgages
--------------------------------------------------------------------------------------------------------------------------
               FICO Score                              Credit Grade                      Mortgage Lates (12 Months)
------------------------------------------    --------------------------------     ---------------------------------------
                  710+                                      AAA                                      0
                 680-709                                    AA                                       0
                 640-679                                     A                                       1
                 610-639                                     A-                                      2
                 580-609                                     B+                                      3
                 550-579                                     B                                       3
                 520-549                                     C                              4 (or 1 60-day late)
                 500-519                                     D                      Mortgage cannot be 120 days past due

                  A FICO score is considered valid only if it contains a mortgage reporting for at least 12 months plus one other "bona fide" trade line, or three "bona fide" trade lines. A "bona fide" trade line is one which either
(i.) has a high balance or available credit of $1,000 and has been open and reported on the credit report for at least 24 months, or (ii.) is an installment debt of at least $5,000 which has been reported for 12 months. Any applicant whose credit report does not contain an acceptable depth of credit is graded no higher than "C".

                  The maximum debt-to-income ratio ("DTI") on all loans is 50%, provided, however, that on grades B+ through D a DTI of up to 55% will be permitted where the borrower possesses sufficient disposable income. The maximum loan-to-value ratio ("LTV") on all first mortgages is 85%, except that "C" grade mortgages are limited to 80% and D grade mortgages are limited to 70%. A similar change has been made with respect to second-lien mortgages with combined loan-to-value ratios ("CLTV") of up to 100%. In that case, however, in addition to the use of FICO scores, a separate Bankruptcy Score is applied. This is another numerical score provided by a proprietary Fair, Isaac computer model, which attempts to predict the likelihood of a bankruptcy filing by the borrower.
Unlike FICO scores, in Bankruptcy Scores, a lower score is better. The following table shows the FICO and Bankruptcy Score requirement for high-CLTV second lien mortgages:
                                    Product Type - Second Mortgages
   ----------------------------------------------------------------------------------------------------------
         FICO Score               Credit Grade            Maximum CLTV           Minimum Bankruptcy Score
   -----------------------    ---------------------    --------------------    ------------------------------
            710+                      AAA                     100%                          900
          680-709                      AA                     100%                          900
          640-679                      A                      100%                          900
          610-639                      A-                     100%                          800
          580-609                       B+                    100%                          700
          550-579                      B                       90%                          600
   -----------------------
         In general, the maximum DTI on second mortgages is 50%.

                  The following tables provide information regarding the Company's first and second-lien Mortgage Loan originations by credit classification for the years ended December 31, 1999 and 1998:

                                          LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                                                 YEAR ENDED DECEMBER 31, 1999
                                                    (DOLLARS IN THOUSANDS)

                                                     INTERNAL LOAN CLASSIFICATION
                                 -----------------------------------------------------------------------------------
                                 AAA/AA/A/A-           B               C               D              TOTALS
                                 ------------     ------------    ------------     -----------     -------------
FIRST-LIEN MORTGAGE LOANS
Amount                             $ 149,516         $ 12,446       $  10,071         $ 2,898        $  174,931
Percentage                              85.5%             7.1%            5.7%            1.7%            100.0%
Weighted average coupon                 10.1             11.3            12.0            11.9              10.4
Weighted average LTV ratio              85.2             78.8            75.0            74.4              82.3

SECOND-LIEN MORTGAGE LOANS
Amount                             $  57,079         $    580       $     120         $   159        $   57,938
Percentage                              98.5%             1.0%            0.2%            0.3%            100.0%
Weighted average coupon                 13.9             14.2            14.1            14.8              14.3
Weighted average LTV ratio             110.2             84.8            81.1            90.0             112.2
                                          LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                                                 YEAR ENDED DECEMBER 31, 1998
                                                    (DOLLARS IN THOUSANDS)

                                                            INTERNAL LOAN CLASSIFICATION
                                 -----------------------------------------------------------------------------------
                                   AA/A/A-             B               C                D             TOTALS
                                 ------------     ------------    ------------     ------------    -------------
FIRST-LIEN MORTGAGE LOANS
Amount                             $ 369,153         $ 76,776       $  44,226         $ 12,298       $  502,453
Percentage                              73.5%            15.3%            8.8%             2.4%           100.0%
Weighted average coupon                 10.0             11.1            12.0             13.8             10.4
Weighted average LTV ratio              83.7             79.9            76.0             68.5             82.1

SECOND-LIEN MORTGAGE LOANS
Amount                             $ 138,166        $  14,102       $   4,321         $    402       $  156,991
Percentage                              88.0%             9.0%            2.7%              .3%           100.0%
Weighted average coupon                 14.2             14.3            14.2             14.6             14.2
Weighted average LTV ratio             102.6             92.0            84.5             80.8            101.1

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

                  Whole loan cash sales are where loans are generally packaged in pools of $1.0 million to $5.0 million. Historically, the Company has sold its Mortgage Loans "servicing released" (i.e., without retention of the servicing rights and associated revenues) and on a non-recourse basis, with certain representations and warranties. The Company is required to repurchase any loan if it is subsequently determined that any representation and warranty made with respect to such loan was untrue.
                  In 1997, the Company began securitizing mortgage loans. Under this method, the Company sells Mortgage Loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used in past securitizations are appropriate and reasonable.

                  The following table sets forth for the periods indicated, Mortgage Loans securitized and Mortgage Loans sold on a whole loan basis and Mortgage Loans originated:

                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                               1999                 1998                 1997
                                                          ----------------     ----------------    -----------------
                                                                             (DOLLARS IN THOUSANDS)

Mortgage loans securitized                                   $    59,630           $    90,352         $    487,563
Mortgage loans sold                                              220,382               625,480              435,333
                                                             ------------         -------------        -------------
Total Mortgage loans sold or securitized                     $   280,012           $   715,832         $    922,896
                                                             ============         =============        =============
Total Mortgage loans originations                            $   234,005           $   659,444         $  1,082,816
Mortgage loans sold or securitized as a % of Total
      Mortgage loan originations                                     120%                  108%                  85%

                  In connection with the cash sale of Mortgage Loans prior to 1998, the Company received premiums ranging from 2% to 6% of the principal amount of the Mortgage Loans being sold, depending on prevailing interest rates and the terms of the loans. During 1999, 1998, and 1997, the weighted average premiums (discount) on the whole loan cash sales of mortgage loans were 2.03%, (.40)%, and 2.75%, respectively. For the years ended December 31, 1999, 1998, and 1997, gains (losses) recognized by the Company in connection with the whole loan cash sales of Mortgage Loans were $4.5 million, $(2.5) million, and $11.1 million, respectively. In 1999 average premiums were impacted by industry difficulties that occurred in the fourth quarter of 1998. In the fourth quarter of 1998, the industry, which had been securitizing much of its loans during 1997 and most of 1998, began offering most of its loans to investors in the whole loan sale market. This shift occurred because securitization became less attractive as the corporate interest rate spreads required by investors increased. A surplus in the market affected premiums paid, and continued to affect premiums into 1999. However, in general throughout 1999, excluding discount sales of second mortgages, premiums received have improved. In January 1999, average net premiums received were 1.19%. By December 1999, average net premiums received were 3.43%.

                  Prior to the fourth quarter of 1998, the Company generally was able to recognize higher premiums from securitizations compared to whole loan sale. However, cash flow is impacted more positively in the short term by whole loan sales, compared to securitizations.

                  In 1999, the Company completed a securitization transaction in the second quarter. The Company securitized $59.6 million of loans for a weighted average premium of 2.88%. This securitization consisted of seasoned first and second mortgage loans, resulting in a lower than average premium. However, the securitization of seasoned loans resulted in additional liquidity of $33.0 million for the Company. Certain loans included in that securitization were ineligible for inclusion in the borrowing base under the Company's warehouse line of credit.

                  For the year ended December 31, 1999, gains recognized into income by the Company in connection with the securitization of Mortgage Loans were $1.7 million. The gains recognized into income, resulting from securitization transactions, can vary depending on the assumptions used, the specific characteristics of the underlying loan pools, and the structure of the transaction. The Company believes the assumptions it has used are appropriate and reasonable. See " Loan Sales and Securitizations" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  During the last two quarters of the year, the Company sold its loans on a whole-loan, servicing released basis. The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. During 1999, investors' attitudes improved, and opportunities for securitization transactions increased. The Company believes that it will continue to securitize, as well as whole loan sell, in 2000.

MORTGAGE LOAN SERVICING, DELINQUENCIES AND COLLECTIONS

SERVICING

                  The Company maintains a centralized portfolio management department located in Greenville, South Carolina which services Mortgage Loans. Prior to 1997, the Company did not retain the servicing on Mortgage Loans sold. Beginning in March 1997, the Company began retaining servicing for Mortgage Loans it securitized. Servicing includes depositing cash received and posting payments to accounts for principal and interest, remitting funds to the Trustee, imaging documents, collection activities on past due accounts, management of loss mitigation activities and foreclosure and sale of properties, ensuring that insurance is in place, monitoring payment of real estate property taxes, customer service and retention activities and warehouse funding management. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to purchase insurance and pay taxes, which, if paid by the Company, are charged back to the borrower.

                  The Company serves as master servicer for all of the Mortgage Loan securitizations which it has effected to date. In connection with such securitizations, the Company's servicing operation was reviewed by the rating agencies which rated the bonds issued in connection with such securitizations.

                  Because the Company completed only one securitization in each of the years 1999 and 1998, and sold the majority of loans originated on a "servicing released" basis, the servicing portfolio has declined from $768.6 million at December 31, 1997, to $408.5 million at December 31, 1999. Consistent with the Company's strategy to match staffing levels with servicing volume, staffing levels declined through 1999.

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

                  The Company utilizes a proprietary Real RewardsTM program designed to counsel its borrowers on budgeting concepts, to assist them in their personal financial planning, to help them avoid costly foreclosure action and to educate them on the advantages and the importance of maintaining good credit. The Company stresses to the borrowers the importance of their home, and why they should make the mortgage payment ahead of other creditors in the event of tight cash flow.

                  When a loan is 90 days past due, generally, it is placed on non-accrual status and the Company initiates foreclosure proceedings. In connection with such foreclosure, the Company reviews the loan and the facts surrounding its delinquency, and may reappraise the underlying property. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The residential real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $7.7 million, $5.9 million, and $2.5 million at December 31, 1999, 1998, and 1997, respectively.

                  The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its Mortgage Loans serviced:

                                                                           Year Ended December 31,
                                                               ------------------------------------------------
                                                                   1999              1998             1997
                                                               -------------     -------------    -------------
                                                                           (Dollars in Thousands)
Total serviced Mortgage Loans (period end) (1)                   $  408,529        $  550,304       $  768,556
Serviced Mortgage Loans (period end) (2)                            408,529           550,304          700,248
Average serviced Mortgage Loans (2)                                 488,057           743,362          411,549

Delinquency (period end)
   30-59 days past due:
      Principal balance                                          $   16,461        $   28,174       $   25,424
      % of serviced Mortgage Loans (2)                                 4.03%             5.12%            3.63%
   60-89 days past due:
      Principal balance                                          $    5,325        $    8,647       $    9,383
      % of serviced Mortgage Loans (2)                                 1.30%             1.57%            1.34%
   90 days or more past due:
      Principal balance                                          $   28,997        $   38,109       $   21,233
      % of serviced Mortgage Loans (2)                                 7.10%             6.93%            3.03%
   Total delinquencies:
      Principal balance                                          $   50,783        $   74,930       $   56,040
      % of serviced Mortgage Loans (2)                                12.43%            13.62%            8.00%

Real estate owned (period end)                                        7,673        $    5,881       $    2,522
Net charge-offs                                                       3,686             6,842            1,305
% of net charge-offs to average serviced Mortgage Loans                0.75%             0.92%            0.32%

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

SMALL BUSINESS LOAN PRODUCTS

                  The Company sold substantially all of the assets of the small business loan operations to TransAmerica Small Business Capital, Inc. ("TransAmerica") in the fourth quarter of 1998. The Company maintains a $5.3 million investment account with a trustee relating to representations and warranties in connection with the sale of the small business loan unit. Both the Company and TransAmerica must agree for funds to be released to either party from the escrow account. On February 26, 1999, the Company received notification from TransAmerica that pursuant to the asset purchase agreement dated October 2, 1998, a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. TransAmerica is seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee. The Company has made a Demand for Arbitration, which is the method agreed upon in the terms of the sale agreement for resolving disputes. The Company does not expect settlement of the claim to have a material effect on the Company's operations. The Company no longer offers the small business loan products.

                  The small business loan unit originations during 1998 and 1997 totaled $122.9 million and $81.0 million, respectively. This unit sold $141.0 million and $41.2 million of loans during 1998 and 1997, respectively. This unit also securitized $1.8 million and $24.3 million of loans in 1998 and 1997, respectively. The Small Business Loan Unit realized net income in 1998 and 1997 of $11.0 million and $5.0 million, respectively. Included in the 1998 net income was a $19.0 million pre-tax gain on sale of the Small Business Loan Unit's net assets.

AUTO LOAN PRODUCTS

                  The Company sold substantially all of the assets of the auto loan unit on March 19, 1998 for $20.4 million, the approximate book value of the assets. The Company no longer offers auto loans as one of its financial products.

                  Prior to the sale of the auto loan assets in 1998 and in 1997, the auto loan unit recorded net losses of $110,000 and $1.9 million, respectively.

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

                  The Company faces significant competition in connection with its Mortgage Loan products, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market. The Company attempts to maintain its competitiveness by servicing its retail mortgage loans and by maintaining and developing its strong relationships with mortgage brokers. If the Company is not successful in these regards, the Company's operations could be materially and adversely affected. See "Mortgage Loan Products -- Mortgage Loan Origination."

REGULATION
                  The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970, as amended ("FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

                  Mortgage lending laws generally require lenders to be licensed, and place limitations on the amount, duration and charges for various categories of loans, require adequate disclosure of certain contract terms and place limitations on certain collection practices and creditor remedies. Many states have usury laws that limit interest rates, although the limits generally are considerably higher than current interest rates charged by the Company. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

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

                  The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit, or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name, address and phone number of the reporting agency. RESPA was enacted to provide consumers with more effective advance disclosures about the nature and costs of the settlement process, and to eliminate kickbacks or referral fees that raised the costs of settlement services. RESPA applies to virtually all mortgages on residential real property that is designed principally for occupancy of one to four families. Specific disclosures mandated by RESPA include, without limitation, estimates of closing costs, transfers of servicing, affiliated business arrangements and other settlement information.

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

EMPLOYEES
                  At December 31, 1999, the Company employed a total of 387 full-time equivalent employees. Although the Company has experienced staffing reductions during 1999, it believes that relations with the remaining employees are good.

ITEM 2.           PROPERTIES

                  The Company's headquarters are located at 3901 Pelham Road, Greenville, South Carolina and are owned by the Company. At December 31, 1999, the Company owned one office and leased twelve offices. None of the leases, considered separately or collectively, are believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes.

ITEM 3.           LEGAL PROCEEDINGS

                  On February 26, 1999, the Company received notification from TransAmerica Small Business Capital, Inc. ("TransAmerica") that pursuant to the asset purchase agreement dated October 2, 1998, a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. TransAmerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee. This action is stayed at this time, and is before the American Arbitration Association, following the Company's successful motion to compel arbitration. TransAmerica has appealed the order compelling arbitration to the Appellate Court of Illinois, First District.

                  As a part of the agreement to sell Sterling Lending ("SLC") in 1998, the Company guaranteed certain leases of office space used by SLC. In 1999, SLC filed for bankruptcy protection and due to the financial situation of SLC, the Company has been asked to perform under certain of the guarantees. The Company is resolving each lease through active negotiations with the landlords, and management feels that the resolution of these leases will not be material to the financial statements of the Company.

                  On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). The plaintiffs are seeking unspecified monetary damages. As to the Company's subsidiary, the complaint alleges participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification, and the Company intends to contest the case vigorously. Because this matter is in its early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS

                  No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

                                     PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

                  The Company's common stock presently is traded on the NASDAQ National Market under the symbol "HGFN". Continued listing on the NASDAQ National Market requires compliance with certain criteria. In the event the Company fails to comply with this criteria, its securities may be listed on "The Nasdaq SmallCap Market" pursuant to the maintenance criteria. In the event the Company is unable to comply with the listing requirements of The Nasdaq SmallCap Market, its securities may be delisted from The NASDAQ Stock Market. Based on the Company's current financial conditions, the Company currently meets the financial conditions that are outlined for continued listing. However, no assurance can be given that the Company's future operating results will meet the criteria for continued listing on the NASDAQ market.

      According to Rule 4450 of the NASD Manual, the following quantitative maintenance criteria (Maintenance Standard 1) must be met for continued listing:
(1)   There are at least 750,000 publicly held shares.
(2)   The market value of publicly held shares is at least $5 million.
(3)   The issuer of the security has net tangible assets of at least $4 million.
(4)   The issuer has a minimum of 400 round lot shareholders.
(5)   The minimum bid price per share of $1.


The following table sets forth the high and low closing sale prices of the common stock for the periods indicated, as reported by NASDAQ.

                                                   High             Low
                                               -------------    -------------

       YEAR ENDED DECEMBER 31, 1998
       First Quarter                               $14.50           $7.50
       Second Quarter                              $ 9.50           $3.25
       Third Quarter                               $ 5.25           $2.00
       Fourth Quarter                              $ 1.81           $0.44

       YEAR ENDED DECEMBER 31, 1999
       First Quarter                               $ 2.22           $0.34
       Second Quarter                              $ 1.94           $1.06
       Third Quarter                               $ 1.50           $0.97
       Fourth Quarter                              $ 1.25           $0.63


                  On February 28, 2000, the closing price for the Company's common stock was $1.09375. As of February 28, 2000, the Company had 10,171,416 outstanding shares of common stock held by 850 stockholders of record.

                  No dividends on common stock were paid or declared during 1999 or 1998, and no dividends are expected to be paid on the common stock for the foreseeable future. The Indenture pertaining to the Company's 10-3/4% Senior Notes places certain restrictions on the Company's ability to pay dividends, and the Credit Facility to which the Company's subsidiaries HomeGold, Inc. and Carolina Investors, Inc. are parties restricts the ability of these subsidiaries to pay dividends and make loans and advances to the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources" which discussion is incorporated herein by reference.

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

                                                                                    YEAR ENDED DECEMBER 31,
                                                            1999            1998             1997           1996           1995
                                                          -----------    ------------     -----------    ------------   ------------
                                                                                     (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Interest income                                         $   8,286        $  35,075      $   34,008      $  17,908      $  15,193
   Servicing income                                            9,813           12,239           8,514          3,274            446
   Gain on sale of loans:
      Gross gain on sale of loans                              6,216            9,472          52,828         23,815          9,169
      Loan fee, net                                            3,313           11,745          30,207          4,150            586
                                                           ----------       ----------      ----------      ---------      ---------
         Total gain on sale of loans                           9,529           21,217          83,035         27,965          9,755
   Gain on sale of subsidiaries' net assets (1)                   --           18,964              --             --             --

   Other revenues                                              1,609            4,230           1,399          1,241            884
                                                           ----------       ----------      ----------      ---------      ---------
         Total revenues                                       29,237           91,725         126,956         50,388         26,278

   Interest expense                                           16,338           35,968          25,133         11,021          8,527
   Provision for credit losses                                 3,339           11,906          10,030          5,416          2,480
   Costs on real estate owned and defaulted loans              3,018            2,665             876            380            195
   Fair value adjustment on residual receivable                3,327           13,638              --             --             --
   Restructuring charges (2)                                      --            6,838              --             --             --
   General and administrative expenses                        38,286           93,701          83,408         23,110         10,224
                                                           ----------       ----------      ----------      ---------      ---------
         Total expenses                                       64,308          164,716         119,447         39,927         21,426
                                                           ----------       ----------      ----------      ---------      ---------
      Income (loss) from continuing operations before
         Income taxes, minority interest and
         extraordinary item                                  (35,071)         (72,991)          7,509         10,461          4,852
   Provision (benefit) for income taxes                       (7,394)           3,017          (3,900)           718            190
                                                           ----------       ----------      ----------      ---------      ---------
      Income (loss) from continuing operations before
          Minority interest and extraordinary item           (27,677)         (76,008)         11,409          9,743          4,662
   Minority interest in (earnings) loss of subsidiaries           (8)              47            (156)           352            (81)
                                                           ----------       ----------      ----------      ---------      ---------
      Income (loss) from continuing operations before
          Extraordinary item                                 (27,685)         (75,961)         11,253         10,095          4,581
      Income (loss) from discontinued operations (3)              --               --              --             --         (3,924)
      Extraordinary item-gain on extinguishment of debt,
          net of $0 tax (4)                                   29,500           18,216              --             --             --
                                                           ----------       ----------      ----------      ---------      ---------
         Net income (loss)                                 $   1,815        $ (57,745)     $   11,253      $  10,095      $     657
                                                           ==========       ==========      ==========      =========      =========
DILUTED EARNINGS PER SHARE:
   Continuing operations                                       (2.78)           (7.81)           1.17           1.42           0.69
   Discontinued operations                                        --               --              --             --          (0.59)
   Extraordinary item                                           2.96             1.87              --             --             --
                                                           ----------       ----------      ----------      ---------      ---------
   Net income (loss) per share                             $    0.18        $   (5.94)     $     1.17           1.42      $    0.10
                                                           ==========       ==========      ==========      =========      =========
CASH FLOW DATA:
   Cash flow due to operating cash income and expenses       (18,993)         (62,775)        (26,652)        14,174          6,849
   Cash provided by (used in)loans held for sale and other    26,210          147,055        (119,637)       (92,652)       (17,025)
                                                           ----------       ----------      ----------      ---------      ---------
      Net cash provided by (used in) operating activities  $   7,217        $  84,280      $ (146,289)       (78,478)     $ (10,176)
                                                           ==========       ==========      ==========      =========      =========
BALANCE SHEET DATA:
   Total gross loans receivable                            $  63,242        $ 124,740      $  297,615        189,532      $ 126,458
   Total residual assets, net                                 47,770           43,857          63,202         13,215          3,831
   Total assets                                              188,737          257,208         416,152        224,149        144,931
   Total debt                                                174,717          239,276         336,920        169,596        129,950
   Total shareholders' equity                              $   7,844        $   5,801      $   63,374      $  46,635      $   9,885
-----------------------------------
(1)  See Footnote 12.  Sale of Subsidiary and Subsidiary's Assets in Notes to
     Consolidated Financial Statements.
(2)  See Footnote 14.  Restructuring Charge in Notes to Consolidated Financial
     Statements.
(3)  The Company discontinued its apparel segment in 1995.
(4)  See Footnote 17.  Extraordinary Item-Gain on Extinguishment of Debt in
     Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes of the Company appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

                  From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC, its Annual Report to Shareholders, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Annual Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, dependence on Federal programs, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, and other detrimental developments.

                  The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

GENERAL

                  The Company is headquartered in Greenville, South Carolina, and primarily engages in the business of originating, purchasing, selling, securitizing and servicing mortgage loan products to sub-prime customers. Prior to the sale of the Company's auto loan portfolio in March 1998, the Company also originated, securitized and serviced auto loans. Prior to the sale of substantially all of the assets of the small business loan unit in the fourth quarter of 1998, the Company made loans to small businesses primarily for the acquisition or refinancing of real estate or property, plant and equipment, working capital, and debt consolidation. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc., a small mortgage lending company, which had been in operation since 1963.

                  In the last few years, the Company has undergone significant changes. In 1997, the Company decided to focus primarily on the Company's larger direct mail retail mortgage operation and its mortgage brokerage business. This resulted in the sale of the auto loan operations in early 1998, the sale of the small retail origination subsidiary, Sterling Lending Corp. ("SLC") in August 1998, and the sale of substantially all of the assets of the small business loan operations in November 1998. Beginning in the fourth quarter of 1997, the Company began restructuring its retail Mortgage Loan distribution channel. Having assessed market conditions, management made strategic decisions to streamline retail mortgage lending operations. Retail lending operations located in Indianapolis, Indiana, Phoenix, Arizona, and Houston, Texas were consolidated in November 1998 into the Greenville retail operating center located at the Company headquarters in Greenville, South Carolina.

                  The impact of the above restructuring resulted in the elimination of 204 positions or approximately 28% of the Company's work force. The Company incurred a $6.8 million restructuring charge in the fourth quarter of 1998 as a result of this decision. However, management feels these charges have been beneficial by creating efficiencies through consolidation of operations and implementation of strategic directives, and better alignment of expenses with current levels of production.

                  In 1999, management has focused on improving processes, especially in the retail origination channel. The changes that have been implemented are designed to improve production levels without increasing costs. One of the focal points of these changes is the time between application and funded loan. Management has streamlined the application, information gathering, and underwriting processes to reduce the processing time, and reduce the loss of customers to competitors. The Company's primary objective in 2000 will continue to be to increase loan originations while preserving liquidity, and to work towards achieving profitability from operations.

                  As a part of the Company's strategy to maintain high levels of liquidity, the Company made a decision to reduce the size of the loan portfolio. Many of the loans in the portfolio were ineligible for the full advance rate under the Company's warehouse line of credit. The sale of those loans created excess liquidity that was used in 1999 to repurchase $74.5 million face value of its senior unsecured debt for a purchase price of $45.0 million and realize an extraordinary gain of $29.5 million (net of tax) on the extinguishment of this debt. The Company may, from time to time, continue to acquire its senior debt. $12.1 million of the original $125.0 million Senior Notes remain at December 31, 1999.

                  As a result of higher customer loan prepayments than anticipated on both the portfolio and the securitized loan pools and the decision to reduce the loan portfolio by whole loan selling loans, the Company's serviced mortgage loan portfolio declined from $550.3 million at the end of 1998 to $418.9 million (including $10.4 million small business loans) at the end of 1999.

                  The combination of the above factors resulted in the Company having $26.0 million of cash and overnight investments on hand at December 31, 1999. The Company also had additional availability under its warehouse line of credit at the end of 1999 of $1.1 million. The Company will continue its effort to closely monitor its liquidity position while maximizing opportunities for achieving profitability in 2000.

                  The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                                         AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                          1999            1998             1997
                                                                     ------------     -----------     -------------
                                                                                    (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated                                        $    234,005     $   659,444     $   1,176,800
   Mortgage loans sold                                                   220,382         623,675           435,333
   Mortgage loans securitized                                             59,630          92,173           487,563
   Total mortgage loans owned (period end)                                63,242         117,685           231,145
   Total serviced mortgage loans (period end)                            408,529         550,304           768,556
   Total serviced unguaranteed mortgage loans (period end) (1)           408,529         550,304           700,248
   Average mortgage loans owned (2)                                       72,711         245,915           215,790
   Average serviced mortgage loans (2)                                   478,386         744,221           443,318
   Average serviced unguaranteed mortgage loans (1)                      478,386         743,362           411,549
   Average interest earned (2)                                              8.67%          10.34%            10.92%

SMALL BUSINESS LOANS:
   Small business loans originated                                  $         --     $   122,902     $      81,018
   Small business loans sold                                                  --         141,041            41,232
   Small business loans securitized                                           --           1,827            24,286
   Total small business loans owned (period end)                          10,388           7,054            45,186
   Total serviced small business loans (period end)                       10,388           7,054           198,876
   Total  serviced  unguaranteed  small  business loans (period
   end) (3)                                                               10,388           7,054            78,822
   Average small business loans owned (2)                                  9,671          59,598            38,427
   Average serviced small business loans (2)                               9,671         202,446           165,053
   Average serviced unguaranteed small business loans (2) (3)              9,671          82,270            61,420
   Average interest earned (2)                                              6.37 %         14.28%            15.89%

AUTO LOANS:
   Auto loans originated                                            $         --     $     2,982     $      15,703
   Auto loans sold                                                            --          20,898                --
   Auto loans securitized                                                     --              --                --
   Total auto loans owned (period end)                                        --              --            21,284
   Total serviced auto loans (period end)                                     --              --            21,284
   Average auto loans owned (2)                                               --           5,340            17,104
   Average serviced auto loans (2)                                            --           5,340            22,267
   Average interest earned (2)                                                -- %         21.28%            24.05%

TOTAL LOANS:
   Total loans originated                                           $    234,005     $   785,328     $   1,273,521
   Total loans sold                                                      220,382         785,614           476,565
   Total loans securitized                                                59,630          94,000           511,849
   Total loans receivable (period end)                                    73,630         124,739           297,615
   Total serviced loans (period end)                                     418,917         557,358           988,716
   Total serviced unguaranteed loans (period end) (1)(3)                 418,917         557,358           800,354
   Average loans owned                                                    82,382         310,853           271,321
   Average serviced loans                                                488,057         952,007           630,638
   Average serviced unguaranteed loans                                   488,057         830,972           495,236
   Average interest earned                                                  8.40%          11.28%            12.53%

---------------------------------
(1)  Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed based on the daily averages except for monthly averages for Mortgage Loans in 1997.
(3)  Excludes guaranteed portion of SBA Loans.

RESULTS OF OPERATIONS

                  For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   1999           1998          1997
                                                                                -----------    -----------    ----------
Interest income                                                                       28.3%          38.2%         26.8%
Servicing income                                                                      33.6           13.3           6.7
Gross gain on sale of loans                                                           21.3           10.4          41.6
Loan fee income, net                                                                  11.3           12.8          23.8
Gain on sale of subsidiaries' net asset                                                 --           20.7            --
Other revenues                                                                         5.5            4.6           1.1
                                                                                -----------    -----------    ----------
         Total revenues                                                              100.0%         100.0%        100.0%
                                                                                ===========    ===========    ==========

Interest expense                                                                      55.9%          39.2%         19.8%
Provision for credit losses                                                           11.4           13.0           7.9
Costs on real estate owned and defaulted loans                                        10.3            2.9           0.7
Fair value adjustment on residual receivables                                         11.4           14.9            --
Salaries, wages and employee benefits                                                 69.0           61.7          37.8
Business development costs                                                            16.4           11.8           5.9
Restructuring charges                                                                   --            7.5            --
Other general and administrative expenses                                             45.6           28.7          22.0
                                                                                -----------    -----------    ----------
Income (loss) before income taxes, minority interest and extraordinary item         (120.0)         (79.7)          5.9
Provision (benefit) for income taxes                                                 (25.3)           3.3          (3.1)
Minority interest in (earnings) loss of subsidiary                                      --            .01          (0.1)
Extraordinary item                                                                   100.9           19.9            --
                                                                                -----------    -----------    ----------
         Net income (loss)                                                             6.2%         (63.0)%         8.9%
                                                                                ===========    ===========    ==========

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

                  The Company recognized net income of $1.8 million for the year ended December 31, 1999 as compared to a net loss of $57.7 million for the year ended December 31, 1998. Included in net income for 1999 and 1998 is $29.5 million and $18.2 million, respectively of extraordinary gain on extinguishment of debt. In 1999, the Company realigned its processes and its expense structure to correspond with a lower loan production level.

                  Total revenues decreased $62.5 million, or 68.1%, to $29.2 million for the year ended December 31, 1999 from $91.7 million for the year ended December 31, 1998. 1998 amounts include revenues from operations that were sold in 1998. 1998 revenue from the mortgage operations, net of a sold subsidiary, is a more comparable figure, at $52.6 million for 1998. The lower level of revenues resulted principally from lower mortgage loan production levels and lower gains on sale of loans. The lower gains on sale of loans were a result of a combination of lower volumes of loans sold and lower overall premiums.

                  Interest income decreased $26.8 million, or 76.4%, to $8.3 million for the year ended December 31, 1999 from $35.1 million for the year ended December 31, 1998. The decrease in interest income resulted primarily from a $228.5 million, or 73.5%, decrease in average loan balance to $82.4 million in 1999 from $310.9 million in 1998. The decrease in the average loan balance resulted from a $64.8 million decrease in the Company's mortgage loan portfolio, the sale of the small-business loan portfolio and the sale of the auto loan portfolio. This decrease was compounded by a reduction in the average yield of 290 basis points. The yield in 1999 was 8.40% compared to 11.28% in 1998 due primarily to loans on non-accrual status. The decrease in the average yield is also due to the changes in the types of loans in the Company's portfolio. Weighted average mortgage rates declined 167 basis points from 10.34% in 1998 to 8.67% in 1999.

                  Servicing income decreased $2.4 million, or 19.8%, to $9.8 million for the year ended December 31, 1999 from $12.2 million for the year ended December 31, 1998. This decrease was due principally to the sale of the assets of the small business loan unit in November 1998. The average serviced mortgage loan portfolio decreased $269.1 million, or 36.1%, to $475.1 million for the year ended December 31, 1999 from $744.2 million for the year ended December 31, 1998.

                  Gross gain on sale of loans declined $3.3 million, or 34.4%, to $6.2 million for the year ended December 31, 1999, from $9.5 million for the year ended December 31, 1998 due to lower gain on sale from securitization transactions. The securitization transaction completed in May 1999 were older seasoned loans which included some second mortgage loans. As a result, higher estimated losses are anticipated on this pool. Cash gain on sale of loans increased $3.1 million, or 233.2%, to $4.5 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. The increase resulted principally from the Company's decision to focus on liquidity and whole-loan sales in late 1998 and in 1999.

                  Loans sold decreased $498.9 million, or 64.1%, to $280.0 million for the year ended December 31, 1999 from $778.9 million for the year ended December 31, 1998. The decrease in loans sold resulted from lower originations of mortgage loans held for sale and from the sale of Sterling Lending and the small business loan units in 1998. The weighted average cash gain on sale of loans was 2.03% and 0.2% for the years ended December 31, 1999 and 1998, respectively.

                  Non-cash gain on sale of loans decreased $6.4 million, or 78.6%, to $1.7 million for the year ended December 31, 1999 from $8.1 million for the year ended December 31, 1998. The decrease in non-cash gain on sale of loans was due principally to the Company's decision to sell most of its 1999 originations servicing-released and to securitize seasoned first and second mortgage loans. The Company securitized $59.6 million in loans for the year ended December 31, 1999 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 2.88%, net of expenses. The Company securitized $92.3 million in loans for the year ended December 31, 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.81%, net of expenses.

                  Loan fees decreased $8.4 million, or 71.8%, to $3.3 million for the year ended December 31, 1999 from $11.7 million for the year ended December 31, 1998. Loan fees received as a percentage of retail production for the year ended December 31, 1999 were 4.01% as compared to 4.65% for the year ended December 31, 1998. Loan fees are deferred and recognized as interest income over the life of the loan. All unamortized loan fees, net of origination costs, are realized as part of the gain on sale of loans when the loans are sold or securitized.

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

                  Other revenues decreased $2.6 million to $1.6 million for the year ended December 31, 1999 from $4.2 million for the year ended December 31, 1998. In 1998, other revenues were comprised principally of insurance commissions, underwriting fees, late charges, warrant valuations, and management fees received in connection with the mezzanine lending operation. In 1999, other revenues consist primarily of prepayment penalty income, underwriting fees, late charges, and nonrecurring income from rental of the Company's computer systems by a former subsidiary.

                  Total expenses decreased $100.4 million, or 61.0%, to $64.3 million for the year ended December 31, 1999 from $164.7 million for the year ended December 31, 1998. Total expenses are comprised of interest expense, provision for credit losses, costs on real estate owned and defaulted loans, fair value adjustment of residual receivables, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The decreased expenses in 1999 are the result of sales of subsidiaries in 1998 and of management's efforts to redesign processes and increase efficiency and effectiveness of its operations. Certain personnel reductions in the fourth quarter of 1998 and in 1999 have decreased personnel costs from $56.9 million for 1998 to $20.4 million in 1999.

                  Interest expense decreased $19.6 million, or 54.6%, to $16.3 million for the year ended December 31, 1999 from $36.0 million for the year ended December 31, 1998. The decrease in interest expense was due principally to lower levels of borrowings associated with the decrease in the Company's average mortgage loan portfolio, and the retirement of $74.5 million of the Company's Senior Notes due 2004 ("Senior Notes"). For the years ended December 31, 1999 and 1998, the Company incurred interest expense of approximately $4.4 million and $13.5 million, respectively related to the Senior Notes. For the years ended December 31, 1999 and 1998, the Company incurred interest expense of $2.0 million and $12.8 million, respectively, related to warehouse lines of credit.

                  Provision for credit losses decreased $8.6 million, or 72.0%, to $3.3 million for the year ended December 31, 1999 from $11.9 million for the year ended December 31, 1998. The decrease in the provision was associated with lower levels of loans held for investment. However, additional provision was required in 1999 to increase specific reserves for possible losses with regard to particular loans, including delinquent loans relating to the small business loan operations which were not sold.

                  Costs on real estate and defaulted loans increased $353,000, or 13.2%, to $3.0 million for the year ended December 31, 1999 from $2.7 million for 1998. This increase is due to higher levels of real estate acquired through foreclosure in 1999 over 1998. These higher levels of real estate are related to seasoning of the retained portfolio and repurchases from securitized pools. Management feels that loans made in 1997 which were not underwritten in accordance with Company guidelines increased the Company's foreclosures. As these loans are foreclosed or sold, management expects these costs to return to lower levels.

                  In 1998, due to higher than anticipated prepayments, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at a 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 1999. The peak CPR was adjusted to 28 during 1999 to reflect the recent trend in slower prepayment speeds.

                  In November 1998, the Company decided to close three retail loan origination centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge related to the write-down of fixed assets to net realizable value on assets no longer used by the Company was $3.6 million, the estimated costs of employee relocation costs and employee severance was approximately $1.4 million, and the estimated net lease cost on facilities no longer being used was $1.8 million. No such charge was required in 1999, and management feels that the reserves at December 31, 1999 continue to be adequate.

                  Total general and administrative expense decreased $55.4 million, or 59.1%, to $38.3 million for the year ended December 31, 1999, from $93.7 million for the year ended December 31, 1998. This resulted primarily because salaries, wages and employee benefits decreased $36.4 million, or 64.4%, to $20.2 million in 1999, from $56.6 million in 1998, and business development costs decreased $6.0 million to $4.8 million in 1999 from $10.8 million in 1998. The decreased costs resulted from the closure of retail operations centers outside Greenville in late 1998. The lower business development costs related to changes in the Company's direct mail campaigns in an effort to re-focus mailings to consumers more closely matching the profile of the Company's customer base.

                  The Company has recorded current income tax expense of $455,000 for the year ended December 31, 1999, even though overall the Company generated a pre-tax loss for the year ended December 31, 1999. The current tax is due on income called "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

                  The Company has recorded a deferred tax benefit in the amount of $7.8 million related to the current loss based on management's assessment of the recoverability of the related deferred tax asset. Management has performed an analysis of the recoverability of the asset based on projected conditions, and determined that it is more likely than not that the Company will be able to realize this benefit prior to the expiration of the net operating loss carryforwards.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

                  The Company recognized a net loss of $57.7 million for the year ended December 31, 1998 as compared to net income of $11.3 million for the year ended December 31, 1997. This net loss was primarily due to the Company's loan production volume being below capacity levels in relation to the general and administrative expense structure. Included in the $57.7 million net loss are several unusual items that included a $13.6 million write-down in the value of its residual receivables due to faster than anticipated prepayment speeds on its securitization pools, a $6.8 million restructuring charge, a gain on sale of subsidiaries' net assets of $19.0 million, and an $18.2 million gain on extinguishment of debt.
                  Total revenues decreased $35.2 million, or 27.8%, to $91.7 million for the year ended December 31, 1998 from $127.0 million for the year ended December 31, 1997. The lower level of revenues resulted principally from lower than anticipated mortgage loan originations and decreases in gain on sale of loans. The decrease in gain on sale of loans was partly offset by higher interest income and servicing income, and gain on sale of subsidiaries' net assets.

                  Interest income increased $1.1 million, or 3.1%, to $35.1 million for the year ended December 31, 1998 from $34.0 million for the year ended December 31, 1997. The increase in interest income resulted primarily from a $39.5 million, or 14.6%, increase in average loan balance to $310.9 million in 1998 from $271.3 million in 1997. This increase was partly offset by a reduction in the average yield of 125 basis points. The yield in 1998 was 11.28% compared to 12.53% in 1997. The increase in the average loan balance resulted from a $30.2 million increase in the Company's mortgage loan portfolio, a $21.2 million increase in the small-business loan portfolio and a $11.9 million reduction in the auto loan portfolio. The increase in the average mortgage portfolio related primarily to growth in the portfolio in the first six months of 1998. In the third quarter of 1998, the Company began reducing the amount of mortgage loans held in its portfolio. The reduction in the yield earned resulted from both a change in the mix of the Company's total portfolio, more mortgage and small business and less auto, combined with lower mortgage and commercial rates. Weighted average mortgage rates declined 58 basis points from 10.92% in 1997 to 10.34% in 1998. Weighted average commercial rates declined 161 basis points from 15.89% in 1997 to 14.28 % in 1998.

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

                  Gross gain on sale of loans declined $43.4 million, or 82.1%, to $9.5 million for the year ended December 31, 1998, from $52.8 million for the year ended December 31, 1997. Cash gain on sale of loans decreased $12.8 million, or 90.5%, to $1.3 million for the year ended December 31, 1998 from $14.2 million for the year ended December 31, 1997. The decrease resulted principally from lower premiums and discounts on sales of mortgage loans.

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

                  Loans sold increased $309.0 million, or 39.3%, to $785.6 million for the year ended December 31, 1998 from $476.6 million for the year ended December 31, 1997. The increase in loans sold resulted from the Company's decision to increase its liquidity by reducing its loan portfolio. The weighted average cash gain on sale of Loans was 0.2% and 2.7% for the years ended December 31, 1998 and 1997, respectively.

                  Non-cash gain on sale of loans decreased $30.5 million, or 79.0%, to $8.1 million for the year ended December 31, 1998 from $38.7 million for the year ended December 31, 1997. The decrease in non-cash gain on sale of loans was due principally to the Company's decision not to do a mortgage securitization in the last three quarters of 1998. The Company securitized $92.3 million in loans for the year ended December 31, 1998 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 8.81%, net of expenses. The Company securitized $511.8 million in loans for the year ended December 31, 1997 and recognized a weighted average non-cash gain on sale as a percentage of loans securitized of 7.59%, net of expenses.

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

                  Cost on real estate and defaulted loans increased $1.8 million in 1998 to $2.7 million from $876,000 in 1997. These costs are mainly associated with loans made in 1997 outside Company guidelines by former employees. These costs include carrying costs prior to the sale of the foreclosed property and net gains and losses on sale.

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

                  Total general and administrative expense increased $10.3 million, or 11.0%, to $93.7 million for the year ended December 31, 1998, from $83.4 million for the year ended December 31, 1997. This resulted primarily because salaries, wages and employee benefits increased $8.5 million, or 17.8%, to $56.6 million in 1998, from $48.0 million in 1997, and business development costs increased $3.3 million to $10.8 million in 1998 from $7.5 million in 1997. The increased personnel costs resulted from the expansion of the mortgage retail product distribution channels in 1997 and early 1998 in the portfolio management, underwriting, processing, and closing departments, and the increased expenses associated with the opening of retail regional operating centers in Greenville (first quarter of 1997) and Houston (fourth quarter of 1997). The higher business development costs also related to the retail lending expansion. The higher general and administrative expenses were also the result of expenditures associated with an anticipated higher level of production volume planned for in 1998, which did not occur.

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

FINANCIAL CONDITION

                  Net loans receivable decreased $60.3 million to $56.6 million at December 31, 1999 from $116.9 million at December 31, 1998. The reduction in net loans receivable resulted primarily from the Company's decision to increase liquidity and reduce debt by selling and securitizing residential mortgage loans.

                  The residual receivables were $47.8 million at December 31, 1999, and $43.9 million at December 31, 1998. This increase resulted primarily from the amount of the residual interest certificates in the Company's Mortgage Loan securitization completed in the second quarter of 1999, partially offset by the amortization of the residual asset.

                  Net property and equipment decreased by $2.5 million to $17.2 million at December 31, 1999, from $19.7 million at December 31, 1998. Most of the decrease can be attributed to depreciation expense incurred during the year.

                  Real estate and personal property acquired in foreclosure increased $1.8 million to $7.7 million at December 31, 1999, from $5.9 million at December 31, 1998.

                  The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes). At December 31, 1999, the Company had debt outstanding under revolving warehouse lines of credit to banks of $17.8 million, which compares with $16.7 million at December 31, 1998, for an increase of $1.1 million. During the second quarter of 1998, the Company obtained a three-year $200 million revolving warehouse line of credit that was used to replace a warehouse line of credit with another financial institution that matured on June 30, 1998. This line of credit was subsequently reduced to $100.0 million to reflect the Company's reduced loan volume levels. At December 31, 1999, the Company had $144.8 million of CII Notes and subordinated debentures outstanding, which compares with $135.9 million at December 31, 1998, for an increase of $8.9 million.

                  The aggregate principal amount of outstanding Senior Notes was $12.1 million at December 31, 1999 compared to $86.6 million on December 31, 1998. In 1999, the Company purchased $74.5 million face amount of its Senior Notes for a purchase price of $45.0 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

                  Total shareholders' equity at December 31, 1999 was $7.8 million, which compares to $5.8 million at December 31, 1998, an increase of $2.0 million. This increase resulted principally from the net income recognized in 1999 of $1.8 million.

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

                               SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                                                          AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            1999           1998           1997
                                                                         -----------    -----------    ------------
                                                                                    (IN THOUSANDS)
         Allowance for credit losses at beginning of period              $    6,659     $    6,528     $     3,084

         Net charge-offs                                                     (3,654)        (8,791)         (5,166)
         Provision charged to expense                                         3,339         11,905          10,030
         Write-down of allowance due to sale of receivables                      --         (2,983)         (1,420)
                                                                         -----------    -----------    ------------
         Allowance for credit losses at the end of the period            $    6,344     $    6,659     $     6,528
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
                       SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                                                       AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       1999              1998             1997
                                                                  ---------------    -------------    --------------
                                                                                  (IN THOUSANDS)
         RESIDUAL SECURITIES:
         Allowance for losses at beginning of period                 $     7,165       $   14,255          $  1,202

         Net charge-offs                                                  (1,661)            (147)           (1,645)
         Anticipated losses net against gain                               1,266            2,242            13,278
         Allowance transferred from (to) owned portfolio                      --               --             1,420
         Mark-to-market adjustment                                           406           (6,228)               --
         Sale of small business residual assets                               --           (2,957)               --
                                                                     ------------       ----------        ----------
         Allowance for losses at end of period                       $     7,176       $    7,165         $  14,255
                                                                     ============       ==========        ==========

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

                         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                                       AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       1999              1998             1997
                                                                  ---------------    -------------    --------------
                                                                                  (IN THOUSANDS)
         Allowance for credit losses at beginning of period           $   13,824        $  20,783        $    4,286

         Net charge-offs                                                  (5,315)          (8,938)           (6,811)
         Provision charged to expense                                      3,339           11,905            10,030
         Provision netted against gain on securitizations                  1,266            2,242            13,278
         Mark-to-market adjustment                                           406           (6,228)               --
         Sale of small business residual assets                               --           (2,957)               --
         Write-down of allowance due to sale of receivables                   --           (2,983)               --
                                                                     ------------       ----------        ----------
         Allowance for credit losses at the end of the period         $   13,520        $  13,824        $   20,783
                                                                     ============       ==========        ==========

         The total allowance for credit losses as shown on the balance sheet is as follows:

         Allowance for credit losses on loans                         $    6,344        $   6,659        $    6,528
         Allowance for credit losses on residual receivables               7,176            7,165            14,255
                                                                     ------------       ----------        ----------
         Total allowance for credit losses                            $   13,520        $  13,824        $   20,783
                                                                     ============       ==========        ==========

                  The following table sets forth the Company's allowance for credit losses on the combined serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.
                                                                                           AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------------------
                                                                                                1999         1998        1997
                                                                                           ---------------------------------------
ALLOWANCE FOR CREDIT LOSSES AS A % OF COMBINED SERVICED LOANS (1):
     Mortgage loans                                                                               2.5%        2.1%        2.0%
     Small business loans                                                                        32.2        32.6         6.8
     Auto loans                                                                                    --          --         7.6
          Total allowance for credit losses as a % of serviced loans                              3.2         2.5         2.6

NET CHARGE-OFFS AS A % OF AVERAGE COMBINED SERVICED LOANS (2):
     Mortgage loans                                                                               0.8         0.9         0.3
     Small business loans                                                                          --         1.6         2.7
     Auto loans                                                                                    --        15.0        17.2
          Total net charge-offs as a  % of  total serviced loans                                  0.8         1.1         1.4

LOANS RECEIVABLE PAST DUE 30 DAYS OR MORE AS A % OF COMBINED SERVICED LOANS (1):
     Mortgage loans                                                                              12.4        13.6         8.0
     Small business loans                                                                        55.3          --         4.2
     Auto loans                                                                                    --          --         9.4

          Total loans receivable past due 30 days or more as a % of total serviced loans         13.5        13.4         7.7

TOTAL  ALLOWANCE  FOR CREDIT LOSSES AS A % OF COMBINED  SERVICED  LOANS PAST DUE 90 DAYS OR
MORE (1)                                                                                         23.9%       35.3%       94.3%

 ------------------
(1) For purposes of these calculations, combined serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

(2) Average serviced loans have been determined by using beginning and ending balances for the period presented.

                  Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued and reversed when a loan is over 90 days past due, when the collateral is determined to be inadequate, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

         Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Company's securitized mortgage loan pools.

                                                   CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                   $  77,435,632   $ 120,860,326  $ 130,917,899  $ 118,585,860      $ 62,726,105  $  59,219,199
              2                   $  77,405,312   $ 120,119,653  $ 169,093,916  $ 118,061,792      $ 62,300,302  $  57,977,700
              3                   $  76,709,417   $ 119,364,510  $ 168,182,957  $ 148,291,454      $ 61,609,815  $  57,201,142
              4                   $  75,889,160   $ 118,965,905  $ 166,783,489  $ 146,880,279      $ 60,768,433  $  56,168,578
              5                   $  75,395,969   $ 117,238,693  $ 165,608,534  $ 145,775,696      $ 59,347,948  $  55,351,358
              6                   $  74,630,019   $ 115,870,168  $ 164,084,260  $ 144,465,651      $ 58,739,309  $  54,561,477
              7                   $  73,149,957   $ 113,537,447  $ 161,880,416  $ 143,048,555      $ 57,829,352  $  53,610,555
              8                   $  72,261,386   $ 112,100,397  $ 158,220,175  $ 140,482,698      $ 56,918,186  $  52,592,079
              9                   $  71,342,842   $ 110,468,401  $ 155,854,981  $ 137,318,432      $ 55,894,240
              10                  $  70,195,198   $ 107,887,242  $ 153,193,421  $ 134,991,772      $ 54,887,268
              11                  $  68,981,147   $ 105,138,088  $ 148,382,102  $ 131,582,081      $ 53,817,889
              12                  $  67,149,553   $ 102,142,062  $ 144,556,568  $ 129,029,429      $ 52,813,707
              13                  $  65,705,603   $  98,876,084  $ 140,265,621  $ 125,457,545      $ 51,834,618
              14                  $  63,210,889   $  95,394,444  $ 136,583,138  $ 121,706,895      $ 50,355,268
              15                  $  60,052,314   $  92,501,939  $ 133,252,925  $ 118,983,067      $ 49,261,441
              16                  $  58,133,496   $  89,402,897  $ 129,792,748  $ 116,012,173      $ 48,013,883
              17                  $  56,900,372   $  83,793,933  $ 127,118,396  $ 112,424,165      $ 46,682,595
              18                  $  55,154,969   $  81,637,626  $ 124,262,781  $ 109,695,150      $ 45,808,180
              19                  $  50,852,179   $  79,392,938  $ 119,512,141  $ 107,288,894      $ 44,422,122
              20                  $  49,702,926   $ 77,843,648   $ 116,408,786  $ 104,842,028      $ 43,821,316
              21                  $  48,629,373   $ 76,319,392   $ 113,506,699  $ 101,806,498      $ 42,973,221
              22                  $  45,780,152   $ 74,512,970   $ 108,064,086  $  98,013,963      $ 41,901,327
              23                  $ 44,612,888    $ 71,644,155   $ 104,734,353  $  95,627,417
              24                  $ 43,845,616    $ 69,074,182   $ 101,605,131  $  92,702,818
              25                  $ 42,879,623    $ 66,456,654   $  98,057,107  $  89,450,634
              26                  $ 40,453,030    $ 63,909,211   $  94,776,180
              27                  $ 38,939,475    $ 61,789,775   $  91,621,984
              28                  $ 38,094,550    $ 59,776,201   $  88,960,343
              29                  $ 37,287,522    $ 56,901,545
              30                  $ 36,315,115    $ 55,673,168
              31                  $ 35,921,142    $ 54,358,523
              32                  $ 34,976,083
              33                  $ 33,841,626
              34                  $ 33,114,404

                                                DELINQUENCIES > 30 DAYS PAST DUE
---------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3        1997-4          1998-1           1999-1
---------------------------------------------------------------------------------------------------------------------------------
              1                 $          0    $    515,954    $    609,201    $    402,972     $    44,600      $ 1,466,076
              2                 $  1,499,056    $  1,631,017    $  2,042,757    $  2,132,028     $ 1,223,964      $ 3,134,425
              3                 $  1,931,761    $  3,930,423    $  4,498,266    $  5,049,035     $ 2,013,525      $ 2,438,937
              4                 $  3,760,774    $  5,399,569    $  8,546,414    $  7,290,097     $ 3,872,888      $ 2,434,471
              5                 $  5,220,385    $  7,293,856    $ 12,337,604    $ 10,290,987     $ 3,825,651      $ 2,662,519
              6                 $  5,849,574    $  9,790,732    $ 13,432,454    $ 13,459,369     $ 5,199,587      $ 2,804,957
              7                 $  6,777,962    $ 11,933,526    $ 15,076,729    $ 12,443,357     $ 6,248,301      $ 3,115,273
              8                 $  8,078,783    $ 12,484,893    $ 17,745,496    $ 13,861,088     $ 5,983,226      $ 3,351,500
              9                 $  8,528,559    $ 12,471,739    $ 18,099,411    $ 16,777,959     $ 6,591,674
              10                $ 10,008,415    $ 11,304,455    $ 16,680,011    $ 19,050,239     $ 6,317,098
              11                $ 10,728,125    $ 12,630,402    $ 18,929,917    $ 18,524,292     $ 5,701,474
              12                $  9,257,295    $ 14,540,910    $ 21,295,026    $ 18,470,254     $ 5,950,145
              13                $  9,578,031    $ 12,933,959    $ 22,303,472    $ 18,645,129     $ 5,705,994
              14                $ 10,757,672    $ 12,674,148    $ 21,746,520    $ 17,059,730     $ 5,287,678
              15                $  9,401,614    $ 14,212,157    $ 23,240,338    $ 15,698,435     $ 6,297,465
              16                $  8,127,303    $ 14,386,886    $ 22,031,312    $ 16,318,099     $ 6,255,440
              17                $  8,227,263    $ 11,723,546    $ 19,672,481    $ 15,292,242     $ 6,342,927
              18                $  8,708,963    $ 11,171,133    $ 18,472,732    $ 15,132,124     $ 7,150,420
              19                $  7,349,210    $ 12,018,899    $ 18,243,184    $ 15,706,290     $ 6,380,174
              20                $  7,217,783    $ 11,810,332    $ 18,119,731    $ 16,301,760     $ 6,080,991
              21                $  7,120,727    $ 11,040,206    $ 18,038,082    $ 15,464,631     $ 6,103,461
              22                $  6,661,879    $ 10,286,947    $ 16,452,727    $ 14,333,343     $ 6,165,388
              23                $  6,511,325    $ 10,414,360    $ 16,055,129    $ 15,895,532
              24                $  6,250,278    $  8,906,082    $ 15,924,085    $ 14,232,856
              25                $  6,276,717    $  9,514,340    $ 15,482,673    $ 13,162,282
              26                $  5,442,995    $  8,806,693    $ 15,438,560
              27                $  4,900,780    $  8,262,250    $ 14,301,848
              28                $  6,106,097    $  8,642,371    $ 13,359,698
              29                $  4,982,511    $  6,969,409
              30                $  5,346,769    $  7,939,953
              31                $  5,756,594    $  7,790,662
              32                $  4,972,092
              33                $  4,995,142
              34                $  4,944,931

                  Included in the principal balances and delinquency amounts at December 31, 1999 is $4.7 million of real estate acquired through foreclosure.

                          DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
---------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION         1997-1      1997-2     1997-3      1997-4     1998-1     1999-1       AVERAGE
---------------------------------------------------------------------------------------------------------------------
              1                       0.00%     0.43%      0.47%        0.34%      0.07%      2.48%       0.63%
              2                       1.94%     1.36%      1.21%        1.81%      1.96%      5.41%       2.28%
              3                       2.52%     3.29%      2.67%        3.40%      3.27%      4.26%       3.24%
              4                       4.96%     4.54%      5.12%        4.96%      6.37%      4.33%       5.05%
              5                       6.92%     6.22%      7.45%        7.06%      6.45%      4.81%       6.49%
              6                       7.84%     8.45%      8.19%        9.32%      8.85%      5.14%       7.96%
              7                       9.27%    10.51%      9.31%        8.70%     10.80%      5.81%       9.07%
              8                      11.18%    11.14%     11.22%        9.87%     10.51%      6.37%      10.05%
              9                      11.95%    11.29%     11.61%       12.22%     11.79%                 11.77%
              10                     14.26%    10.48%     10.89%       14.11%     11.51%                 12.25%
              11                     15.55%    12.01%     12.76%       14.08%     10.59%                 13.00%
              12                     13.79%    14.24%     14.73%       14.31%     11.27%                 13.67%
              13                     14.58%    13.08%     15.90%       14.86%     11.01%                 13.89%
              14                     17.02%    13.29%     15.92%       14.02%     10.50%                 14.15%
              15                     15.66%    15.36%     17.44%       13.19%     12.78%                 14.89%
              16                     13.98%    16.09%     16.97%       14.07%     13.03%                 14.83%
              17                     14.46%    13.99%     15.48%       13.60%     13.59%                 14.22%
              18                     15.79%    13.68%     14.87%       13.79%     15.61%                 14.75%
              19                     14.45%    15.14%     15.26%       14.64%     14.36%                 14.77%
              20                     14.52%    15.17%     15.57%       15.55%     13.88%                 14.94%
              21                     14.64%    14.47%     15.89%       15.19%     14.20%                 14.88%
              22                     14.55%    13.81%     15.22%       14.62%     14.71%                 14.58%
              23                     14.60%    14.54%     15.33%       16.62%                            15.27%
              24                     14.26%    12.89%     15.67%       15.35%                            14.54%
              25                     14.64%    14.32%     15.79%       14.71%                            14.86%
              26                     13.46%    13.78%     16.29%                                         14.51%
              27                     12.59%    13.37%     15.61%                                         13.86%
              28                     16.03%    14.46%     15.02%                                         15.17%
              29                     13.36%    12.25%                                                    12.81%
              30                     14.72%    14.26%                                                    14.49%
              31                     16.03%    14.33%                                                    15.18%
              32                     14.22%                                                              14.22%
              33                     14.76%                                                              14.76%
              34                     14.93%                                                              14.93%

  ACTUAL HISTORICAL LIFE TO
    DATE PREPAYMENT SPEED             22.3%     24.1%     22.4 %        20.6%      18.7  %    15.9%      18.9 %

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's business requires continued access to short and long-term sources of debt financing and equity capital. As a result of selling its loans for cash in the whole loan market and as a result of selling more loans in 1999 than were originated in 1999, the Company experienced a positive cash flow from operating activities in 1999. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables. While the Company believes that such sources of funds will be adequate to meet its liquidity requirements, no assurance of such fact may be given.

                  The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize only seasoned first and second mortgages in the second quarter of 1999, and to conduct whole loan sales for the remainder of the year. Currently the Company plans to conduct a combination of securitizations and whole loan sales throughout 2000. This strategy is designed to maximize liquidity and profitability. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. In 1999, the Company began paying, on a limited basis, some yield spread premiums as a way to increase its wholesale production.

                  The table below summarizes cash flows provided by and used in operating activities:
                                                                                         YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                                1999               1998              1997
                                                                            --------------     --------------    --------------
                                                                                               (IN THOUSANDS)
OPERATING CASH INCOME:
     Servicing fees received and excess cash flow from securitization
trusts                                                                         $   15,622         $   16,548        $    3,687
     Interest received                                                              9,475             36,127            31,716
     Cash gain on sale of loans                                                     6,477              1,343            14,153
     Cash loan origination fees received                                            4,841             18,255            31,843
     Other cash income                                                              1,609              5,388             1,875
                                                                               -----------        -----------        ----------
          Total operating cash income                                              38,024             77,661            83,274

OPERATING CASH EXPENSES:
     Securitization costs                                                            (593)              (851)           (3,646)
     Securitization hedge losses                                                       --                 --            (2,125)
     Cash operating expenses                                                      (37,456)           (99,551)          (81,594)
     Interest paid                                                                (18,691)           (37,519)          (20,980)
     Taxes paid                                                                      (278)            (2,515)           (1,581)
                                                                               -----------        -----------        ----------
          Total operating cash expenses                                           (57,018)          (140,436)         (109,926)

     CASH FLOW (DEFICIT) DUE TO OPERATING CASH INCOME AND EXPENSES                (18,994)           (62,775)          (26,652)

OTHER CASH FLOWS:
     Cash used in other payables and receivables                                   (7,741)           (12,541)           (5,355)
     Cash provided by (used in) loans held for sale                                33,951            123,674          (114,282)
     Cash provided from sale of residual receivables                                   --             16,958                --
     Cash gain on sale of subsidiary assets                                            --             18,964                --
                                                                               -----------        -----------       ----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $    7,216         $   84,280        $ (146,289)
                                                                               ===========        ===========        ==========

                  Cash and cash equivalents were $26.0 million at December 31, 1999, $36.9 million at December 31, 1998, and $7.6 million at December 31, 1997. Cash provided by operating activities was $7.2 million for the year ended December 31, 1999, compared to $84.3 million for the year ended December 31, 1998. Cash provided by investing activities was $16.7 million for the year ended December 31, 1999, compared to cash provided in investing activities of $24.3 million for the year ended December 31, 1998, and cash used in financing activities was $34.8 million for the year ended December 31, 1999, compared to cash used by financing activities of $79.3 million for the year ended December 31, 1998. The decrease in cash provided by operations was due principally to a greater amount of loans sold and securitized than originations in 1999. Cash provided by investing activities was primarily from the principal collections on loans not sold. The decrease in cash provided by financing activities was due principally to retirement of $74.5 million face amount of the Senior Notes for a purchase price of $45.0 million.

                  At December 31, 1999, the Company had a $100.0 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its Mortgage Loan originations. Based on the borrowing base limitations contained in the credit facility, at December 31, 1999, the Company had aggregate outstanding borrowings of $17.8 million and aggregate borrowing availability of $11.1 million. The credit facility requires a minimum availability of $10.0 million, leaving excess availability of $1.1 million at December 31, 1999. The credit facility bears interest at Prime + 0.75% and matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII Notes outstanding and loans and advances by HomeGold, Inc. and CII to the Company. The Company believes that it is currently in compliance with the loan covenants.

                  During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement requires, among other matters, restrictions on the payment of dividends. At December 31, 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $74.5 million face amount of its senior notes in 1999 and $38.4 million in 1998. At December 31, 1999 and 1998, 12.1 million and $86.4 million, respectively, in aggregate principal amount of Senior Notes were outstanding.

                  CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of 1933, as amended (the "Securities Act"). At December 31, 1999, CII had an aggregate of $127.1 million of investor notes outstanding bearing a weighted average interest rate of 7.6%, and an aggregate of $17.7 million of subordinated debentures bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Maturities of the CII Notes and debentures generally range from one to two years.

                  Shareholders' equity increased in 1999 by $2.0 million to $7.8 million at December 31, 1999, from $5.8 million at December 31, 1998. During 1998, stockholders equity decreased $57.6 million to $5.8 million at December 31, 1998, from $63.4 million at December 31, 1997. The principal reason for the change to shareholders' equity is the net income (loss) recognized for the year.

                  The Company's primary objective in 2000 will be to increase profitability and increase loan originations while insuring adequate levels of liquidity. The Company anticipates incurring operating losses into 2000. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 2000.

LOAN SALES AND SECURITIZATIONS

                  The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 1999 and 1998, the Company had retained $9.5 million and $19.0 million, respectively, of second lien mortgage loans on its balance sheet. During 1999, 1998, and 1997, the Company sold $220.4 million, $623.7 million, and $435.3 million, respectively, of Mortgage Loans. In 1998 and 1997, the Company sold $141.0 million, and $41.2 million, respectively, of the guaranteed portions of SBA Loans.

                  Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts. These subordinate residual securities totaled $47.8 million, net of allowances, at December 31, 1999.

                  The first, second and third securitizations of 1997 and the 1998 securitization are structured as real estate mortgage investment conduits ("REMIC's"). The fourth quarter 1997 securitization utilized a real estate investment trust ("REIT"). This allows sales treatment for financial reporting purposes, but debt treatment for tax purposes. Accordingly, this structure eliminates current taxes payable on the book gain, while maintaining the structural efficiency of tranching, previously only available through a REMIC transaction. Additionally, under this structure, the Company has distributed
 .46% ownership in the REIT to a certain class of current and former employees, with an initial value of approximately $62,000. The 1999 securitization is an "Owners' Trust", another structure which allows sales treatment for financial reporting purposes, but debt treatment for tax purposes.

                  The Company has been securitizing mortgage loans since 1997. In a securitization transaction, the Company sells Mortgage Loans it purchased or originated to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used in past securitizations are appropriate and reasonable.

                  In connection with its 1999-1 securitization transaction, HomeGold agreed to cross-collateralize its residual interests in that transaction and in its 1997-1, 1997-2, and 1997-3 securitizations for the benefit of Financial Security Assurance, Inc., the bond issuer for all of those transactions. Under the terms of that cross-collateralization agreement, in the event HomeGold is in breach of its obligations under any one or more of those securitization trusts or if certain cumulative loss or delinquency triggers are met, the excess cash flow on all four residual interests will be captured by the Collateral Agent, who will distribute those monies to FSA or as otherwise specified in the agreement. The total amount that may be retained by the Collateral Agent is capped at $15 million. This agreement terminates upon the termination of all of the related securitization trusts.

                  The Company retains the right to service loans it securitizes. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. For all of the mortgage loan securitizations completed to date, the servicing asset recorded represents a 10 basis point strip of cash flows from the stipulated servicing percentage.

                  The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitizations at December 31, 1999:

                                                   1997-1        1997-2        1997-3         1997-4        1998-1        1999-1
                                                 ------------  ------------  ------------  -----------------------------------------
Outstanding balance of loans securitized         $33,114,404   $54,358,523   $88,960,343    $89,450,634   $41,901,327   $52,592,079
Average stated principal balance                      57,490        55,525        62,692         62,465        62,260        46,583
Weighted average coupon on loans                      10.83%        10.64%        11.06%         10.97%        10.81%        11.03%
Weighted average remaining term to stated
maturity                                            174 mths      174 mths      176 mths       180 mths      189 mths      202 mths
Weighted average LTV                                     77%           72%           75%            75%           75%           71%
Percentage of first mortgage loans                      100%          100%          100%           100%          100%        84.22%
Weighted average pass-through rate to
bondholders                                            7.59%         7.16%         7.05%          6.79%         6.61%         6.84%
Assumed annual losses                                  0.60%         0.60%         0.60%          0.60%         0.60%         0.87%
Remaining ramp period for losses                      0 mths        0 mths        0 mths         0 mths        0 mths        8 mths
Assumed cumulative losses as a % of UPB                1.90%         1.87%         1.79%          1.80%         1.79%         2.34%
Annual servicing fee                                   0.50%         0.50%         0.50%          0.50%         0.50%         0.56%
Servicing asset                                        0.10%         0.10%         0.10%          0.10%         0.10%         0.10%
Discount rate applied to cash flow after
   overcollateralization                                 12%           12%           12%            12%           12%           12%
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

                  The Company assesses the carrying value of its residual receivables and servicing assets for impairment at the end of each month. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be decreased through a charge against earnings in the period management recognizes the disparity. Conversely, if actual loan prepayments or defaults are better than the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be increased, with additional earnings recognized in the period management recognizes the disparity.

                  At December 31, 1999 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows (dollars in thousands).
                                                                  Loans
                                                               --------------
      Carrying amount/fair value of retained interests         $      47,770

      Weighted-average life (in years)                                  3.03

      Prepayment speed assumption (annual rate)                     24% - 30%
               Impact on fair value of 5% adverse change       $         664
               Impact on fair value of 10% adverse change      $       1,295

      Expected credit losses (annual rate)                              0.60%
               Impact on fair value of 5% adverse change       $         273
               Impact on fair value of 10% adverse change      $         547

      Residual cash flows discount rate (annual)                        12.0%
               Impact on fair value of 5% adverse change       $         748
               Impact on fair value of 10% adverse change      $       1,473

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

         During 1999 the Company recorded a deferred tax benefit in the amount of $7.8 million, bringing the total deferred tax asset to $12.0 million. The Company adjusted its reserve against the deferred tax asset in the fourth quarter 1999 based on its forecasted results prepared in December 1999. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $63.4 million at December 31, 1999.

HEDGING ACTIVITIES

                  The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company.

ACCOUNTING CONSIDERATIONS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 137 will have a material impact on the presentation of the Company's financial results or financial position.

                  Accounting standards that have been issued by the FASB that will not require adoption until a future date and will impact the preparation of the financial statements will not have a material effect upon adoption.

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

                  Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities and assumptions about prepayments, future interest rates and future volumes. To measure the sensitivity of the Company's earnings, the result of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in interest rates. The Company's interest rate risk position based on simulation results as of December 31, 1999 is as follows:

          Basis point change in interest rates            (100)         100
          Projected percentage change in net income        4.5%        (6.9)%

                  As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net loss of $1.4 million and $652,000, computed as of December 31, 1999 and December 31, 1998, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit. The estimated impact at December 31, 1999 compared to December 31, 1998 is due partially to more variable rate debt and less fixed rate debt outstanding, as a result of the repurchase of Senior Notes in 1999.

                  An immediate reduction of 100 basis points in market rates would result in a positive (negative) impact on projected net loss of $893,000 and ($2.4) million as of December 31, 1999 and December 31, 1998, respectively. The most significant reason for the negative impact of an interest rate drop estimated at December 31, 1998 is the assumption that prepayment speeds on the securitization pools would increase from a constant prepayment rate ("CPR") of 30 to a CPR of 35 if market interest rates declined by 100 basis points. This impact would be partially offset by higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at December 31, 1999 under the same interest rate scenario. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. A portion of the impact results from the Company's assumption that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The model assumes only a 25 basis points reduction on investor notes assuming a 100 basis points reduction in market rates. The rates offered on the investor notes have not historically moved with changes in market rates.

                  While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

                  As of December 31, 1999, the Company did not hedge its loans held for whole-loan sales. The Company's strategy during 1999 was to sell a substantial portion of the current month's production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. However, for 2000, the Company may begin securitizing a portion of its loan production on a quarterly basis. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at year-end.

                  On loans originated for inclusion in securitized pools, the Company may employ a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategy, includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. There were no significant open hedging positions at year end.

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

                            HOMEGOLD FINANCIAL, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            HOMEGOLD FINANCIAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS


Independent Auditors' Report ............................................................................F-2

Audited Consolidated Financial Statements
         Consolidated Balance Sheets.....................................................................F-3
         Consolidated Statements of Operations...........................................................F-5
         Consolidated Statements of Shareholders' Equity.................................................F-6
         Consolidated Statements of Cash Flows...........................................................F-7
         Notes to Consolidated Financial Statements .....................................................F-8

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
HOMEGOLD FINANCIAL, INC.
AND SUBSIDIARIES
Greenville, South Carolina


           We have audited the accompanying consolidated balance sheets of HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES for the year ended December 31, 1997, were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Elliott, Davis & Company, L.L.P.
Greenville, South Carolina


February 11, 2000

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                                1999              1998
                                                                                           --------------    -------------
                                          ASSETS                                                   (In thousands)
                                          ------
  Cash and cash equivalents                                                                $      26,009     $     36,913
  Restricted cash                                                                                  5,314            5,100

  Loans receivable                                                                                63,242          124,740
     Less allowance for credit losses                                                             (6,344)          (6,659)
     Less deferred loan fees                                                                        (730)          (2,071)
     Plus deferred loan costs                                                                        446              888
                                                                                           --------------    -------------
           Net loans receivable                                                                   56,614          116,898

  Income taxes receivable                                                                            461              900
  Accrued interest receivable                                                                      1,423            2,613
  Other receivables                                                                                8,059           12,028

  Residual receivables, net                                                                       47,770           43,857

  Property and equipment, net                                                                     17,160           19,665

  Real estate acquired through foreclosure                                                         7,673            5,881
  Excess of cost over net assets of acquired businesses, net of accumulated
     amortization of $748 in 1999 and $654 in 1998                                                 1,566            1,660

  Debt origination costs                                                                           1,658            4,681
  Deferred income tax asset, net                                                                  12,000            4,151
  Servicing asset                                                                                    867              940
  Other assets                                                                                     2,163            1,921
                                                                                           -------------     ------------
  TOTAL ASSETS                                                                             $     188,737     $    257,208
                                                                                           ==============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
  --------------------------------------------------------------------------------------- --------------------------------
                                                                                               1999              1998
                                                                                          ---------------    -------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY                                   (In thousands)
                           ------------------------------------
  Liabilities:
     Revolving warehouse lines of credit                                                   $      17,808     $     16,736

     Investor savings:
          Notes payable to investors                                                             127,065          118,586
          Subordinated debentures                                                                 17,710           17,304
                                                                                          ---------------    -------------
             Total investor savings                                                              144,775          135,890

     Senior unsecured debt                                                                        12,134           86,650

     Accounts payable and accrued liabilities                                                      4,120            6,656
     Remittances payable                                                                           1,078            1,871
     Income taxes payable                                                                            120              382
     Accrued interest payable                                                                        845            3,199
                                                                                          ---------------    -------------
          Total other liabilities                                                                  6,163           12,108
                                                                                          ---------------    -------------

  Total liabilities                                                                              180,880          251,384

  Minority interest                                                                                   13               23

  Commitments and contingencies, Notes 12, 22

  Shareholders' equity:
     Common stock, par value $.05 per share - authorized 100,000,000 shares; issued
       and outstanding 10,149,629 shares in 1999 and 9,733,374 shares in 1998                        507              486
     Capital in excess of par value                                                               39,028           38,821
     Retained deficit                                                                            (31,691)         (33,506)
                                                                                          ---------------    -------------
  Total shareholders' equity                                                                       7,844            5,801
                                                                                          ---------------    -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $     188,737     $    257,208
                                                                                          ===============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------------------
                                                                                1999                1998                1997
                                                                          -----------------    ---------------     ---------------
                                                                                     (In thousands, except share data)
REVENUES:
   Interest income                                                        $          8,286     $       35,075      $       34,008
   Servicing income                                                                  9,813             12,239               8,514
   Gain on sale of loans:
     Gross gain on sale of loans                                                     6,216              9,472              52,828
     Loan fees, net                                                                  3,313             11,745              30,207
                                                                          -----------------    ---------------     ---------------
       Total gain on sale of loans                                                   9,529             21,217              83,035

   Gain on sale of subsidiaries' net assets                                             --             18,964                  --
   Other revenues                                                                    1,609              4,230               1,399
                                                                          -----------------    ---------------     ---------------
       Total revenues                                                               29,237             91,725             126,956
                                                                          -----------------    ---------------     ---------------

EXPENSES:
   Interest                                                                         16,338             35,968              25,133
   Provision for credit losses                                                       3,339             11,906              10,030
   Costs on real estate owned and defaulted loans                                    3,018              2,665                 876
   Fair market value adjustment on residual receivables                              3,327             13,638                  --
   Salaries, wages and employee benefits                                            20,359             56,925              48,044
   Business development costs                                                        4,804             10,818               7,486
   Restructuring charges                                                                --              6,838                  --
   Other general and administrative expense                                         13,123             25,958              27,878
                                                                          -----------------    ---------------     ---------------
       Total expenses                                                               64,308            164,716             119,447
                                                                          -----------------    ---------------     ---------------

       Income (loss) before income taxes, minority interest and
            extraordinary item                                                     (35,071)           (72,991)              7,509
Provision (benefit) for income taxes                                                (7,394)             3,017              (3,900)
                                                                          -----------------    ---------------     ---------------

       Income (loss) before minority interest and extraordinary item               (27,677)           (76,008)             11,409
Minority interest in (earnings) loss of subsidiaries                                    (8)                47                (156)
                                                                          -----------------    ---------------     ---------------
       Income (loss) before extraordinary item                                     (27,685)           (75,961)             11,253
Extraordinary item--gain on extinguishment of debt, net of $0 tax                    29,500             18,216                  --
                                                                          -----------------    ---------------     ---------------
       NET INCOME (LOSS)                                                  $           1,815    $      (57,745)     $       11,253
                                                                          =================    ===============     ===============

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
          Income (loss) before extraordinary item                         $          (2.78)    $        (7.81)     $         1.20
          Extraordinary item, net of taxes                                            2.96               1.87                  --
                                                                          -----------------    ---------------     ---------------
          Net income (loss)                                                            .18              (5.94)               1.20
                                                                          =================    ===============     ===============

Basic weighted average shares outstanding                                        9,961,077          9,719,262           9,406,221
                                                                          =================    ===============     ===============

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
          Income (loss) before extraordinary item                         $          (2.78)    $        (7.81)     $         1.17
          Extraordinary item, net of taxes                                            2.96               1.87                  --
                                                                          -----------------    ---------------     ---------------
          Net income (loss)                                                            .18              (5.94)               1.17
                                                                          =================    ===============     ===============

Diluted weighted average shares outstanding                                      9,961,077          9,719,262           9,598,811
                                                                          =================    ===============     ===============


          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                     Common Stock
                                             -----------------------------
                                                                              Capital in     Retained          Total
                                                                               Excess of     Earnings      Shareholders'
                                             Shares Issued      Amount         Par Value     (Deficit)         Equity
                                             ---------------  ------------    ------------  ------------  -----------------
                                                                                    (In thousands, except share data)
Balance at December 31, 1996                      9,141,131   $       457     $    33,150   $    13,028    $        46,635
   Shares issued:
     Exercise of stock options                       40,667             2             227            --                229
     Exercise of restricted stock options             2,900            --              --            --                 --
     Employee Stock Purchase Plan                     7,534            --              67            --                 67
     Purchase of Reedy River Ventures LP            494,195            25           5,164            --              5,189
     Other shares issued                                 50            --               1            --                  1
   Net income                                            --            --              --        11,253             11,253
                                             ---------------  ------------    ------------  ------------  -----------------

Balance at December 31, 1997                      9,686,477           484          38,609        24,281             63,374
   Shares issued:
     Exercise of stock options                        9,467            --              21            --                 21
     Employee Stock Purchase Plan                    37,430             2             191            --                193
     Dividends Paid                                      --            --              --           (42)               (42)
   Net loss                                              --            --              --       (57,745)           (57,745)
                                             ---------------  ------------    ------------  ------------  -----------------

Balance at December 31, 1998                      9,733,374           486          38,821       (33,506)             5,801
   Shares issued:
     Exercise of stock options                        3,200            --               3            --                  3
     Employee Stock Purchase Plan                   102,604             5              39            --                 44
     Officer/Director Compensation                  310,783            16             165            --                181
     Other                                             (332)           --              --            --                 --
   Net income                                            --            --              --         1,815              1,815
                                             ---------------  ------------    ------------  ------------  -----------------

BALANCE AT DECEMBER 31, 1999                     10,149,629   $       507     $    39,028   $   (31,691)   $         7,844
                                             ===============  ============    ============  ============  =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                             1999                 1998                 1997
                                                                        ----------------     ----------------     ----------------
                                                                                             (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                                  $         1,815      $       (57,745)     $        11,253
     Less: Extraordinary gain on extinguishment of debt                         (29,500)             (18,216)                  --
                                                                           -------------        -------------        -------------
     Income (loss) from continuing operations                                  (27,685)             (75,961)               11,253

     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
     activities:
               Depreciation and amortization                                      2,692                3,626                2,691
               Fair market value adjustment on residual receivables               3,327               13,638
               Benefit for deferred income taxes                                 (7,849)                  --               (3,813)
               Provision for credit losses on loans                               3,339               11,906               10,030
               Provision for losses on real estate owned                          2,665                  696                   --
               Net (increase) decrease in deferred loan costs                       442                  770               (1,573)
               Net increase (decrease) in unearned discount and
                 other deferrals                                                 (1,341)              (2,245)               2,812
               Loans originated with intent to sell                            (244,086)            (747,442)          (1,140,333)
               Proceeds from loans sold                                         220,410              778,948              517,803
               Proceeds from securitization of loans                             59,630               92,316              509,781
               Restructuring charge                                                  --                5,760                   --
               Other                                                                731                  994                 (902)
               Changes in operating assets and liabilities
                 increasing (decreasing) cash                                    (5,059)               1,274              (54,038)
                                                                           -------------        -------------        -------------
                         Net cash provided by (used in) operating
                         activities                                               7,216               84,280             (146,289)
                                                                           -------------        -------------        -------------

INVESTING ACTIVITIES:
     Loans originated                                                              (762)            (156,617)            (133,188)
     Principal collections on loans not sold                                     19,718              192,176              128,552
     Loans purchased for investment purposes                                     (1,413)                  --                   --
     Purchase of REO and loans from securitization trusts                       (10,476)             (9,980)                   --
     Proceeds from sale of real estate and personal property
       acquired through foreclosure                                               9,774                7,593                6,652
     Proceeds from sale of property and equipment                                   235                2,808                   29
     Purchase of property and equipment                                            (532)             (11,701)             (13,222)
     Other                                                                          167                   48                 (411)
                                                                           -------------        -------------        -------------
     Net cash provided by (used in) investing activities                         16,711               24,327              (11,588)
                                                                           -------------        -------------        -------------
FINANCING ACTIVITIES:
     Advances on warehouse lines of credit                                      292,020            1,416,500            1,139,815
     Payments on warehouse lines of credit                                     (290,948)          (1,477,369)          (1,117,704)
     Net increase in notes payable to investors                                   8,479                3,218               17,381
     Net increase (decrease) in subordinated debentures                             405               (1,643)               2,832
     Net proceeds from issuance of senior unsecured debt                             --                   --              120,578
     Retirement of senior unsecured debt                                        (45,016)             (20,134)                  --
     Proceeds from issuance of common stock                                         229                  214                1,260
     Other                                                                           --                  (41)                  --
                                                                           -------------        -------------        -------------
     Net cash provided by (used in) financing activities                        (34,831)             (79,255)             164,162
                                                                           -------------        -------------        -------------
     Net increase (decrease) in cash and cash equivalents                       (10,904)              29,352                6,285

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                              36,913                7,561                1,276
                                                                        ----------------     ----------------     ---------------
  END OF YEAR                                                           $        26,009      $        36,913      $         7,561
                                                                        ================     ================     ===============

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

CONSOLIDATION AND ESTIMATES

The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries at December 31, 1999 were wholly-owned except for one special purpose corporation that is 99.54% owned. Included in the consolidated financial statements of operations in 1998 and 1997 are the operations of the various subsidiaries that were sold during 1998. All significant intercompany items and transactions have been eliminated in consolidation.

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

ADOPTION OF NEW ACCOUNTING POLICIES

In the first quarter of 1999, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this standard did not have a material effect on the Company's financial statements.

RESIDUAL RECEIVABLES AND SALES AND SECURITIZATION OF LOANS

In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value. Total mortgage loans securitized in 1999 and 1998 were $59.6 million and $90.4 million, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESIDUAL RECEIVABLES AND SALES AND SECURITIZATION OF LOANS (CONTINUED)

The Company also sells on a whole loan basis a significant portion of its loans (servicing released), including substantially all of its mortgage loans secured by second mortgage liens principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans.

Historically, the Company generally has been able to recognize higher premiums from securitizations compared to whole loan sales. However, cash flow is impacted more positively in the short term by whole loan sales, compared to securitizations.

In 1999, the Company completed a securitization transaction in the second quarter. The Company securitized $59.6 million of loans for a weighted average premium of 2.88%. This securitization consisted of seasoned first and second lien mortgage loans, resulting in a lower than average premium. However, the securitization of seasoned loans resulted in additional liquidity of $33.0 million for the Company. Certain loans included in that securitization were ineligible for inclusion in the borrowing base under the Company's warehouse line of credit.

During the last two quarters of the year, the Company sold its loans on a whole-loan, servicing released basis. The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company believes that it will continue to securitize, as well as whole loan sell, in 2000.

CASH AND CASH EQUIVALENTS

The Company maintains its primary checking accounts with three principal banks and maintains overnight investments in reverse repurchase agreements with those same banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 1999, 1998 and 1997, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $25.4 million, $31.6 million, and $5.3 million, respectively. These investments were collateralized by U. S. Government securities pledged by the banks.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business loan unit. This account is shown as restricted cash, and is invested in overnight investments or short-term U.S. Treasury securities.

LOANS RECEIVABLE AND INTEREST INCOME

Loans receivable in 1999 consist primarily of first and second lien residential mortgage loans, and asset-based small-business loans. In prior years, it also included SBA loans and automobile loans. During 1998, the Company sold the majority of its small-business and auto loans. The Company presently is not originating these types of loans. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND INTEREST INCOME (CONTINUED)

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

Loans receivable held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on loans receivable held for sale at December 31, 1999 or 1998.

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

ACCOUNTING FOR IMPAIRED LOANS

The Company accounts for impaired loans in accordance with SFAS No. 114 "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN". This standard requires that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amount previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. The Company assesses a specific allowance on mortgage loans, by reviewing on a loan-by-loan basis each month, all loans over 90 days past due or any loans that are in bankruptcy.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment loss was recognized for continuing operations in 1997 or 1999.

In November 1998, the Company decided to close three retail loan centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge relates to the write-down of fixed assets to net realizable value on assets no longer used by the Company and the estimated net lease cost on facilities no longer being used.

GOODWILL

The excess of cost over related net assets of businesses acquired is amortized using the straight-line method principally over 25 years. On a periodic basis, the Company reviews goodwill for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable. The Company utilizes estimated future cash flows of the purchased subsidiary compared to the value of goodwill booked in determining any impairment on the excess of cost over the related net assets.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTOR SAVINGS

The Company issues notes payable and subordinated debentures through a subsidiary company, CII. The notes are fixed rate securities registered under the South Carolina Uniform Securities Act ("the Act"), and mature from one to three years from the date of issuance. The Company pays interest on the notes monthly, quarterly, or at maturity at the option of the investor. The Company also issues subordinated debentures under the Act, which mature one year from date of issuance and have an interest rate of 5.0%. See Note 10.

SENIOR DEBT

The Company sold $125.0 million in aggregate principal amount of senior unsecured notes in 1997. The notes pay interest semi-annually at 10.75%, and mature September 15, 2004.

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

ADVERTISING EXPENSE

Advertising, promotional, and other business development costs are generally expensed as incurred except as noted herein. External costs incurred in producing media advertising are expensed the first time the advertising takes place. In 1997, the Company began using a direct mail marketing approach for its retail mortgage business. External costs related to direct mailings are capitalized in accordance with Statement of Position 93-7 and amortized over a three-month period. Total expenses recognized in 1999, 1998 and 1997 for direct mailings were approximately $4.4 million, $8.8 million and $5.9 million, respectively. The total amounts capitalized into other assets on the balance sheet at December 31, 1999 and 1998 were approximately $934,000 and $842,000, respectively.

INTEREST RATE RISK MANAGEMENT

The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently does not hedge its loans held for whole-loan sales. The Company's present strategy is to sell a substantial portion of the current months' production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at year-end. On loans originated for inclusion in securitized pools, the Company generally employs a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategy, includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE RISK MANAGEMENT (CONTINUED)

ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company.

EARNINGS PER SHARE

Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options, which are computed using the treasury stock method. In 1999 and 1998, due to the Company's net operating loss, the common stock equivalents were not included in the diluted EPS calculation since their inclusion would be antidilutive. In 1997 common stock equivalent shares included in diluted EPS totaled 192,590 equivalent shares.

SEGMENT REPORTING

During 1998, the Company adopted the provisions of SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". This Statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The Company believes that it operates as one segment.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

ACCOUNTING CONSIDERATIONS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES". All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS 133", and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 137 will have a material impact on the presentation of the Company's financial results or financial position.

Accounting standards that have been issued by the FASB that will not require adoption until a future date and will impact the preparation of the financial statements will not have a material effect upon adoption.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  SUBSEQUENT EVENT (UNAUDITED)

On January 31, 2000, HomeGold Financial, Inc. entered into a Letter of Intent to merge with HomeSense Financial Corp., a privately owned company, located in Columbia, South Carolina. HomeSense is a specialized mortgage company that originates and sells mortgage loans in the sub-prime mortgage industry, whose principal loan product is a debt consolidation loan, generally collateralized by a first lien on the borrower's home. The merger is subject to completion of a Definitive Merger Agreement and shareholder approval. The Company expects to sign a Definitive Merger Agreement in the next few weeks and obtain shareholder approval in April.

NOTE 3.  LOANS RECEIVABLE

The following is a summary of loans receivable by type of loan:

                                                                                   December 31,
                                                                     -----------------------------------------
                                                                            1999                  1998
                                                                     -------------------    ------------------
                                                                                     (In thousands)
             Mortgage Loans:
                First mortgage residential property                     $        41,848       $        92,696
                Second mortgage residential property                              9,256                18,992
                Real estate loans on rental property                              1,121                 1,285
                Construction loans                                                   --                 2,932
                                                                     -------------------    ------------------
                  Total mortgage loans                                           52,225               115,905
                                                                     -------------------    ------------------

             Small-business loans                                                10,388                 7,054

             Other loans                                                            629                 1,781
                                                                       -----------------    ------------------
                  Total loans receivable                                $        63,242       $       124,740
                                                                       =================    ==================


Included in loans receivable are $46.9 million and $74.1 million at December 31, 1999 and 1998, respectively that are being held for sale.

Included in loans receivable are loans from related parties of $121,000 and $168,000 at December 31, 1999 and 1998, respectively. Notes receivable from related parties included advances of $12,000 in 1999 and $160,000 in 1998. Repayments from related parties were $13,000 and $28,000 in 1999 and 1998, respectively. In 1999 and 1998, the Company had notes from parties at the beginning of the year who were no longer considered related parties as of December 31 due to termination of employment status.

First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1999 and 1998 of approximately 10.9% and 10.6%, respectively.

Second mortgage residential loans have contractual maturities of 12 to 360 months with an average interest rate at December 31, 1999 and 1998 of approximately 14.3% and 14.0%, respectively.

Loans sold and serviced for others at December 31, 1999 and 1998 were approximately $355.7 million and $432.6 million, respectively, and are not included in assets in the accompanying balance sheets.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  LOANS RECEIVABLE (CONTINUED)

At December 31, 1999, the Company's serviced for others mortgage loan portfolio by type of collateral is summarized as follows (in thousands):

                 First mortgage residential property                $       338,107              95.1 %
                 Second mortgage residential property                         7,826               2.2
                 Real estate loans on rental property                         9,742               2.7
                                                                    ---------------             -------
                                                                    $       355,675             100.0 %
                                                                    ===============             =======

The Company services loans in 44 states. South Carolina, North Carolina, Florida and Georgia serviced loans represent approximately 18%, 15%, 9% and 7%, respectively, of the Company's total serviced loan portfolio at December 31, 1999. No other state represents more than 6% of total serviced loans.

An analysis of the allowance for credit losses is as follows:

                                                                           Years Ended December 31,
                                                             ------------------------------------------------------
                                                                  1999                1998               1997
                                                             ----------------     --------------    ---------------
                                                                                (In thousands)
Balance at beginning of year                                   $       6,659      $       6,528     $        3,084
Provision for credit losses                                            3,339             11,906             10,030
Net charge offs                                                       (3,654)            (8,792)            (5,166)
Allowance related to loans sold                                           --             (2,983)                --
Securitization transfers                                                  --                 --             (1,420)
                                                             ----------------     --------------    ---------------
Balance at end of year                                         $       6,344      $       6,659     $        6,528
                                                               ==============     ==============    ===============


As of December 31, 1999, 1998, and 1997, loans totaling $10.8 million, $7.9 million, and $8.9 million, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $825,000, $2.0 million, and $809,000, during the years ended December 31, 1999, 1998 and 1997, respectively.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Total credit exposure at December 31, 1999 related to these items is summarized below:

                                                    Contract Amount
                                                 ----------------------
                                                    (In thousands)
                                                 ----------------------

                 Loan commitments                $               4,255
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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. OTHER RECEIVABLES

The following is a summary of other receivables:

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                       1999                  1998
                                                                                 ------------------    ------------------
                                                                                                (In thousands)
Fees Earned Not Collected                                                           $         3,277      $          1,909
Advanced funds to trust (2)                                                                   2,035                 1,820
Receivable from mortgage trust (3)                                                              975                 1,394
Final purchase price adjustment on sale of assets to Transamerica (1)                            --                 4,339
Note receivable                                                                               1,006                    --
Other                                                                                           766                 2,566

                                                                                    ----------------     -----------------
                                                                                    $         8,059      $         12,028
                                                                                    ================     =================

--------------
(1)   Received in January 1999.
(2) Trust agreements require the Company to advance interest on delinquent customer accounts.
(3) Excess distribution from mortgage trust received in January 2000 and 1999, respectively.

NOTE 5. RESIDUAL RECEIVABLES

In connection with its mortgage loan securitizations and SBA loan securitizations and sales, the Company retained residual interests in the trusts. During 1998, the Company's residual interests relating to its SBA loan securitizations were sold.

Residual assets totaling $47.8 million and $43.9 million at December 31, 1999 and 1998, respectively, resulted from mortgage loan securitizations.

The following summarizes activity in the residual receivable:

                                                                                   Years Ended December 31,
                                                                     ------------------------------------------------------
                                                                              1999               1998              1997
                                                                     ----- -----------    --- -----------    -- -----------
                                                                                        (In thousands)
                                                                     ------------------------------------------------------
Gross balance, beginning of year                                       $       51,022      $      77,457     $      14,417
Gain on sale of loans                                                           9,641             12,322            57,516
Increase in the discounted value of future cash flows, net                         --             14,289            10,311
Mark to market value adjustment                                                    19            (19,366)               --
Amortization of original residual asset value                                  (5,736)           (15,920)           (3,984)
Sale of small-business commercial residual receivable                              --            (14,845)               --
Other                                                                              --             (2,915)             (803)
Gross balance, end of year                                                     54,946             51,022            77,457
Less allowance for losses on residual receivable                               (7,176)            (7,165)          (14,255)
                                                                       ---------------    ---------------    --------------
Balance at end of year                                                 $       47,770      $      43,857     $      63,202
                                                                       ===============    ===============    ==============

An analysis of the allowance for losses, which is embedded in the interest-only strip security, is as follows:

                                                                                   Years Ended December 31,
                                                                     -----------------------------------------------------
                                                                           1999                1998              1997
                                                                     -----------------    ---------------    -------------
                                                                                        (In thousands)
Balance at beginning of year                                            $        7,165      $      14,255      $      1,202
Anticipated losses netted against gain                                           1,267              2,242            13,278
Mark to market adjustment                                                          405             (5,728)               --
Sale of small-business commercial residual asset                                    --             (2,957)               --
Net charge offs                                                                 (1,661)              (647)           (1,645)
Transfer from allowance for loan loss                                               --                 --             1,420
                                                                     -----------------    ---------------    -------------
Balance at end of year                                                  $        7,176      $       7,165      $     14,255
                                                                        ===============     ==============    ==============


The allowance represents management's estimate of losses to be incurred over the life of the securitized pool.

The Company sold $59.6 million of mortgage loans in one securitization transaction in 1999, $90.5 million of mortgage loans in one securitization transaction in 1998, and $487.6 million of mortgage loans in four securitization transactions in 1997. The company also sold $1.8 million small business loans in one securitization transaction in 1998 and $24.3 million in two securitization transactions in 1997.

The Company received net cash proceeds from the securitizations of $59.6 million, $92.3 million, and $509.8 million in 1999, 1998, and 1997, respectively. The Company recorded a gain on sale of these loans of $1.7 million, $8.1 million, and $44.2 million in 1999, 1998, and 1997, respectively.

In all securitizations entered into during the three years ended December 31, 1999, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 50 basis points of the outstanding balance, and rights to future cash flows arising after the investors in the securitization trust received the return for which they are contracted. As a result of the sale of the assets in both the auto and small business loan units, the Company has no future rights related to the auto or small business loan securitizations. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interests are generally restricted, however, until investors have been fully paid and subordinate to investor's interests. The value of the Company's portion of the securitization is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.

The Company received cash proceeds from servicing fees and excess cash flow on the Company's retained interest in securitized loans of $15.6 million, $16.5 million, and $3.7 million in 1999, 1998, and 1997, respectively.

The various securitized loan trusts have delinquency percentage and loan charge-off percentage covenants that if exceeded would significantly delay the timing of when the Company receives the excess cash generated by the trust. The excess cash results from the customer loan rates exceeding the rates paid to the investors. The securitization agreements allow the Company to repurchase delinquent or foreclosed assets. The Company purchased from the securitized loan trusts approximately $13.7 million and $10.0 million of delinquent or foreclosed assets in 1999 and 1998, respectively. As of December 31, 1999, 1998 and 1997 the Company was in compliance with the securitization agreement covenants.

In connection with its 1999 securitization transaction, the Company agreed to cross-collateralize its residual interests in that transaction and its first three 1997 securitization transactions. The cross-collateralization is for the benefit of Financial Security Assurance, Inc. ("FSA") the bond insurer for all of the transactions. Under the terms of the cross-collateralization agreement, in the event the Company is in breach of its obligations under any one or more of the securitization trusts, or if certain cumulative loss or delinquency triggers are met, the excess cash flow on all four residual interests will be captured by the Collateral Agent. The Collateral Agent will distribute these monies to FSA or as otherwise specified in the agreement. The total amount which may be retained by the Collateral Agent is capped at $15.0 million. This agreement terminates upon the termination of all of the related securitization trusts.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                        December 31,
                                               ----------------------------
                                                  1999                1998
                                               --------            --------
                                                       (In thousands)

    Land                                       $    948            $    948
    Buildings and leasehold improvements         11,545              11,276
    Equipment and computers                      10,126              11,395
    Furniture and fixtures                        4,470               5,089
    Vehicles                                        191                 195
    Restructuring reserve                        (4,312)             (5,411)
                                               --------            --------
         Total property and equipment            22,968              23,492
    Less accumulated depreciation                (5,808)             (3,827)
                                               --------            --------
         Net property and equipment            $ 17,160            $ 19,665
                                               ========            ========

Depreciation expense was $2.5 million, $3.3 million, and $2.2 million in 1999, 1998, and 1997, respectively.

The Company leases various property and equipment, office space and automobiles under operating leases. The Company's headquarters building collateralizes the warehouse line of credit.

In 1998, the Company recorded a $1.8 million non-cash restructuring charge related to future minimum rental payments for operating leased assets and facilities that are no longer used in the Company's normal course of business. During 1999, rental payments on leased facilities no longer used by the company have been paid from and sublease rent receipts have been deposited into the reserve established in 1998. As of December 31, 1999, management feels that the reserve is adequate to absorb future costs estimated to be associated with the leased space. No additional expense was recorded in 1999.

The following is a schedule of future minimum cash rental payments and future minimum operating lease expense by year for all operating leases that have initial or remaining noncancelable terms (in thousands):

                                     Future Cash         Future Lease
                                       Payment              Expense
                                   ----------------     ----------------
           2000                    $         1,985      $         1,491
           2001                                773                  394
           2002                                523                  217
           2003                                267                   68
           2004 and thereafter                  --                   --
                                   ----------------     ----------------
                                   $         3,548      $         2,170
                                   ================     ================

Total rental expense was approximately $2.0 million in 1999, $4.9 million in 1998, and $2.8 million in 1997.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

An analysis of real estate acquired through foreclosure is as follows:

                                                                             December 31,
                                                               ----------------------------------------
                                                                 1999            1998            1997
                                                               --------        --------        --------
                                                                            (In thousands)
Balance at beginning of year                                   $  5,881        $  3,295        $  4,720
Loan foreclosures and improvements                               14,827          11,777           5,888
Dispositions, net                                               (10,370)         (8,495)         (7,313)
Write-down of real estate acquired through foreclosure           (2,665)           (696)           --
                                                               --------        --------        --------
Balance at end of year                                         $  7,673        $  5,881        $  3,295
                                                               ========        ========        ========

NOTE 8.  EXCESS OF COST OVER NET ASSETS OF ACQUIRED BUSINESSES

An analysis of excess of cost over net assets of acquired business is as follows:

                                            December 31,
                                     ------------------------
                                       1999             1998
                                     -------          -------
                                          (In thousands)

Balance at beginning of year         $ 1,660          $ 2,874
Amortization expense                     (94)            (172)
Sale of intangible asset                --             (1,042)
                                     -------          -------
Balance at end of year               $ 1,566          $ 1,660
                                     =======          =======

NOTE 9.  WAREHOUSE LINES OF CREDIT

Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI"), a wholly-owned subsidiary of HGFN, or Carolina Investors, Inc. ("CII"), a wholly-owned subsidiary of HGFN, may borrow up to a maximum of $100 million with interest at the Prime Rate plus 0.75%. The note is collateralized by mortgage loan receivables and by a commercial building owned by CII. The agreement requires, among other matters, minimum availability of $10 million on the line of credit, and a requirement that CII maintain a minimum of $100 million in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, Carolina Investors, Inc., to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at December 31, 1999. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $18.9 million at December 31, 1999. HGI had outstanding borrowings of $17.8 million, and CII had no outstanding borrowings at December 31, 1999. Therefore, $1.1 million was available under this agreement on December 31, 1999. $21.0 million was available under the agreement at December 31, 1998.

The warehouse lines of credit to the small business lending subsidiaries were paid off and terminated at the time that the majority of their respective assets and liabilities were sold.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  INVESTOR SAVINGS

Investor savings are summarized as follows:
                                              December 31,
                                        -----------------------
                                          1999           1998
                                        --------       --------
                                             (In thousands)

       Notes payable to investors       $127,065       $118,586
       Subordinated debentures            17,710         17,304
                                        --------       --------
                                        $144,775       $135,890
                                        ========       ========

Notes payable to investors are issued by a subsidiary company, CII, in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes payable to investors are PARI PASSU with the senior unsecured debt of HGFN. The notes mature from one to three years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 5% to 9%. At December 31, 1999, and 1998, the weighted average rate was 7.55%, 7.38%, respectively.

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

At December 31, 1999, 1998, and 1997, notes payable to investors include an aggregate of approximately $27.0 million, $27.4 million, and $26.3 million, respectively, of individual investments exceeding $100,000.

The investor savings at December 31, 1999 mature as follows (in thousands):

                         2000                $       75,381
                         2001                        51,684
                                             ---------------
                                             $      127,065
                                             ===============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At December 31, 1999 and 1998, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed in Note 26 (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at December 31, 1999 and 1998 were $12.1 million and $86.7 million, respectively.

Included in Note 26 are consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At December 31, 1999 and 1998, all of the subsidiary guarantors were wholly-owned by the Company.

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

The Company completed the sale of substantially all of the assets related to its auto loan operation for book value on March 19, 1998, to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc. This sale provided the Company with cash proceeds of approximately $20.4 million. No significant gain or loss was recognized on this transaction. The Company no longer originates auto loans. Prior to the asset sale, this product line recorded a net loss of approximately $110,000 for the period ended March 19, 1998. The auto loan operations recorded losses of $1.9 million for the year ended December 31, 1997.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SALE OF SUBSIDIARY AND SUBSIDIARY'S ASSETS (CONTINUED)

On August 21, 1998, the Company completed the sale of its small branch network retail mortgage origination company, Sterling Lending Corporation ("SLC"), to First National Security Corporation ("FNSC") of Beaumont, Texas. The sale resulted in cash proceeds of $400,000 to HomeGold Financial, Inc. and a note receivable for $1.1 million, payable over 5 years at 7% interest. There was no significant gain or loss recorded as a result of this sale. For the period in 1998 prior to the sale of Sterling Lending, and for the year ended December 31, 1997, Sterling Lending recorded losses of $3.4 million and $3.8 million, respectively. During 1999, FNSC made three quarterly interest payments as scheduled. However, in the fourth quarter the Company was notified that Sterling Lending Corp. filed for bankruptcy protection under Chapter 11. As a result, the Company has taken a charge of approximately $900,000 in order to value the note at its estimated net realizable value at December 31, 1999. In addition, as a part of the sale agreement, the Company guaranteed certain leases of office space used by SLC. Due to the financial situation of SLC, the Company has been asked to perform under certain of the guarantees. The Company is resolving each lease through active negotiations with the landlords, and management feels that the resolution of these leases will not be material to the financial statements of the Company.

On November 13, 1998, the Company sold the majority of the assets of its small business lending units, including the 7(a) SBA lending unit, its 504 SBA lending unit, and its SBIC mezzanine lending unit, to Transamerica Business Credit Corporation ("Transamerica"). Total sales proceeds from this sale were $100.3 million. After repayment of the related warehouse lines of credit, escrowing a $5.0 million holdback of the purchase price, and paying transaction costs, the Company received net cash proceeds of approximately $49.3 million. The gain realized in 1998 was approximately $19.7 million net of related costs. The Company recorded in 1998, income (including the pre-tax $19.0 million gain on sale of net assets) of $14.4 million on these operating units that were sold. For the year ended December 31, 1997, income from the operations of these sold units were $6.7 million. The Company maintains a $5.0 million account (plus interest earned for a total of $5.3 million) with a trustee relating to representations and warranties in connection with the sale of the small business loan unit. Both the Company and Transamerica must agree for funds to be released to either party from the escrow account. On February 26, 1999, the Company received notification from Transamerica that pursuant to the asset purchase agreement dated October 2, 1998, that a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. Transamerica is seeking to recover the loan amount from the Company's $5.3 million escrow account, and thus has not agreed to allow the Company to make a scheduled distribution from the account. The Company disagrees with the assertions of Transamerica, and has made a Demand for Arbitration, which is the agreed upon method in the terms of the sale agreement for resolving disputes. The Company does not expect settlement of the claim to have a material effect on the Company's operations.

On December 2, 1998, the Company sold the majority of its asset-based lending operation to Emergent Asset Based Lending LLC, a Maryland Limited Liability Company. This transaction completed the disposition of all non-mortgage-related activities of the Company. The sale resulted in a pre-tax loss of $755,000. The Company received a note receivable of $2.2 million payable over two years at an interest rate of Prime plus 1%. The Company recorded in 1998 a net loss (including the pre-tax $755,000 loss on the sale of assets) of $3.4 million on this operating unit that was sold. For the year ended December 31, 1997, there was a loss from operations of $1.7 million.


NOTE 13. FAIR MARKET VALUE ADJUSTMENT ON RESIDUAL RECEIVABLES

As a result of higher than anticipated prepayments in 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 1997 or 1999. The Company refined its estimate and began using CPR's of 28 in 1999 based on a review of a longer period of actual experience.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14.  RESTRUCTURING CHARGES

In November 1998, the Company decided to close three retail loan centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge related to the write-down of fixed assets to net realizable value on assets no longer used by the Company was $3.6 million. The estimated net lease cost on facilities no longer being used was $1.8 million, and the estimated costs of employee relocation cost and employee severance was approximately $1.4 million.

NOTE 15.  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the years ended December 31, 1999, 1998, and 1997 consist of the following:

                                                                                YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                    1999                  1998                  1997
                                                             ------------------    ------------------    -----------------
                                                                                    (In thousands)

Depreciation expense                                         $           2,487     $           3,337     $          2,220
Amortization expense                                                       206                   289                  471
Legal and professional fees                                              2,013                 3,125                6,749
Loan costs                                                               1,608                 3,972                2,657
Deferred loan costs                                                     (2,251)               (5,917)              (1,658)
Travel and entertainment                                                   729                 3,362                3,493
Office rent and utilities                                                  322                 2,827                2,206
Telephone                                                                  928                 4,228                3,411
Office supplies                                                            501                 2,015                2,322
Equipment and miscellaneous rental                                       1,896                 2,285                  611
Repairs and maintenance                                                  1,124                   966                  413
Postage and handling charges                                               374                 1,146                1,136
Other                                                                    3,186                 4,323                3,847
                                                             ------------------    ------------------    -----------------
TOTAL OTHER GENERAL AND ADMINISTRATIVE EXPENSES              $          13,123     $          25,958     $         27,878
                                                             ==================    ==================    =================

NOTE 16.  INCOME TAXES

   A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes, minority interest, and extraordinary item are as follows:

                                                                                     Years Ended December 31,
                                                                        -------------------------------------------------
                                                                            1999               1998              1997
                                                                        -------------     --------------     ------------
                                                                                          (In thousands)
Statutory Federal rate of 34% applied to pre-tax income
  from continuing operations before minority interest
  and extraordinary item                                                $     (11,924)    $      (24,817)    $      2,553
State income taxes, net of federal income tax benefit                           (511)                279             (16)
Change in the valuation allowance for deferred tax assets allocated
  to income tax expense                                                        (7,500)            21,672           (7,508)
Nondeductible expenses                                                             23                 91              107
Amortization of excess cost over net assets of acquired businesses                 18                 46               66
Effect of losses on tax provision                                              11,800              3,909               --
Tax on excess inclusion income from REMIC's                                       700              2,284              457
Other, net                                                                         --               (447)             441
                                                                        -------------     --------------     ------------
                                                                        $      (7,394)    $        3,017     $     (3,900)
                                                                        =============     ==============     ============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  INCOME TAXES (CONTINUED)

The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                               Years Ended December 31,
                        -------------------------------------
                          1999           1998           1997
                        -------        -------        -------
                                   (In thousands)
Current
  Federal               $   403        $ 2,594        $   289
  State and local            52            423           (376)
                        -------        -------        -------
                            455          3,017            (87)
Deferred
  Federal                (7,023)          --           (4,165)
  State and local          (826)          --              352
                        -------        -------        -------
                         (7,849)          --           (3,813)
Total
  Federal                (6,620)         2,594         (3,876)
  State and local          (774)           423            (24)
                        -------        -------        -------
                        $(7,394)       $ 3,017        $(3,900)
                        =======        =======        =======

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and AMT credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                           December 31,
                                                                                     -----------------------
                                                                                       1999           1998
                                                                                     --------       --------
                                                                                          (In thousands)

Deferred tax liabilities:
   Differences between book and tax basis of property                                $   (601)      $ (1,011)
   Differences between book and tax basis of investment in owner's trust                 (546)          --
   Difference between book and tax basis of the residual receivables associated
    with the Company's investment in the Real Estate Investment Trust                  (1,096)        (1,513)
   Deferred loan costs                                                                   (100)          (333)
   Other                                                                                   (9)           (11)
                                                                                     --------       --------
     Total gross deferred tax liabilities                                            $ (2,352)      $ (2,868)
                                                                                     ========       ========

Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles                $    200       $    178
   Differences between book and tax basis of REMIC residual receivables                 2,303          5,318
   Allowance for credit losses                                                          3,501          3,582
   AMT credit carryforward                                                                 19             58
   Operating loss carryforward                                                         21,535         17,871
   Deferred loan fees                                                                     270            780
   REO reserve                                                                            114            114
   Restructuring reserve-leases                                                           415            640
   Other                                                                                  167            150
                                                                                     --------       --------
     Total gross deferred tax assets                                                   28,524         28,691
     Less valuation allowance                                                         (14,172)       (21,672)
     Less gross deferred tax liabilities                                               (2,352)        (2,868)
                                                                                     --------       --------
   Net deferred tax asset                                                            $ 12,000       $  4,151
                                                                                     ========       ========

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets at December 31, 1999 was $14.2 million. The increase (decrease) in the valuation allowance for the year ended December 31, 1999 and the year ended December 31, 1998 was ($7.5) million and $21.7 million, respectively. The valuation allowance at December 31, 1999 relates primarily to net operating losses ("NOL") carryforwards. The decision to reduce the valuation allowance in 1999 was based on improvements in 1999 production and 2000 loss projections. The Company experienced a taxable loss for 1999. The ability to fully utilize all of the NOL's expiring in 2000 is reduced by the Company's current year loss and the inability to use current period earnings classified as "excess inclusion" to offset prior NOL's. Earnings of approximately $1.8 million for the year ended December 31, 1999 and $6.0 million in 1998 were classified as excess inclusion and were not able to be offset with prior year NOL's. Management believes that it is more likely than not that the results of future operations and tax planning strategies available to the Company will generate sufficient taxable income to realize the net deferred tax asset. Management continues to evaluate this each quarter, and may make additional adjustments to reserves against this asset if deemed appropriate in the future.

As of December 31, 1999, the Company has available Federal NOL carryforwards expiring as follows (in thousands):

                     2000                    $        3,297
                     2001                             1,911
                     2002 and after                  58,128
                                             ---------------
                                             $       63,336
                                             ===============

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

NOTE 17.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

The Company purchased $74.5 and $38.4 million face amount of its Senior Notes in the market for a purchase price of $45.0 and $18.9 million in 1999 and 1998, respectively. A proportionate share of the unamortized debt origination costs relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $29.5 million and $18.2 million in 1999 and 1998, respectively. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

NOTE 18.  STATEMENT OF CASH FLOWS

The following information relates to the Statement of Cash Flows for the three years ended December 31, 1999, 1998, and 1997:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                 1999               1998               1997
                                                                               --------           --------           --------
                                                                                              (In thousands)
Changes in operating assets and liabilities increasing (decreasing) cash:
      Restricted cash                                                          $   (214)          $ (5,100)          $   --
      Other receivables                                                           3,969             (2,657)            (5,223)
      Residual receivable                                                        (7,240)             6,124            (46,318)
      Accrued interest receivable                                                 1,189              1,794             (2,292)
      Servicing asset                                                                73                528             (1,468)
      Other assets                                                                2,670              6,373             (5,378)
      Remittance due to loan participants                                          (793)            (2,720)             1,072
      Accrued interest payable                                                   (2,354)            (1,551)             4,153
      Income taxes payable                                                          177                511             (1,666)
      Other liabilities                                                          (2,536)            (2,028)             3,082
                                                                               --------           --------           --------
                                                                               $ (5,059)          $  1,274           $(54,038)
                                                                               ========           ========           ========

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18.  STATEMENT OF CASH FLOWS (CONTINUED)

The Company foreclosed on, or repossessed property used to collateralize loans receivable in the amount of $4.3 million, $12.1 million, and $5.4 million, in 1999, 1998, and 1997, respectively. The Company purchased $10.5 million of foreclosed property from the securitization trusts in 1999. The company repurchased loans from the securitization trusts of $9.9 million in 1998. The Company did not repurchase from the trusts in 1997.

The Company paid income taxes of $277,000, $2.5 million, and $1.6 million, in 1999, 1998, and 1997, respectively. The Company paid interest of $18.7 million, $37.5 million, and $21.0 million, in 1999, 1998, and 1997, respectively.

NOTE 19.  STOCK OPTION PLANS

On May 21, 1981, the shareholders approved an employee stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No additional shares are available for grant under this stock option plan, and there are 24,000 unexercised options outstanding at December 31, 1999, of which 24,000 are exercisable.

On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,667 shares of common stock. In May 1997, April 1998, and in March 1999, the shareholders approved an additional 150,000, 350,000, and 400,000 shares of common stock, respectively. Therefore, under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 1,066,667 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of market value at date of grant. The options expire ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 230,207 common stock options at December 31, 1999, and there are 1,202,500 unexercised options outstanding at December 31, 1999, of which 460,000 are exercisable.

Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 31 beginning in 1995 through 1999. Under the terms of the plan, the Company may grant options totaling 33,333 shares. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. The remaining options available for grant under this plan consist of 27,606 common stock options at December 31, 1999, and there are 5,328 unexercised options outstanding at December 31, 1999, of which 4,795 are exercisable.

On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares that may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 1999 and 1998, there were 14,500 agreements granted under this plan with 11,600 unexercised agreements outstanding, all of which are exercisable. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

Activity in stock options is as follows:

                                                                                        Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              1999             1998               1997
                                                                         -------------    ---------------    --------------
Options outstanding, beginning of year                                        973,003            483,971           487,638

   Date of Grant             Issued at:
--------------------    ----------------------
     02/11/97           $13.50 per share                                           --                 --             1,000
     05/02/97           $13.00 per share                                           --                 --            10,000
     08/06/97           $14.25 per share                                           --                 --             5,000
     09/22/97           $13.50 per share                                           --                 --            21,000
     01/16/98           $8.00 per share                                            --              6,000                --
     01/16/98           $9.00 per share                                            --             15,000                --
     03/11/98           $9.75 per share                                            --            205,000                --
     04/22/98           $8.75 per share                                            --             16,900                --
     05/13/98           $6.75 per share                                            --             50,000                --
     09/04/98           $2.44 per share                                            --              7,000                --
     12/02/98           $0.9375 per share                                          --            404,000                --
     02/26/99           $0.9375 per share      (non-qualified)                 25,000                 --                --
     02/26/99           $1.32 per share        (non-qualified)                  1,334                 --                --
     03/10/99           $1.22 per share                                        10,000                 --                --
     07/23/99           $1.3125 per share                                      35,000                 --                --
     08/20/99           $0.9375 per share      (non-qualified)                 10,000                 --                --
     10/06/99           $1.03 per share                                       502,800                 --                --
                                                                         -------------    ---------------    --------------
                                Total Granted                                 584,134            703,900            37,000
                                                                         -------------    ---------------    --------------

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

                                                                                    Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                            1999               1998              1997
                                                                       ---------------    ---------------    --------------
Expired, canceled or forfeited:
$1.0825 per share                                                             (12,002)                --                --
$1.32 per share                                                                (9,335)            (2,668)               --
$4.625 per share                                                              (34,840)           (28,800)               --
$10.38 per share (directors plan)                                                  --               (400)               --
$12.25 per share                                                              (46,000)           (86,000)               --
$11.25 per share (directors plan)                                                  --               (533)               --
$13.50 per share                                                                   --             (1,000)               --
$13.00 per share                                                              (10,000)                --                --
$14.25 per share                                                                   --             (5,000)               --
$13.50 per share                                                                   --            (15,000)               --
$8.00 per share                                                                    --             (6,000)               --
$9.00 per share                                                                    --            (15,000)               --
$9.75 per share                                                               (42,000)           (45,000)               --
$8.75 per share                                                               (16,900)                --                --
$0.9375 per share                                                            (114,700)                --                --
                                                                         -------------    ---------------    --------------
                                                                             (285,777)          (205,401)               --

Exercised:
$1.0825 per share                                                                  --             (6,667)          (17,336)
$1.32 per share                                                                    --                 --           (13,332)
$4.625 per share                                                                   --             (1,600)           (9,600)
$5.09 per share                                                                    --             (1,200)               --
$10.380 per share (directors plan)                                                 --                 --              (266)
$11.250 per share (directors plan)                                                 --                 --              (133)
$0.9375 per share                                                              (3,200)                --                --
                                                                         -------------    ---------------    --------------
                                                                               (3,200)            (9,467)          (40,667)
                                                                         -------------    ---------------    --------------
Options outstanding, end of year                                            1,268,160            973,003           483,971
                                                                         =============    ===============    ==============
Exercisable, end of year                                                      525,129            340,818           193,839
                                                                         =============    ===============    ==============
Available for grant, end of year                                              257,813            141,173           292,340
                                                                         =============    ===============    ==============

The above table does not include the restricted stock rights for 14,500 shares issued in 1996 and 1997 of which rights for 11,600 shares are unexercised.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED Compensation." As such, the stock-based compensation utilized by the Company has been accounted for under APB Opinion No. 25.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1999               1998               1997
                                                         ----------------    --------------     --------------
                                                                (In thousands, except per share data)
    Net income (loss) - as reported                      $         1,815     $     (57,745)     $      11,253
    Net income (loss) - pro forma                                  1,160           (58,025)            10,969
    Diluted earnings (loss) per share - as reported                 0.18             (5.94)              1.17
    Diluted earnings (loss) per share - pro forma                   0.12             (5.97)              1.14

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19.  STOCK OPTION PLANS (CONTINUED)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions used in 1999 : dividend yield of 0%, expected volatility of 254.0%, risk-free interest rate of approximately 6.73%, and expected lives of 8 years. The weighted average assumptions used in 1998 were dividend yield of 0%, expected volatility of 142%, risk-free interest rate of 4.64% and expected lives of 5 years. The weighted average assumption used in 1997 were dividend yield of 0%, expected volatility of 64%, risk-free interest rate of 5.70% and expected lives of 3 years. The pro forma amounts disclosed above may not be representative of the effects on reported net income for future periods.

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

NOTE 20.  TRANSACTIONS WITH RELATED PARTIES

The Company engaged in the following related party transactions:

The Company obtains legal services from Wyche, Burgess, Freeman & Parham, P.A., certain members of which, when considered in the aggregate, beneficially own 596,351 shares of the Company's capital stock. A partner of the firm also serves as secretary to the Company. Total charges for these services were approximately $228,000 in 1999, $659,000 in 1998, and $308,000 in 1997.

Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $707,000, $661,000, and $660,000 at December 31, 1999, 1998 and 1997, respectively. The Company also had notes receivable from related parties at December 31, 1999, 1998 and 1997 of approximately $121,000, $168,000, and $509,000, respectively.

NOTE 21.  EMPLOYEE RETIREMENT PLAN

The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan allows employees who have completed 30 days of service to participate in the plan and provides for Company contributions, subject to certain limitations. Company matching contributions are 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contributions under the plan totaled approximately $320,500 in 1999, $879,000 in 1998, and $761,000 in 1997.

NOTE 22.  COMMITMENTS AND CONTINGENCIES

The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 1999, the Company had no outstanding forward commitment contracts.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the year ended December 31, 1999, are as follows:

                                                                                          Quarter Ended
                                                                 ------------------------------------------------------------
                                                                    March 31,       June 30,     September 30,    December 31,
                                                                      1999            1999            1999            1999
                                                                 ------------    ------------    ------------    ------------

                                                                         (in thousands, except share data)
REVENUES:
     Interest income                                             $      3,338    $      1,618    $      1,771    $      1,559
     Servicing income                                                   2,402           2,608           2,606           2,197
     Gain on sale of loans:
       Gross gain  on sale of loans                                     1,173           3,216              70           1,757
       Loan fees, net                                                     957           1,416             716             224
                                                                 ------------    ------------    ------------    ------------
         Total gain (loss) on sale                                      2,130           4,632             786           1,981
     Other revenues                                                       396             354             409             450
                                                                 ------------    ------------    ------------    ------------
         Total revenues                                                 8,266           9,212           5,572           6,187

EXPENSES:
     Interest                                                           4,798           4,189           3,778           3,573
     Provision for credit losses                                           81            (430)          1,672           2,016
     Cost of real estate owned and defaulted loans                        823             588             729             878
     Fair market adjustment on residual receivables                       (53)            828             856           1,696
     Salaries, wages and employee benefits                              5,671           5,232           4,957           4,499
     Business development costs                                         1,190           1,237           1,330           1,047
     Other general and administrative                                   3,258           3,538           2,920           3,407
                                                                 ------------    ------------    ------------    ------------
       Total expenses                                                  15,768          15,182          16,242          17,116
                                                                 ------------    ------------    ------------    ------------
     Loss before income taxes, minority interest and
       extraordinary item                                              (7,502)         (5,970)        (10,670)        (10,929)
     Provision (benefit) for income taxes                                 450             170              55          (8,069)
     Minority interest in (earnings) loss of subsidiaries                   3              (7)             (3)             (1)
                                                                 ------------    ------------    ------------    ------------
     Income before extraordinary item                                  (7,949)         (6,147)        (10,728)         (2,861)
     Extraordinary item-gain on extinguishment of debt,
       net of $0 tax                                                   16,946           4,281           8,143             130
                                                                 ------------    ------------    ------------    ------------
       Net income (loss)                                         $      8,997    $     (1,866)   $     (2,585)   $     (2,731)
                                                                 ============    ============    ============    ============
     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item                         $      (0.81)   $      (0.63)   $      (1.07)   $      (0.28)
          Extraordinary item, net of taxes                               1.73            0.44            0.81            0.01
                                                                 ------------    ------------    ------------    ------------
          Net income (loss)                                      $       0.92    $      (0.19)   $      (0.26)   $      (0.27)
                                                                 ============    ============    ============    ============
     Basic weighted average shares outstanding                      9,792,174       9,827,228      10,070,150      10,149,629
                                                                 ============    ============    ============    ============
     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item                         $      (0.81)          (0.63)          (1.07)          (0.28)
          Extraordinary item, net of tax                                 1.73            0.44            0.81            0.01
                                                                 ------------    ------------    ------------    ------------
          Net income (loss)                                              0.92           (0.19)          (0.26)          (0.27)
                                                                 ============    ============    ============    ============
     Diluted weighted average shares outstanding                    9,792,174       9,827,228      10,070,150      10,149,629
                                                                 ============    ============    ============    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23.  SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

The quarterly results of operations for the year ended December 31, 1998, are as follows:

                                                                                         Quarter Ended
                                                            ------------------------------------------------------------------------
                                                              March 31,            June 30,         September 30,      December 31,
                                                                 1998                1998               1998               1998
                                                            ---------------    ----------------    --------------     --------------
                                                                          (in thousands, except share data)
REVENUES:
     Interest income                                        $        8,673      $       10,516     $      10,364      $       5,522
     Servicing income                                                4,222               3,379             2,597              2,041
     Gain on sale of loans:
       Gross gain (loss) on sale of loans                            6,517               6,775             2,529             (6,349)
       Loan fees, net                                                3,602               3,228             3,261              1,654
                                                            ---------------    ----------------    --------------     --------------
         Total gain (loss) on sale                                  10,119              10,003             5,790             (4,695)
     Gain on sale of subsidiaries-net assets                            --                  --                --             18,964
     Other revenues                                                  1,540                 879             1,092                719
                                                            ---------------    ----------------    --------------     --------------
         Total revenues                                             24,554              24,777            19,843             22,551

EXPENSES:
     Interest                                                        8,432               9,953             9,950              7,633
     Provision for credit losses                                     4,829               2,111             3,639              1,327
        Cost of real estate owned and defaulted loans                  123                 275             1,299                968
     Fair market adjustment on residual receivables                  1,580               7,330             5,320              (592)
     Salaries, wages and employee benefits                          18,435              16,198            12,544              9,748
     Business development costs                                      3,479               3,055             1,954              2,330
     Restructuring charges                                              --                  --                --              6,838
     Other general and administrative                                7,616               6,263             6,315              5,764
                                                            ---------------    ----------------    --------------     --------------
       Total expenses                                               44,494              45,185            41,021             34,016
                                                            ---------------    ----------------    --------------     --------------
     Loss before income taxes, minority interest and
       extraordinary item                                          (19,940)            (20,408)          (21,178)           (11,465)
     Provision (benefit) for income taxes                              679               2,565               866             (1,093)
     Minority interest in (earnings) loss of subsidiaries                4                  (2)               11                 34
                                                            ---------------    ----------------    --------------     --------------
     Income before extraordinary item                              (20,615)            (22,975)          (22,033)           (10,338)
     Extraordinary item-gain on extinguishment of debt,
       net of $0 tax                                                    --                  --             7,724             10,492
                                                            ---------------    ----------------    --------------     --------------
       Net income (loss)                                    $      (20,615)     $      (22,975)    $     (14,309)     $         154
                                                            ===============    ================    ==============     ==============

     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item                    $        (2.12)     $        (2.37)    $       (2.26)     $       (1.06)
          Extraordinary item, net of taxes                              --                  --               .79               1.08
                                                            ---------------    ----------------    --------------     --------------
          Net income (loss)                                 $        (2.12)     $        (2.37)    $       (1.47)     $         .02
                                                            ===============    ================    ==============     ==============

     Basic weighted average shares outstanding                   9,701,993           9,708,083         9,733,099          9,733,374
                                                            ===============    ================    ==============     ==============

     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item                    $        (2.12)     $        (2.37)    $       (2.26)     $       (1.06)
          Extraordinary item, net of tax                                --                  --               .79               1.08
                                                            ---------------    ----------------    --------------     --------------
          Net income (loss)                                 $        (2.12)     $        (2.37)    $       (1.47)     $         .02
                                                            ===============    ================    ==============     ==============

     Diluted weighted average shares outstanding                 9,701,993           9,708,083         9,733,099          9,733,374
                                                            ===============    ================    ==============     ==============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24.  EARNINGS PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share.

                                                                                  For the Year Ended December 31,
                                                                     -----------------------------------------------------------
                                                                           1999                 1998                 1997
                                                                     ------------------    ----------------    -----------------
                                                                                 (in thousands, except per share data)
Numerator
Net income (loss)-numerator for basic and fully diluted EPS          $           1,815     $       (57,745)    $         11,253

Denominator
Basic weighted average shares o/s-denominator for basic EPS                  9,961,077           9,719,262            9,406,221
Effect of dilutive employee stock options                                           --                  --              192,590
                                                                     ------------------    ----------------    -----------------
Fully diluted weighted average shares o/s-denominator for
   fully diluted EPS                                                         9,961,077           9,719,262            9,598,811
                                                                     ==================    ================    =================

Basic earnings per common share                                      $            0.18     $         (5.94)    $           1.20
Fully diluted earnings per common share                              $            0.18     $         (5.94)    $           1.17

The computation of fully diluted EPS in 1999 and 1998 does not take into account the effect of any outstanding common stock equivalents since their inclusion would be antidilutive. The number of shares related to common stock equivalents that would have been included in 1999 and 1998 were 70,657 and 77,983, respectively.

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

Loans Receivable

For residential mortgage loans, small business loans and auto loans, fair value is estimated using the market prices received on recent sales or securitizations of these loans in the secondary market.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                    1999                                  1998
                                                      ---------------------------------     ---------------------------------
                                                         CARRYING            FAIR             CARRYING             FAIR
                                                          AMOUNT             VALUE             AMOUNT             VALUE
                                                      ---------------    --------------     --------------    ---------------
                                                                                  (IN THOUSANDS)
Financial Assets:
   Cash and cash equivalents                           $      26,009     $      26,009      $      36,913      $      36,913
   Restricted cash                                             5,314             5,314              5,100              5,100
   Loans receivable                                           56,614            57,300            116,898            120,000
   Residual receivable                                        47,770            47,770             43,857             43,857

Financial Liabilities:
   Notes payable to banks and other                    $      17,808     $      17,808      $      16,736      $      16,736
   Investor savings:
     Notes due to investors                                  127,065           127,065            118,586            118,586
     Subordinated debentures                                  17,710            17,710             17,304             17,304
   Senior unsecured debt                                      12,134             5,700             86,650             43,000
   Commitments to extend credit                                4,255             4,307              5,619              5,800

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26. CONSOLIDATING CONDENSED FINANCIAL DATA OF THE COMBINED SUBSIDIARIES THAT GUARANTEED SENIOR DEBT

The Subsidiary Guarantors of the Company's Senior Notes at December 31, 1999 consist of the following wholly owned subsidiaries of the Company:

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

As of December 31, 1999, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. and Premier Financial Services, Inc. (the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

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

A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated Maryland Limited Liability Company, on December 2, 1998. Since not all assets of this subsidiary were sold, the guaranty was not released.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                     Combined
                                                                   Wholly-Owned    Combined
                                                       Parent       Guarantor     Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                     ----------    ------------   ------------   ------------    ------------
                      ASSETS
                      ------
Cash and cash equivalents                            $     202     $    25,806    $        1     $        --          26,009
Restricted cash                                          5,314              --            --              --           5,314
Loans receivable:
   Loans receivable                                         --          63,242            --              --          63,242
   Notes receivable from affiliates                      7,097          36,229         4,584         (47,910)             --
                                                     ----------    ------------   -----------    ------------    ------------
         Total loans receivable                          7,097          99,471         4,584         (47,910)         63,242

   Less allowance for credit losses on loans                --          (6,344)           --              --          (6,344)
   Less deferred loan fees                                  --            (730)           --              --            (730)
   Plus deferred loan costs                                 --             446            --              --             446
                                                     ----------    ------------   -----------    ------------    ------------
         Net loans receivable                            7,097          92,843         4,584         (47,910)         56,614

Other Receivables:
   Income tax                                               --             461            --              --             461
   Accrued interest receivable                              36           1,387            --              --           1,423
   Other receivables                                     1,006           7,053            --              --           8,059
                                                     ----------    ------------   -----------    ------------    ------------
      Total other receivables                            1,042           8,901            --              --           9,943

Investment in subsidiaries                              31,487              --            --         (31,487)             --

Residual receivables, net                                   --           4,545        43,225              --          47,770
Net property and equipment                                  --          17,160            --              --          17,160
Real estate and personal  property acquired through
   foreclosure                                              --           7,673            --              --           7,673
Net excess of cost over net assets of acquired
   businesses                                               38           1,528            --              --           1,566
Deferred income tax asset, net                           3,510           8,490            --              --          12,000
Other assets                                               304           4,384            --              --           4,688
                                                     ----------    ------------   -----------    ------------    ------------
TOTAL ASSETS                                         $  48,994     $   171,330    $   47,810     $   (79,397)    $   188,737
                                                     ==========    ============   ===========    ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Revolving warehouse lines of credit               $      --     $    17,808    $       --     $        --     $    17,808

   Investor savings:
      Notes payable to investors                            --         127,065            --              --         127,065
      Subordinated debentures                               --          17,710            --              --          17,710
                                                     ----------    ------------   -----------    ------------    ------------
         Total investor savings                             --         144,775            --              --         144,775

   Senior unsecured debt                                12,134              --            --              --          12,134

   Accounts payable and accrued liabilities                 --           4,120            --              --           4,120
   Remittances payable                                      --           1,078            --              --           1,078
   Income taxes payable                                     --             120            --              --             120
   Accrued interest payable                                384             461            --              --             845
   Due to (from) affiliates                             28,632              --         7,597         (36,229)             --
                                                     ----------    ------------   -----------    ------------    ------------
      Total other liabilities                           29,016           5,779         7,597         (36,229)          6,163

   Subordinated debt to affiliates                          --          11,681            --         (11,681)             --
                                                     ----------    ------------   -----------    ------------    ------------

Total liabilities                                       41,150         180,043         7,597         (47,910)        180,880

Minority interest                                           --              (1)           14              --              13

Shareholders' equity:
   Common stock                                            507             998             2          (1,000)            507
   Capital in excess of par value                       39,028          66,043        48,807        (114,850)         39,028
   Retained earnings (deficit)                          (31,691)       (75,753)       (8,610)         84,363         (31,691)
                                                     ----------    ------------   -----------    ------------    ------------
Total shareholders' equity                               7,844          (8,712)       40,199         (31,487)          7,844
                                                     ----------    ------------   -----------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  48,994     $   171,330    $   47,810     $   (79,397)        188,737
                                                     ==========    ============   ===========    ============    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Combined
                                                             Combined        Non
                                                            Wholly-Owned Wholly-Owned    Combined
                                                  Parent      Guarantor     Guarantor   Non-Guarantor
                                                 Company    Subsidiaries Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                ----------  -----------  ------------   ------------   ------------    ------------
                      ASSETS
                      ------
Cash and cash equivalents                       $     196   $   34,215   $        --    $     2,502    $        --     $    36,913
Restricted cash                                     5,100           --            --             --             --           5,100
Loans receivable:
   Loans receivable                                    --      124,740            --             --             --         124,740
   Notes receivable from affiliates                48,876           --            --              3        (48,879)             --
                                                ----------  -----------  ------------   ------------   ------------    ------------
         Total loans receivable                    48,876      124,740            --              3        (48,879)        124,740

   Less allowance for credit losses on loans           --       (6,659)           --             --             --          (6,659)
   Less deferred loan fees                             --       (2,071)           --             --             --          (2,071)
   Plus deferred loan costs                            --          888            --             --             --             888
                                                ----------  -----------  ------------   ------------   ------------    ------------
         Net loans receivable                      48,876      116,898            --              3        (48,879)        116,898

Other Receivables:
   Income tax                                          --          900            --             --             --             900
   Accrued interest receivable                         21        2,592            --             --             --           2,613
   Other receivables                                    4       11,126            --            898             --          12,028
                                                ----------  -----------  ------------   ------------   ------------    ------------
      Total other receivables                          25       14,618            --            898             --          15,541

Investment in subsidiaries                         35,550           --            --             --        (35,550)             --

Residual receivables, net                              --       31,752            --         12,105             --          43,857
Net property and equipment                             --       19,665            --             --             --          19,665
Real estate and personal property acquired
   through foreclosure                                 --        5,881            --             --             --           5,881
Net excess of cost over net assets of acquired
   businesses                                          40        1,620            --             --              --          1,660
Deferred income tax asset, net                      3,510          641            --             --              --          4,151
Other assets                                        2,696        4,846            --             --             --           7,542
                                                ----------  -----------  ------------   ------------   ------------    ------------
TOTAL ASSETS                                    $  95,993   $  230,136   $        --    $    15,508    $   (84,429)    $   257,208
                                                ==========  ===========  ============   ============   ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Revolving warehouse lines of credit          $      --   $   16,736   $        --    $        --    $        --     $    16,736

   Investor savings:
      Notes payable to investors                       --      118,586            --             --             --         118,586
      Subordinated debentures                          --       17,304            --             --             --          17,304
                                                ----------  -----------  ------------   ------------   ------------    ------------
         Total investor savings                        --      135,890            --             --             --         135,890

   Senior unsecured debt                           86,650           --            --             --             --          86,650

   Accounts payable and accrued liabilities           624        6,032            --             --             --           6,656
   Remittances payable                                 --        1,871            --             --             --           1,871
   Income taxes payable                               201          181            --             --             --             382
   Accrued interest payable                         2,717          482            --             --             --           3,199
   Due to (from) affiliates                            --       (7,947)           --          7,947              --             --
                                                ----------  -----------  ------------   ------------   ------------    ------------
      Total other liabilities                       3,542          619            --          7,947              --         12,108

   Subordinated debt to affiliates                     --       48,879            --             --        (48,879)             --
                                                ----------  -----------  ------------   ------------   ------------    ------------

Total liabilities                                  90,192      202,124            --          7,947        (48,879)        251,384

Minority interest                                      --           --            --             23             --              23

Shareholders' equity:
   Common stock                                       486        4,091            --              1         (4,092)            486
   Capital in excess of par value                  38,821       71,683            --         17,675        (89,358)         38,821
   Retained earnings (deficit)                    (33,506)     (47,762)           --        (10,138)         57,900       (33,506)
                                                ----------  -----------  ------------   ------------   ------------    ------------
Total shareholders' equity                          5,801       28,012            --          7,538        (35,550)          5,801
                                                ----------  -----------  ------------   ------------   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  95,993   $  230,136   $        --    $    15,508    $   (84,429)    $   257,208
                                                ==========  ===========  ============   ============   ============    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Combined       Combined
                                                               Wholly-Owned     Non-Guarantor
                                                  Parent        Guarantor       Subsidiaries
                                                 Company       Subsidiaries                    Eliminations    Consolidated
                                               -------------   -------------    -----------    -------------   -------------
REVENUES:
   Interest income                             $      3,523    $      7,996     $       --     $     (3,233)   $      8,286
   Servicing income                                      --           5,883          3,930               --           9,813
   Gain on sale of loans:
      Gross gain on sale of loans                        --           6,216             --               --           6,216
      Loan fees, net                                     --           3,313             --               --           3,313
                                               -------------   -------------    -----------    -------------   -------------
          Total gain on sale of loans                    --           9,529             --               --           9,529
   Other revenues                                         8           1,774             --             (173)          1,609
                                               -------------   -------------    -----------    -------------   -------------
          Total revenues                              3,531          25,182          3,930           (3,406)         29,237
                                               -------------   -------------    -----------    -------------   -------------
EXPENSES:
   Interest                                           4,376          15,195             --           (3,233)         16,338
   Provision for credit losses                           --           3,339             --               --           3,339
   Costs on REO and defaulted loans                      --           3,018             --               --           3,018
   Fair value write-down of residual
      receivables                                        --           2,556            771               --           3,327
   Salaries, wages and employee benefits                 --          20,359             --               --          20,359
   Business development costs                            --           4,804             --               --           4,804
   Restructuring charges                                 --              --             --               --              --
   Other general and administrative expense             377          12,918              1             (173)         13,123
                                               -------------   -------------    -----------    -------------   -------------
      Total expenses                                  4,753          62,189            772           (3,406)         64,308
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before income taxes, minority
       interest, equity in undistributed
       earnings (loss) of  subsidiaries, and
       extraordinary item                            (1,222)        (37,007)         3,158                --        (35,071)
   Equity in undistributed earnings (loss)
       of subsidiaries                              (26,463)             --             --           26,463              --
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before income taxes, minority
       interest, and extraordinary item             (27,685)        (37,007)         3,158           26,463         (35,071)

   Provision (benefit) for income taxes                  --          (7,394)            --               --          (7,394)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before minority interest and
       extraordinary item                           (27,685)        (29,613)         3,158           26,463         (27,677)
   Minority interest in earnings of subsidiaries         --              (8)            --               --              (8)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before extraordinary item          (27,685)        (29,621)         3,158           26,463         (27,685)
   Extraordinary item-gain on extinguishment
       of debt, net of  $0 tax                       29,500              --             --               --          29,500
                                               -------------   -------------    -----------    -------------   -------------
   NET INCOME (LOSS)                           $      1,815    $    (29,621)    $    3,158     $     26,463    $      1,815
                                               =============   =============    ===========    =============   =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                                           Combined
                                                              Combined     Non
                                                            Wholly-Owned   Wholly-Owned  Combined
                                                 Parent      Guarantor     Guarantor    Non-Guarantor
                                                Company     Subsidiaries   Subsidiaries Subsidiaries  Eliminations    Consolidated
                                              ------------- -------------  -----------  ------------  -------------  ---------------
REVENUES:
   Interest income                            $      8,109  $     34,551   $       10   $     1,238   $     (8,833)  $       35,075
   Servicing income                                     --        18,646           --         2,734         (9,141)          12,239
   Gain on sale of loans:
      Gross gain on sale of loans                       --         8,057        1,415            --             --            9,472
      Loan fees, net                                    --        10,136        1,520            89             --           11,745
                                              ------------- -------------  -----------  ------------  -------------  ---------------
          Total gain on sale of loans                   --        18,193        2,935            89             --           21,217
   Gain on sale of subsidiaries' net assets             --        18,964           --            --             --           18,964
   Other revenues                                      927         3,242          217           489           (645)           4,230
                                              ------------- -------------  -----------  ------------  -------------  ---------------
          Total revenues                             9,036        93,596        3,162         4,550        (18,619)          91,725
                                              ------------- -------------  -----------  ------------  -------------  ---------------
EXPENSES:
   Interest                                         14,479        30,420          125           402         (9,458)          35,968
   Provision for credit losses                          20        11,886           --            --             --           11,906
   Costs on real estate owned and  defaulted
      loans                                             --         2,665           --            --             --            2,665
   Fair value write-down of residual receivables        --         9,902           --         3,736             --           13,638
   Salaries, wages and employee benefits             3,176        49,769        3,639            --             --           56,584
   Business development costs                            2        10,547          269            --             --           10,818
   Restructuring charges                                --         6,838           --            --             --            6,838
   Other general and administrative expense         (2,216)       25,730        2,552           256            (23)          26,299
                                              ------------- -------------  -----------  ------------  -------------  ---------------
      Total expenses                                15,461       147,757        6,585         4,394         (9,481)         164,716
                                              ------------- -------------  -----------  ------------  -------------  ---------------
   Income (loss) before income taxes, minority
      interest, equity in undistributed
      earnings (loss) of subsidiaries,and
      extraordinary item                            (6,425)      (54,161)      (3,423)          156         (9,138)         (72,991)
   Equity in undistributed earnings (loss)
      of subsidiaries                              (69,668)      (10,138)          --            --         79,806               --
                                              ------------- -------------  -----------  ------------  -------------  ---------------
   Income (loss) before income taxes, minority
       interest, and extraordinary item            (76,093)      (64,299)      (3,423)          156         70,668          (72,991)

   Provision (benefit) for income taxes               (132)        3,195          (46)           --             --            3,017
                                              ------------- -------------  -----------  ------------  -------------  ---------------
   Income (loss) before minority interest
      and extraordinary item                       (75,961)      (67,494)      (3,377)          156         70,668          (76,008)
   Minority interest in earnings of
      subsidiaries                                      --            --           --            47             --               47
                                              ------------- -------------  -----------  ------------  -------------  ---------------
   Income (loss) before extraordinary item         (75,961)      (67,494)      (3,377)          203         70,668          (75,961)
   Extraordinary item-gain on extinguishment
       of debt, net of  $0 tax                      18,216            --           --            --             --           18,216
                                              ------------- -------------  -----------  ------------  -------------  ---------------
   NET INCOME (LOSS)                          $    (57,745) $    (67,494)  $   (3,377)  $       203   $     70,668   $      (57,745)
                                              ============= =============  ===========  ============  =============  ===============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Combined
                                                                  Combined         Non
                                                                 Wholly-Owned  Wholly-Owned   Combined
                                                    Parent        Guarantor     Guarantor    Non-Guarantor
                                                    Company      Subsidiaries  Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                    ----------   ------------  ------------  ------------  ------------ ------------
REVENUES:
   Interest income                                  $   2,620    $    33,753   $        50   $       423   $    (2,838) $    34,008
   Servicing income                                        --          8,514            --            --            --        8,514
   Gain on sale of loans:
      Gross gain on sale of loans                          --         51,409         1,419            --            --       52,828
      Loan fees, net                                       --         28,024         2,137            46            --       30,207
                                                    ----------   ------------  ------------  ------------  ------------ ------------
          Total gain on sale of loans                      --         79,433         3,556            46            --       83,035

   Other revenues                                         253            923            11           405          (193)       1,399
                                                    ----------   ------------  ------------  ------------  ------------ ------------
      Total revenues                                    2,873        122,623         3,617           874        (3,031)     126,956

EXPENSES:
   Interest                                             4,436         23,308           193           203        (3,007)      25,133
   Provision for credit losses                             --         10,030            --            --            --       10,030
   Costs on real estate owned and defaulted loans          --            876            --            --            --          876
   Salaries, wages and employee benefits                4,421         40,032         3,591            --            --       48,044
   Business development costs                              25          7,206           255            --            --        7,486
   Other general and administrative expense            (5,026)        29,514         3,302           116           (28)      27,878
                                                    ----------   ------------  ------------  ------------  ------------ ------------
      Total expenses                                    3,856        110,966         7,341           319        (3,035)     119,447
                                                    ----------   ------------  ------------  ------------  ------------ ------------
   Income before income taxes,  minority interest,
      and equity in undistributed earnings of
      subsidiaries                                       (983)        11,657       (3,724)           555             4        7,509
   Equity in undistributed earnings of subsidiaries     8,302             --            --            --        (8,302)          --
                                                    ----------   ------------  ------------  ------------  ------------ ------------
   Income before income taxes and minority
      interest                                          7,319         11,657       (3,724)           555        (8,298)       7,509

   Provision (benefit) for income taxes                (3,917)          (106)          101            22            --       (3,900)
                                                    ----------   ------------  ------------  ------------  ------------ ------------
   Income before minority interest                     11,236         11,763       (3,825)           533        (8,298)      11,409
   Minority interest in (earnings) loss of
     subsidiaries                                          17           (173)           --            --            --         (156)
                                                    ----------   ------------  ------------  ------------  ------------ ------------
   NET INCOME                                       $  11,253    $    11,590   $   (3,825)   $       533   $    (8,298) $    11,253
                                                    ==========   ============  ============  ============  ============ ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   Combined
                                                                  Wholly-Owned    Combined
                                                     Parent        Guarantor     Non-Guarantor
                                                    Company       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                    ----------    ------------   ------------    ------------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                                $    1,815    $   (29,621)   $     3,158     $    26,463    $      1,815
    Extraordinary Gain on retirement of senior
      unsecured debt                                   (29,500)            --             --              --         (29,500)
                                                    ----------    ------------   ------------    ------------   -------------
 Income (loss) from continuing operations              (27,685)       (29,621)         3,158          26,463        (27,685)

   Adjustments  to reconcile  net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
        subsidiaries                                   26,463              --             --         (26,463)             --
      Depreciation and amortization                         2           2,690             --              --           2,692
      Fair market writedown of residual receivable         --           3,327             --              --           3,327
      Benefit for deferred income taxes                    --          (7,849)            --              --          (7,849)
      Provision for credit losses                          --           3,339             --              --           3,339
      Loss (gain) on real estate acquired through
        foreclosure                                        --           2,665             --              --           2,665
      Loans originated with intent to sell                 --        (244,086)            --              --        (244,086)
      Principal proceeds from sold loans                   --         220,410             --              --         220,410
      Proceeds from securitization of loans                --          59,630             --              --          59,630
      Other                                                --            (168)            --              --            (168)
      Changes in operating assets and liabilities
         increasing (decreasing) cash                  (1,999)         28,060        (31,120)             --          (5,059)
                                                    ----------    ------------   ------------    ------------   -------------
            Net cash provided by (used in)
              operating activities                     (3,219)         38,397        (27,962)             --           7,216

INVESTING ACTIVITIES:
   Loans originated for investment purposes                --            (762)            --              --            (762)
   Loans purchased for investment purposes                 --          (1,413)            --              --          (1,413)
   Principal collections on loans not sold                 --          19,718             --              --          19,718
   Purchase of REO and loans from securitization
      trusts                                               --          21,530        (32,006)             --         (10,476)
   Proceeds from sale of real estate and personal
      property acquired through foreclosure                --           9,774             --              --           9,774
   Proceeds from the sale of property and equipment        --             235             --              --             235
   Purchase of property and equipment                      --            (532)            --              --            (532)
   Other                                                   --             167             --              --             167
                                                    ----------    ------------   ------------    ------------   -------------
   Net cash provided by (used in) investing
     activities                                            --          48,717        (32,006)             --          16,711

FINANCING ACTIVITIES:
   Advances on warehouse lines of credit                   --         292,020             --              --         292,020
   Payments on warehouse lines of credit                   --        (290,948)            --              --        (290,948)
   Retirement of senior unsecured debt                 (45,016)            --             --              --         (45,016)
   Net increase (decrease) in notes payable to
     investors                                             --           8,479             --              --           8,479
   Net increase (decrease) in subordinated
     debentures                                            --             405             --              --             405
   Advances (to) from subsidiary                       48,012         (38,006)       (10,008)              2              --
   Proceeds from issuance of additional common
     stock                                                229              --              2              (2)            229
   Other                                                   --        (67,473)        67,473              --              --
                                                    ----------    ------------   ------------    ------------   -------------
   Net cash provided by (used in) financing
     activities                                         3,225         (95,523)        57,467              --         (34,831)
                                                    ----------    ------------   ------------    ------------   -------------
   Net increase (decrease) in cash and cash
     equivalents                                            6          (8,409)        (2,501)             --         (10,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              196          34,215          2,502              --          36,913
                                                    ----------    ------------   ------------    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    202          25,806              1              --          26,009
                                                    ==========    ============   ============    ============   =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Combined
                                                                 Combined         Non
                                                                Wholly-Owned  Wholly-Owned   Combined
                                                      Parent     Guarantor    Guarantor     Non-Guarantor
                                                     Company    Subsidiaries  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ---------- ------------  -----------   ------------  ------------  ------------
OPERATING ACTIVITIES:
   Net income (loss)                                 $ (57,745) $   (67,494)  $   (3,377)   $       203   $     70,668  $   (57,745)
    Extraordinary Gain on retirement of senior
      unsecured debt                                   (18,216)          --           --             --            --       (18,216)
                                                     ---------- ------------  -----------   ------------  ------------  ------------
   Income (loss) from continuing operations            (75,961)     (67,494)      (3,377)           203        70,668       (75,961)

   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
        subsidiaries                                    69,668       10,138           --             --       (79,806)           --
      Depreciation and amortization                        430        2,992          192             12            --         3,626
      Fair market writedown of residual receivable          --       11,144           --          2,494            --        13,638
      Provision (benefit) for deferred income taxes        692         (371)        (321)            --            --            --
      Provision for credit losses                           20       11,886           --             --            --        11,906
      Provision for losses on real estate owned             --          696           --             --            --           696
      Net (increase) decrease in deferred loan costs        --          770           --             --            --           770
      Net increase  (decrease) in unearned discount
         and other deferrals                                --       (2,245)          --             --            --        (2,245)
      Loans originated with intent to sell                  --     (708,004)     (39,438)            --            --      (747,442)
      Principal proceeds from sold loans                   178      718,406       48,764         11,600            --       778,948
      Proceeds from securitization of loans                 --       92,316           --             --            --        92,316
      Restructuring charge-fixed assets                     --        3,593           --             --            --         3,593
      Other                                                 44        1,142           --           (192)           --           994
      Changes in operating assets and liabilities
         increasing (decreasing) cash                    3,419       (5,612)         (29)         5,663            --         3,441
                                                     ---------- ------------  -----------   ------------  ------------  ------------
            Net cash provided by (used in)
              operating activities                      (1,510)      69,357        5,791         19,780        (9,138)       84,280

INVESTING ACTIVITIES:
   Loans originated for investment purposes               (468)    (150,549)          --         (5,600)           --      (156,617)
   Principal collections on loans not sold                  65      190,861           --          1,250            --       192,176
   Proceeds  from sale of real estate and  personal
      property acquired through foreclosure                453        7,140           --             --            --         7,593
  Purchase  of REO and  loans  from  securitization
      trusts                                                --       (9,980)          --             --            --        (9,980)
   Proceeds from the sale of property and equipment     (1,262)       4,070           --             --            --         2,808
   Purchase of property and equipment                      (64)     (11,463)        (174)            --            --       (11,701)
   Other                                                  (748)        (514)       1,310             --            --            48
                                                     ---------- ------------  -----------   ------------  ------------  ------------
   Net cash provided by (used in) investing
     activities                                         (2,024)      29,565        1,136         (4,350)           --        24,327

FINANCING ACTIVITIES:
   Advances on notes payable to banks                       --    1,406,847           --          9,653            --     1,416,500
   Payments on notes payable to banks                       --   (1,467,716)          --         (9,653)           --    (1,477,369)
   Net increase in notes payable to investors               --        3,218           --             --            --         3,218
   Net (decrease) increase in subordinated
      debentures                                            --       (1,643)          --             --            --        (1,643)
   Retirement of senior unsecured debt                 (20,134)          --           --             --            --       (20,134)
   Advances (to) from subsidiary                        22,978      (11,824)      (7,190)       (13,102)        9,138            --
   Proceeds from issuance of additional common
      stock                                                214           --           --             --            --           214
   Other                                                   (41)          --           --             --            --           (41)
                                                     ---------- ------------  -----------   ------------  ------------  ------------
   Net cash provided by (used in) financing
      activities                                         3,017      (71,118)      (7,190)       (13,102)        9,138       (79,255)
                                                     ---------- ------------  -----------   ------------  ------------  ------------
   Net increase (decrease) in cash and cash
      equivalents                                         (517)      27,804         (263)         2,328            --        29,352
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               713        6,411          263            174            --         7,561
                                                     ---------- ------------  -----------   ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     196       34,215           --          2,502            --        36,913
                                                     ========== ============  ===========   ============  ============  ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Combined
                                                                   Combined         Non
                                                                  Wholly-Owned  Wholly-Owned   Combined
                                                        Parent     Guarantor      Guarantor  Non-Guarantor
                                                       Company    Subsidiaries  Subsidiaries  Subsidiaries Eliminations Consolidated
                                                     -----------  -----------   ------------  -----------  ------------ ------------
OPERATING ACTIVITIES:
   Net income (loss)                                 $   11,253   $    11,590   $   (3,825)   $      533   $    (8,298) $    11,253
    Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Equity in undistributed earnings of
        subsidiaries                                     (8,302)           --           --            --         8,302           --
      Depreciation and amortization                         304         2,009          375             7            (4)       2,691
      Provision for deferred income taxes                (3,291)         (853)         331            --            --       (3,813)
      Provision for credit losses                            --        10,030           --            --            --       10,030
      Net (increase) decrease in deferred costs                        (1,573)          --            --            --       (1,573)
      Net increase (decrease) in unearned discount
        and deferrals                                                   2,252          368           192                      2,812
      Loans originated with intent to sell                   --    (1,098,826)     (41,507)           --            --   (1,140,333)
      Principal proceeds from sold loans                     --       485,622       32,181            --            --      517,803
      Proceeds from securitization of loans                  --       509,781           --            --            --      509,781
      Other                                                  15          (917)          --            --            --         (902)
      Changes in operating assets and liabilities
         increasing (decreasing) cash                     3,375       (46,295)        (202)      (10,916)           --      (54,038)
                                                     -----------  ------------  -----------   -----------  ------------ ------------
            Net cash provided by (used in)
              operating activities                        3,354      (127,180)     (12,279)      (10,184)           --     (146,289)

INVESTING ACTIVITIES:
   Loans originated for investment purposes                  --      (124,938)          --        (8,250)           --     (133,188)
   Principal collections on loans not sold                   --       127,552           --         1,000            --      128,552
   Additional investment in subsidiary                  (54,168)       53,389           --           779            --           --
   Proceeds from sale of real estate and personal
      property acquired through foreclosure                  --         6,652           --            --            --        6,652
   Proceeds from sale of property and equipment              29            --           --            --            --           29
   Purchase of property and equipment                    (1,438)      (10,591)      (1,193)           --            --      (13,222)
   Other                                                    (40)         (371)          --            --            --         (411)
                                                     -----------  ------------  -----------   -----------  ------------ ------------
   Net cash provided by (used in) investing
      activities                                        (55,617)       51,693       (1,193)       (6,471)           --      (11,588)

FINANCING ACTIVITIES:
   Advances on notes payable to banks                        --     1,139,815           --            --            --    1,139,815
   Payments on notes payable to banks                        --    (1,117,704)          --            --            --   (1,117,704)
   Net increase in notes payable to investors                --        17,381           --            --            --       17,381
   Net (decrease) increase in subordinated
      debentures                                             --         2,832           --            --            --        2,832
   Advances (to) from subsidiary                        (69,054)       38,616       13,609        16,829            --           --
   Proceeds from issuance of senior unsecured debt      120,578            --           --            --            --      120,578
   Proceeds from issuance of additional common
      stock                                               1,260            --           --            --            --        1,260
                                                     -----------  ------------  -----------   -----------  ------------ ------------
   Net cash provided by financing activities             52,784        80,940       13,609        16,829            --      164,162
                                                     -----------  ------------  -----------   -----------  ------------ ------------
   Net increase in cash and cash equivalents                521         5,453          137           174            --        6,285
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                192           958          126            --            --        1,276
                                                     -----------  ------------  -----------   -----------  ------------ ------------
CASH AND CASH EQUIVALENTS, END OF YEAR               $      713   $     6,411   $      263    $      174   $            $     7,561
                                                     ===========  ============  ===========   ===========  ============ ============

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

         (b) Reports on Form 8-K.

         None.

     EXHIBIT INDEX

3.1.1 Restated Articles of Incorporation as filed with the South Carolina Secretary of State on June 6, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.2 Articles of Amendment as filed with the South Carolina Secretary of State on June 24, 1998: Incorporated by Reference to the Company's Current Report on Form 8-K filed on July 7, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.3 Resignation of Registered Agent and Notice of Change of Registered Agent as filed with the South Carolina Secretary of State on July 15, 1998.
3.2 Amended and Restated Bylaws dated March 12, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.2).
4.1.1 Indenture Dated as of September 23, 1997 among Emergent Group, Inc. (n/k/a HomeGold Financial, Inc., the Company), the Subsidiary Guarantors Named Therein and Bankers Trust Company, as Trustee pertaining to the Company's 10.75% Senior Notes due 2004: Incorporated by Reference to the Company's Registration Statement on Form S-4 filed on November 13, 1997, Commission File No. 333-39339 (Exhibit 4.1).
4.1.2 Supplemental Indenture adding Emergent Insurance Agency, Inc. as Subsidiary Guarantor dated November 3, 1997.
4.1.3 Officers' Certificate and Opinion of Counsel dated March 18, 1998, and Notice to Trustee dated March 30, 1998, for release from Guarantees of The Loan Pro$, Inc. and Premier Financial Services, Inc.
4.1.4 Officers' Certificate, Opinion of Counsel dated August 21, 1998, and Notice to Trustee dated September 10, 1998, for release from Guarantees of Sterling Lending Corporation and Sterling Lending Insurance Agency.
4.1.5    Supplemental Indenture #1, dated as of August 19, 1998.
4.1.6 Officers' Certificate, Opinion of Counsel and Notice to Trustee dated November 13, 1998, for release from Guarantees of Emergent Business Capital, Inc., Emergent Business Capital Equity Group, Inc. (f/k/a/ Emergent Equity Advisors, Inc.) and Emergent Commercial Mortgage, Inc.
4.2      See Exhibits listed under 3 above.
10.1 HomeGold Financial, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.2.1 1995 Officer and Employee Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's 1995 Notice of Annual Meeting and Proxy Statement, Commission File No. 000-08909.
10.2.2 Amendment No. 1 to the 1995 Employee and Officer Stock Option Plan, dated May 27, 1997: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.
10.2.3 Amendment No. 2 to the 1995 Employee and Officer Stock Option Plan, dated June 10, 1998: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.
10.3 1995 Director Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement.
10.4     1995 Restricted Stock Agreement Plan: Incorporated by reference to
         Exhibit 10.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.5 HomeGold Financial, Inc. Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8, Commission File No. 333-20179.
10.6.1 Mortgage Loan Warehousing Agreement dated June 30, 1998, by and among HomeGold, Inc. and Carolina Investors, Inc., as Borrowers, the Financial Institutions Party Thereto, as Lenders, and The CIT Group/Business Credit, Inc. as Administrative Agent: Incorporated by Reference to the Company's 8-K filed on July 7, 1998, Commission File No. 000-08909 (Exhibit 10.1).
10.6.2 First Amendment to Mortgage Loan Warehousing Agreement dated August 24, 1998.
10.6.3 Second Amendment to Mortgage Loan Warehousing Agreement dated December 24, 1998.
10.7.1 Asset Purchase Agreement dated October 2, 1998, by and among TransAmerica Business Credit Corporation and Certain Subsidiaries thereof, the Sellers named therein HomeGold Financial, Inc. Incorporated by reference to the Company's current report on Form 8-K dated October 2, 1998, Commission File No. 000-08909.
10.7.2 Amendment dated November 12, 1998, by and among TBCC, TransAmerica Growth Capital, Inc., TransAmerica Small Business Services, Inc., the Sellers named therein and HomeGold Financial, Inc. to the Asset Purchase Agreement dated October 7, 1998.
10.8     HomeSense Letter of Intent.
16.1 Letter of KPMG Peat Marwick dated September 25, 1998. Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated September 25, 1998, Commission File No. 000-08909.
21.0     Listing of subsidiaries.
23.1 Consent of Elliott, Davis & Company, L.L.P. to include report of Independent Auditors for the two years ended December 31, 1999.

23.2 Consent of KPMG Peat Marwick, LLP to include report of independent auditors for the year ended December 31, 1997.
27.1     Financial Data Schedule (For SEC Use Only).

     SIGNATURES
     ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   HOMEGOLD FINANCIAL, INC.
                                                                   --------------------------------------------------------
                                                                   Registrant


February 28, 2000                                                   \s\ John M. Sterling, Jr.
------------------------------------------------------              --------------------------------------------------------
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

\s\ J. Robert Philpott, Jr.                                         \s\ Tecumseh Hooper, Jr.
------------------------------------------------------              ---------------------------------------------------------
J. Robert Philpott, Jr.                                             Tecumseh Hooper, Jr.
Director                                                            Director


\s\ John M. Sterling, Jr.                                           \s\ Clarence B. Bauknight
------------------------------------------------------              --------------------------------------------------------
John M.  Sterling,  Jr.,  Chairman  of the  Board  of               Clarence B. Bauknight
Directors and Chief Executive Officer                               Director


                                                                    \s\ Porter B. Rose
                                                                    --------------------------------------------------------
                                                                    Porter B. Rose
                                                                    Director


\s\ Keith B. Giddens                                                 \s\ Kevin J. Mast
------------------------------------------------------               -------------------------------------------------------
Keith B. Giddens, President and Director                             Kevin J. Mast, Executive Vice President, Chief
                                                                     Financial Officer and Treasurer


February 28, 2000
------------------------------------------------------
(Date)