Form 10-Q
period 2000-03-31
HOMEGOLD FINANCIAL INC
filed 2000-05-15
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000.

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS:                          OUTSTANDING AT APRIL 30, 2000
-----------------------------------------    -------------------------------
COMMON  STOCK, PAR VALUE $0.05 PER SHARE                 10,171,416

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000


                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
------    ---------------------                                             ----

Item 1.   Financial Statements for HomeGold Financial, Inc.

             Consolidated Balance Sheets as of
                 March 31, 2000 and December 31, 1999                         4

             Consolidated Statements of Operations
                 for the three months ended
                 March 31, 2000 and 1999                                      5

             Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 2000 and 1999                                      6

             Notes to Consolidated Financial Statements                       7


Item 2.   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition                18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          40

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                   43

Item 2.   Changes in Securities                                               43

Item 3.   Defaults Upon Senior Securities                                     44

Item 4.   Submission of Matters to a Vote of Security Holders                 44

Item 5.   Other Information                                                   45

Item 6.   Exhibits and Reports on Form 8-K                                    47

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2000            1999
                                                                              -----------      ---------
                                                                                     (In thousands)
                                         ASSETS                               (Unaudited)      (Audited)
                                         ------                               ------------     ----------
Cash and cash equivalents                                                     $     13,135     $   26,009
Restricted cash                                                                      5,338          5,314

Loans receivable                                                                    85,831         63,242
         Less allowance for credit losses                                           (6,889)        (6,344)
         Less deferred loan fees                                                      (999)          (730)
         Plus deferred loan costs                                                      625            446
                                                                              ------------     ----------
                  Net loans receivable                                              78,568         56,614
Income taxes receivable                                                                332            461
Accrued interest receivable                                                          1,374          1,423
Other receivables                                                                   11,923          8,059
Residual receivables, net                                                           46,576         47,770
Property and equipment, net                                                         16,589         17,160
Real estate acquired through foreclosure                                             6,784          7,673
Excess of cost over net assets of acquired businesses,
         net of accumulated amortization of
         $771,000 in 2000 and $748,000 in 1999                                       1,543          1,566
Debt origination costs                                                               1,378          1,658
Deferred income tax asset, net                                                      12,000         12,000
Servicing asset                                                                        812            867
Other assets                                                                         2,968          2,163
                                                                              ------------     ----------
Total assets                                                                  $    199,320     $  188,737
                                                                              ============     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Revolving warehouse line of credit                                   $     35,179     $   17,808

         Investor savings:
                  Notes payable to investors                                       130,902        127,065
                  Subordinated debentures                                           17,689         17,710
                                                                              ------------     ----------
                           Total investor savings                                  148,591        144,775

         Senior unsecured debt                                                      11,704         12,134

         Other liabilities:
                  Accounts payable and accrued liabilities                           3,985          4,120
                  Remittances payable                                                  966          1,078
                  Income taxes payable                                                 240            120
                  Accrued interest payable                                             666            845
                                                                              ------------     ----------
                           Total other liabilities                                   5,857          6,163
                                                                              ------------     ----------

Total liabilities                                                                  201,331        180,880

Minority interest                                                                       10             13
Commitments and contingencies

Shareholders' equity:

         Common stock, par value $.05 per share - authorized 100,000,000 shares issued and outstanding 10,171,416 shares at March 31,
                2000 and 10,149,629 shares at December 31, 1999                        509            507
         Capital in excess of par value                                             39,048         39,028

         Accumulated deficit                                                       (41,578)       (31,691)
                                                                              ------------     ----------
Total shareholders' equity (deficit)                                                (2,021)         7,844
                                                                              ------------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                          $    199,320     $  188,737
                                                                              ============     ==========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     ------------------------------------
                                                                          2000                1999
                                                                     ----------------    ----------------
                                                                      (In thousands, except share data)
REVENUES:
   Interest income                                                   $         1,927     $         3,338
   Servicing income                                                            2,004               2,402
   Gain on sale of loans:
     Gross gain on sale of loans                                               1,854               1,173
     Loan fees, net                                                              432                 957
                                                                     ----------------    ----------------
       Total net gain on sale of loans                                         2,286               2,130

   Other revenues                                                                510                 396
                                                                     ----------------    ----------------
       Total revenues                                                          6,727               8,266
                                                                     ----------------    ----------------
EXPENSES:
   Interest                                                                    4,003               4,798
   Provision for credit losses                                                   990                  81
   Cost of real estate owned and defaulted loans                               1,054                 823
   Fair market value adjustment of residual receivables                        1,080                 (53)
   Salaries, wages and employee benefits                                       4,912               5,671
   Business development costs                                                  1,841               1,190
   Other general and administrative expenses                                   2,813               3,258
                                                                     ----------------    ----------------
       Total expenses                                                         16,693              15,768
                                                                     ----------------    ----------------
       Loss before income taxes, minority interest, and
         extraordinary item                                                   (9,966)             (7,502)
Provision for income taxes                                                       145                 450
                                                                     ----------------    ----------------

       Loss before minority interest and extraordinary item                  (10,111)             (7,952)
Minority interest in loss of subsidiaries                                         (1)                  3
                                                                     ----------------    ----------------
       Loss before extraordinary item                                        (10,112)             (7,949)
Extraordinary item-gain on extinguishment of debt,
         net of $0 tax                                                           226              16,946
                                                                     ----------------    ----------------
       NET INCOME (LOSS)                                             $        (9,886)    $         8,997
                                                                     ================    ================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
         Loss before extraordinary item                              $         (0.99)    $         (0.81)


         Extraordinary item, net of taxes                                       0.02                1.73
                                                                     ----------------    ----------------
         Net income (loss)                                           $         (0.97)    $          0.92
                                                                     ================    ================
Basic and diluted weighted average shares outstanding                     10,170,698           9,792,174
                                                                     ================    ================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                          2000                  1999
                                                                      -------------         ------------
                                                                                 (In thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                  $      (9,886)        $      8,997
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                            638                  693
       Provision for credit losses on loans                                     990                   81
       Gain on retirement of senior unsecured debt                             (226)             (16,946)
           Provision for losses on real estate owned                            137                  289
       Fair market valve adjustment of residual receivables                   1,080                  (53)
       Loans originated with intent to sell                                 (86,617)             (56,963)
       Proceeds from loans sold                                              59,873               57,156
       Other                                                                   (607)                 127
       Changes in operating assets and liabilities increasing
         (decreasing) cash                                                   (4,400)               4,498
                                                                     ---------------        -------------
   NET CASH USED IN OPERATING ACTIVITIES                              $     (39,018)        $     (2,121)
                                                                     ---------------        -------------
INVESTING ACTIVITIES:
   Loans originated for investment purposes                           $         (20)        $       (136)
   Principal collections on loans not sold                                    4,095                7,679
    Loans purchased for investment purposes                                    (189)                   -
    Purchase of REO and loans from securitization trusts                     (2,475)                   -
   Proceeds from sale of real estate owned                                    3,728                2,548
   Proceeds from sale of property and equipment                                  19                   31
   Purchase of property and equipment                                           (23)                (190)
   Other                                                                          5                    7
                                                                     ---------------        -------------
   Net cash provided by investing activities                          $       5,140         $      9,939
                                                                     ---------------        -------------
FINANCING ACTIVITIES:
   Advances on revolving warehouse lines of credit                    $      89,236         $     67,732
   Payments on revolving warehouse lines of credit                          (71,865)             (76,977)
   Retirement of senior unsecured debt                                         (204)             (18,404)
   Net increase (decrease) in notes payable to investors                      3,837               (1,543)
   Net increase (decrease) in subordinated debentures                           (22)               1,121
   Proceeds from issuance of common stock                                        22                   99
   Other                                                                          -                   (6)
                                                                     ---------------        ------------
   Net cash provided by (used in) financing activities                $      21,004         $    (27,978)
                                                                     ---------------        -------------

   Net decrease in cash and cash equivalents                          $     (12,874)        $    (20,160)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       26,009               36,913
                                                                     ---------------        -------------
   End of period                                                      $      13,135         $     16,753
                                                                     ===============        =============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as previously reported.

         The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, determination of the allowance for credit losses, and valuation of the deferred income tax asset.

NOTE 2--CASH FLOW INFORMATION

         For the three-month periods ended March 31, 2000 and 1999, the Company paid interest of $4.2 million and $7.0 million, respectively.

         For the three-month period ended March 31, 2000, the Company made no income tax payments. For the three months ended March 31, 1999, the Company paid income taxes of $155,000.

         For the three-month periods ended March 31, 2000 and 1999, the Company foreclosed on property in the amount of $833,000 and $1.8 million, respectively.

         For the three-month period ended March 31, 2000, the change in operating assets and liabilities includes $4.0 million loaned to HomeSense.

NOTE 3--CASH AND CASH EQUIVALENTS

         The Company maintains its primary checking accounts with two principal banks and makes overnight investments in reverse repurchase agreements with those banks. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2000, the amounts maintained in overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled approximately $12.8 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments readily convertible to cash or having an original maturity of three months or less to be cash equivalents.

NOTE 4--RESTRICTED CASH

         The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business loan unit. This account is shown as restricted cash, and is invested in overnight investments or short-term U.S. Treasury Securities.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--CONTINGENCIES

         On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") that pursuant to the asset purchase agreement dated October 2, 1998, a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee, which is reflected as restricted cash on the Company's balance sheet. While management does not believe the Company has any liability relating to this claim and the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this time.

         As a part of the agreement to sell Sterling Lending ("SLC") in 1998, the Company guaranteed certain leases of office space used by SLC. In 1999, SLC filed for bankruptcy protection and due to the financial situation of SLC, the Company has been asked to perform under certain of the guarantees. The Company is resolving each lease through active negotiations with the landlords, and management feels that the resolution of these guarantees will not be material to the financial statements of the Company.

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

         On April 4, 2000 the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $355,865.80 allegedly due under copier equipment leases. While management does not believe the Company has any liability relating to this claim, and while the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this early stage.

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

NOTE 6--ADOPTION OF NEW ACCOUNTING STANDARDS

         Effective January 1, 1999, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this Standard did not have a material effect on the Company's financial statements.

NOTE 7--RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

         In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value. There have been no mortgage loans securitized to date in 2000. Total mortgage loans securitized in 1999 and 1998 were $59.6 million and $90.4 million, respectively.

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

         During the last two quarters of the year, the Company sold its loans on a whole-loan, servicing released basis. The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company plans to sell substantially all its production in 2000 on a whole loan sale basis.

NOTE 8--WAREHOUSE LINES OF CREDIT

         The Company had $35.2 million and $17.8 million in outstanding balances owed under its warehouse line of credit at March 31, 2000 and December 31, 1999 respectively.

         Under the terms of the revolving credit agreement, HomeGold, Inc. ("HGI") and Carolina Investors, Inc. ("CII"), both wholly-owned subsidiaries of HGFN, may collectively borrow up to a maximum of $100.0 million with interest at the prime rate plus 0.75%. This borrowing is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum availability of $10.0 million on the line of credit, and a requirement that CII maintain a minimum of $100.0 million in aggregate outstanding principal amount of notes due to investors. It also restricts the ability of HGI and, in certain circumstances, CII, to pay dividends or make loans or advances to HGFN. Management believes the Company is in compliance with such restrictive covenants at March 31, 2000. The revolving credit agreement matures on June 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $40.1 million at March 31, 2000 and $18.9 million at December 31, 1999. Therefore, $5.0 million and $1.1 million were available under this agreement on March 31, 2000 and December 31, 1999, respectively.

         On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Columbia, South Carolina. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the Company's existing revolving line of credit were modified, and certain lines of credit of HomeSense were amended so that those lines are available to the merged entity. Following the effective date of the merger, the Company will have collective borrowing ability under the existing line of credit with CIT Group/Business Credit, Inc., of up to $50.0 million. During the remainder of 2000, the line decreases in incremental steps, based on certain criteria, decreasing to $25.0 million at December 31, 2000. The maturity date, rates of interest, advance rates, and collateral will remain the same as currently under the revolving credit agreement.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. The line bears interest at the Prime rate plus .25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement matures on April 30, 2001.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is also negotiating an additional line of credit with Residential Mortgage Services of Texas ("RMST"). HomeSense had a $25.0 million warehouse facility with RMST prior to the merger, and RMST has agreed to leave this facility in place for one month in order to complete its due diligence on approving the new facility with HomeGold. The line bears interest at the Prime rate plus .75%. The agreement is structured as a purchase of the loans by RMST with a repurchase obligation by the Company.

         The Company also assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. A principal payment of $500,000 is payable on May 15, 2000. Monthly principal payments of $56,667 plus interest are payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note matures on November 2, 2000, and bears interest at the Prime rate plus .25%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a piece of investment property.

NOTE 9--REORGANIZATION AGREEMENT WITH HOMESENSE FINANCIAL CORP.

         On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Columbia, South Carolina. HomeSense is a specialized mortgage company that originates and sells mortgage loans in the sub-prime mortgage industry, whose principal loan product is a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated an average of approximately $38 million per month in mortgage loans in the first quarter of 2000, with a mix of approximately 59% through its direct retail origination channels and 41% through its wholesale origination network. HomeSense originates its retail loan volume through both a direct retail branch network of eight offices, as well as through centrally-provided telemarketing leads, direct mail, and television advertising.

         As of the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (40% of post-merger shares outstanding) in addition to 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The Company completed this transaction on May 9, 2000. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles.

NOTE 10--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In the first quarter of 2000 and in fiscal 1999, the Company purchased $430,000 and $74.5 million, respectively, in aggregate principal amount of its Senior Notes in open market transactions. As a result of these repurchases, the Company recorded an extraordinary gain on extinguishment of debt of $226,000 in the first quarter of 2000, and $16.9 million in the first quarter of 1999. For the year ended December 31, 1999, the Company recognized $29.5 million of extraordinary gains from extinguishment of debt. $11.7 million of the Senior Notes remain outstanding as of March 31, 2000.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At March 31, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. No existing debt of any of the existing subsidiaries, other than the CII subordinated debentures, is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both March 31, 2000 and December 31, 1999, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at March 31, 2000 consist of the following wholly-owned subsidiaries of the Company:

                HomeGold, Inc.
                Emergent Mortgage Corp. of Tennessee
                Carolina Investors, Inc.
                Emergent Insurance Agency Corp.
                Emergent Business Capital Asset Based Lending, Inc.

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

         As of March 31, 2000 and December 31, 1999, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2000
                            (Unaudited, In thousands)


                                                                   Combined
                                                                  Wholly-Owned     Combined
                                                     Parent        Guarantor     Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
                      ------
Cash and cash equivalents                           $     196         12,938              1               -    $    13,135
Restricted cash                                         5,338              -              -               -          5,338

Loans receivable:
   Loans receivable                                         -         85,831              -               -         85,831
   Notes receivable from other affiliates               7,443         52,294          5,964         (65,701)             -
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         7,443        138,125          5,964         (65,701)        85,831

   Less allowance for credit losses on loans                -         (6,889)             -               -         (6,889)
   Less deferred loan fees                                  -           (999)             -               -           (999)
   Plus deferred loan costs                                 -            625              -               -            625
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           7,443        130,862          5,964         (65,701)        78,568

Income tax receivable                                       -            332              -               -            332
Accrued interest receivable                               118          1,256              -               -          1,374
Other receivables                                       5,006          6,917              -               -         11,923
Investment in subsidiaries                             32,244              -              -         (32,244)             -
Residual receivables, net                                   -          4,294         42,282               -         46,576
Property and equipment, net                                 -         16,589              -               -         16,589
Real estate acquired through foreclosure                    -          6,784              -               -          6,784
Net excess of cost over net assets of acquired
   businesses                                              37          1,506              -               -          1,543
Deferred income tax asset, net                          3,510          8,490              -               -         12,000
Other assets                                              277          4,881              -               -          5,158
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                        $  54,169     $  194,849     $   48,247     $   (97,945)   $   199,320
                                                    ==========    ===========    ===========    ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Revolving warehouse line of credit               $       -     $   35,179     $        -     $         -    $    35,179

   Investor savings:
      Notes payable to investors                            -        130,902              -               -        130,902
      Subordinated debentures                               -         17,689              -               -         17,689
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                             -        148,591              -               -        148,591

   Senior unsecured debt                               11,704              -              -               -         11,704
   Subordinated debt to affiliates                     44,456         13,407              -         (57,863)             -

   Other liabilities:
      Accounts payable and accrued liabilities              -          3,985              -               -          3,985
      Remittances payable                                   -            966              -               -            966
      Income taxes payable                                  -            240              -               -            240
      Accrued interest payable                             30            636              -               -            666
      Due to (from) affiliates                              -              -          7,838         (7,838)              -
                                                    ----------    -----------    -----------    ------------   ------------
         Total other liabilities                           30          5,827          7,838         (7,838)          5,857

                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities                                      56,190        203,004          7,838         (65,701)       201,331

Minority interest                                           -              -             10               -             10

Shareholders' equity:
   Common stock                                           509            998              2          (1,000)           509
   Capital in excess of par value                      39,048         76,042         48,808        (124,850)        39,048
   Retained earnings (accumulated deficit)            (41,578)       (85,195)        (8,411)         93,606        (41,578)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                   (2,021)        (8,155)        40,399         (32,244)        (2,021)
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  54,169        194,849         48,247         (97,945)   $   199,320
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999
                            (Unaudited, In thousands)


                                                                    Combined
                                                                   Wholly-Owned    Combined
                                                     Parent         Guarantor     Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                     ----------    ------------   ------------   ------------    ------------
                      ASSETS
                      ------
Cash and cash equivalents                            $     202     $    25,806    $        1     $        --          26,009
Restricted cash                                          5,314              --            --              --           5,314
Loans receivable:
   Loans receivable                                         --          63,242            --              --          63,242
   Notes receivable from affiliates                      7,097          36,229         4,584         (47,910)             --
                                                     ----------    ------------   -----------    ------------    ------------
         Total loans receivable                          7,097          99,471         4,584         (47,910)         63,242

   Less allowance for credit losses on loans                --          (6,344)           --              --          (6,344)
   Less deferred loan fees                                  --            (730)           --              --            (730)
   Plus deferred loan costs                                 --             446            --              --             446
                                                     ----------    ------------   -----------    ------------    ------------
         Net loans receivable                            7,097          92,843         4,584         (47,910)         56,614

Other Receivables:
   Income tax                                               --             461            --              --             461
   Accrued interest receivable                              36           1,387            --              --           1,423
   Other receivables                                     1,006           7,053            --              --           8,059
                                                     ----------    ------------   -----------    ------------    ------------
      Total other receivables                            1,042           8,901            --              --           9,943

Investment in subsidiaries                              31,487              --            --         (31,487)             --

Residual receivables, net                                   --           4,545        43,225              --          47,770
Net property and equipment                                  --          17,160            --              --          17,160
Real estate acquired through foreclosure                    --           7,673            --              --           7,673
Net  excess  of cost over net  assets  of  acquired         38           1,528            --              --           1,566
businesses
Deferred income tax asset, net                           3,510           8,490            --              --          12,000
Other assets                                               304           4,384            --              --           4,688
                                                     ----------    ------------   -----------    ------------    ------------
TOTAL ASSETS                                         $  48,994     $   171,330    $   47,810     $   (79,397)        188,737
                                                     ==========    ============   ===========    ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Revolving warehouse line of credit                $      --     $    17,808    $       --     $        --          17,808

   Investor savings:
      Notes payable to investors                            --         127,065            --              --         127,065
      Subordinated debentures                               --          17,710            --              --          17,710
                                                     ----------    ------------   -----------    ------------    ------------
         Total investor savings                             --         144,775            --              --         144,775

   Senior unsecured debt                                12,134              --            --              --          12,134

   Accounts payable and accrued liabilities                 --           4,120            --              --           4,120
   Remittances payable                                      --           1,078            --              --           1,078
   Income taxes payable                                     --             120            --              --             120
   Accrued interest payable                                384             461            --              --             845
   Due to (from) affiliates                             28,632              --         7,597         (36,229)             --
                                                     ----------    ------------   -----------    ------------    ------------
      Total other liabilities                           29,016           5,779         7,597         (36,229)          6,163

   Subordinated debt to affiliates                          --          11,681            --         (11,681)             --
                                                     ----------    ------------   -----------    ------------    ------------

Total liabilities                                       41,150         180,043         7,597         (47,910)        180,880

Minority interest                                           --              (1)           14              --              13

Shareholders' equity:
   Common stock                                            507             998             2          (1,000)            507
   Capital in excess of par value                       39,028          66,043        48,807        (114,850)         39,028
   Retained earnings (accumulated deficit)              (31,691)       (75,753)       (8,610)         84,363         (31,691)
                                                     ----------    ------------   -----------    ------------    ------------
Total shareholders' equity (deficit)                     7,844          (8,712)       40,199         (31,487)          7,844
                                                     ----------    ------------   -----------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  48,994     $   171,330    $   47,810     $   (79,397)        188,737
                                                     ==========    ============   ===========    ============    ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000
                            (Unaudited, In thousands)


                                                                        Combined
                                                                      Wholly-Owned      Combined
                                                         Parent        Guarantor       Non-Guarantor
                                                         Company      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                       ------------   -------------    ------------   -------------   ------------
REVENUES:

   Interest income                                     $       289    $      2,600     $         -    $       (962)   $     1,927
   Servicing income                                              -             391           1,613               -          2,004
   Gain on sale of loans:
      Gross gain on sale of loans                                -           1,854               -               -          1,854
      Loan fees, net                                             -             432               -               -            432
                                                       ------------   -------------    ------------   -------------   ------------
          Total gain on sale of loans                            -           2,286               -               -          2,286

   Other revenues                                                -             525               -             (15)           510
                                                       ------------   -------------    ------------   -------------   ------------
      Total revenues                                           289           5,802           1,613            (977)         6,727
                                                       ------------   -------------    ------------   -------------   ------------

EXPENSES:

   Interest                                                  1,124           3,841               -            (962)         4,003
   Provision for credit losses                                   -             990               -               -            990
   Costs of real estate owned and defaulted loans                -           1,054               -               -          1,054
   Fair market value adjustment of residual receivables          -             512              568              -          1,080
   Salaries, wages and employee benefits                         -           4,912               -               -          4,912
   Business development costs                                    -           1,841               -               -          1,841
   Other general and administrative expenses                    33           2,795               -             (15)         2,813
                                                       ------------   -------------    ------------   -------------   ------------
      Total expenses                                         1,157          15,945              568           (977)        16,693
                                                       ------------   -------------    ------------   -------------   ------------

   Income (loss) before income taxes, minority
       interest, and equity in undistributed earnings
       (loss) of subsidiaries                                 (868)        (10,143)          1,045               -         (9,966)
   Earnings (loss) of subsidiaries                          (9,244)              -               -           9,244              -
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before income taxes and minority
      interest                                             (10,112)        (10,143)          1,045           9,244         (9,966)
   Provision for income taxes                                    -             145               -               -            145
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before minority interest and
      extraordinary item                                   (10,112)        (10,288)          1,045           9,244        (10,111)

   Minority interest in loss of subsidiaries                     -              (1)              -               -             (1)
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before extraordinary item                 (10,112)        (10,289)          1,045           9,244        (10,112)
   Extraordinary item-gain on extinguishment of
      debt, net of $0 tax                                      226               -               -               -            226
                                                       ------------   -------------    ------------   -------------   ------------

   NET INCOME (LOSS)                                   $    (9,886)   $    (10,289)    $     1,045    $      9,244    $    (9,886)
                                                       ============   =============    ============   =============   ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999
                            (Unaudited, In thousands)


                                                                        Combined
                                                                      Wholly-Owned      Combined
                                                         Parent        Guarantor       Non-Guarantor
                                                         Company      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                       ------------   -------------    ------------   -------------   ------------
REVENUES:

   Interest income                                     $     2,187    $      5,198     $        --    $     (4,047)   $     3,338
   Servicing income                                             --           1,902             500              --          2,402
   Gain on sale of loans:
      Gross gain on sale of loans                               --           1,173              --              --          1,173
      Loan fees, net                                            --             957              --              --            957
                                                       ------------   -------------    ------------   -------------   ------------
          Total gain on sale of loans                           --           2,130              --              --          2,130

   Other revenues                                                7             470              --             (81)           396
                                                       ------------   -------------    ------------   -------------   ------------
      Total revenues                                         2,194           9,700             500          (4,128)         8,266
                                                       ------------   -------------    ------------   -------------   ------------
EXPENSES:

   Interest                                                  2,004           6,841              --          (4,047)         4,798
   Provision for credit losses                                  --              81              --              --             81
   Costs of real estate owned and defaulted loans               --             823               --             --            823
   Fair market value adjustment of residual
       receivables                                              --              60            (113)             --            (53)
   Salaries, wages and employee benefits                        --           5,671              --              --          5,671
   Business development costs                                   --           1,190              --              --          1,190
   Other general and administrative expenses                   177           3,162              --             (81)         3,258
                                                       ------------   -------------    ------------   -------------   ------------
      Total expenses                                         2,181          17,828            (113)         (4,128)        15,768
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before income taxes, minority
       interest, and equity in undistributed earnings
       (loss) of subsidiaries                                   13          (8,128)            613              --         (7,502)
   Earnings (loss) of subsidiaries                          (7,962)            613              --           7,349             --
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before income taxes and minority
       interest                                             (7,949)         (7,515)            613           7,349         (7,502)
   Provision for income taxes                                   --             450              --              --            450
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before minority interest and
       extraordinary item                                   (7,949)         (7,965)            613           7,349         (7,952)
   Minority interest in loss of subsidiaries                    --              --               3              --              3
                                                       ------------   -------------    ------------   -------------   ------------
   Income (loss) before extraordinary item                  (7,949)         (7,965)            616           7,349         (7,949)
   Extraordinary item-gain on extinguishment of
      debt, net of $0 tax                                   16,946              --              --              --         16,946
                                                       ------------   -------------    ------------   -------------   ------------

   NET INCOME (LOSS)                                   $     8,997    $     (7,965)    $       616    $      7,349    $     8,997
                                                       ============   =============    ============   =============   ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                            (Unaudited, In thousands)

                                                                      Combined
                                                                    Wholly-Owned      Combined
                                                       Parent        Guarantor      Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (9,886)         (10,289)    $    1,045    $     9,244         (9,886)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
          subsidiaries                                    9,244               -              -         (9,244)              -
      Depreciation and amortization                           1             637              -              -             638
      Provision for credit losses                             -             990              -              -             990
      Gain on retirement of senior unsecured debt          (226)              -              -              -            (226)
      Loss on sale of real estate acquired  through
          foreclosure                                         -             137              -              -             137
      Fair market value adjustment of residual
          receivables                                         -           1,080              -              -           1,080
      Loans originated with intent to sell                    -         (86,617)             -              -         (86,617)
      Proceeds from sold loans                                -          59,873              -              -          59,873
      Other                                                   -            (607)             -              -            (607)
      Changes in operating assets and liabilities
         increasing (decreasing) cash                    (4,435)           (908)           943              -          (4,400)
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) operating
         activities                                      (5,302)        (35,704)         1,988              -         (39,018)
                                                     -----------    ------------   ------------   ------------    ------------
INVESTING ACTIVITIES:

   Loans originated for investment purposes                   -             (20)             -              -             (20)
   Loans purchased for investment purposes                    -            (189)             -              -            (189)
   Principal collections on loans not sold                    -           4,095              -              -           4,095
   Purchase  of REO and loans  from  securitization
        trusts                                                -          (2,475)             -              -          (2,475)
   Proceeds from sale of real estate owned                    -           3,728              -              -           3,728
   Proceeds from sale of property and equipment               -              19              -              -              19
   Purchase of property and equipment                         -             (23)             -              -             (23)
   Other                                                      -               5              -              -               5
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by investing activities                  -           5,140              -              -           5,140
                                                     -----------    ------------   ------------   ------------    ------------
FINANCING ACTIVITIES:

   Advances on revolving warehouse lines of credit            -          89,236              -              -          89,236
   Payments on revolving warehouse lines of credit            -         (71,865)             -              -         (71,865)
   Retirement of senior unsecured debt                     (204)              -              -              -            (204)
   Net increase in notes payable to investors                 -           3,837              -              -           3,837
   Net decrease in subordinated debentures                    -             (22)             -              -             (22)
   Advances (to) from subsidiary                          5,478          (5,184)          (294)             -               -
   Proceeds  from  issuance  of  additional  common
       stock                                                 22               -              -              -              22
   Other                                                      -           1,694         (1,694)             -               -
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) financing
       activities                                         5,296          17,696         (1,988)             -          21,004
                                                     -----------    ------------   ------------   ------------    ------------

   Net decrease in cash and cash equivalents                 (6)        (12,868)              -             -         (12,874)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      202          25,806              1              -          26,009
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $      196     $    12,938     $        1    $         -     $    13,135
                                                     ===========    ============    ===========   ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                            (Unaudited, In thousands)


                                                                     Combined
                                                                    Wholly-Owned      Combined
                                                       Parent        Guarantor      Non-Guarantor
                                                      Company       Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $    8,997          (7,965)    $      616    $     7,349           8,997
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
           subsidiaries                                   7,962             602             --         (8,564)             --
      Depreciation and amortization                           1             692             --             --             693
      Provision for credit losses on loans                   --              81             --             --              81
      Gain on retirement of senior unsecured debt       (16,946)             --             --             --         (16,946)
      Loss on sale of real estate acquired
           through foreclosure                               --             289             --             --             289
      Fair market value adjustment of residual
           receivables                                       --             (53)            --             --             (53)
      Loans originated with intent to sell                   --         (56,963)            --             --         (56,963)
      Proceeds from sold loans                               --          57,156             --             --          57,156
      Other                                                  --             130             (3)            --             127
      Changes in operating assets and liabilities
         increasing (decreasing) cash                    (1,924)          4,916          1,506             --           4,498
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) operating
         activities                                      (1,910)         (1,115)         2,119         (1,215)         (2,121)
                                                     -----------    ------------   ------------   ------------    ------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --            (136)            --             --            (136)
   Principal collections on loans not sold                   --           7,679             --             --           7,679
   Proceeds from sale of real estate owned                   --           2,548             --             --           2,548
   Proceeds from sale of property and equipment              --              31             --             --              31
   Purchase of property and equipment                        --            (190)            --             --            (190)
   Other                                                     --               7             --             --               7
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by investing activities                 --           9,939             --             --           9,939
                                                     -----------    ------------   ------------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on revolving warehouse lines of credit           --          67,732             --             --          67,732
   Payments on revolving warehouse lines of credit           --         (76,977)            --             --         (76,977)
   Retirement of senior unsecured debt                  (18,404)             --             --             --         (18,404)
   Net decrease in notes payable to investors                --          (1,543)            --             --          (1,543)
   Net increase in subordinated debentures                   --           1,121             --             --           1,121
   Advances (to) from subsidiary                         20,286         (15,672)        (4,614)            --              --
   Proceeds from issuance of additional common
       stock                                                 99              --             --             --              99
   Other                                                     (6)         (1,209)            (6)         1,215              (6)
                                                     -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) financing
       activities                                         1,975         (26,548)        (4,620)         1,215         (27,978)
                                                     -----------    ------------   ------------   ------------    ------------

   Net increase (decrease) in cash and cash
       equivalents                                           65         (17,724)        (2,501)            --         (20,160)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      196          34,215          2,502             --          36,913
                                                     -----------    ------------   ------------   ------------    ------------
   END OF PERIOD                                     $      261     $    16,491    $         1    $        --          16,753
                                                     ===========    ============   ============   ============    ============

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

MARKET CONDITIONS

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

         The Company faces significant competition in connection with its mortgage loan products, principally from national companies which focus their efforts on making mortgage loans to non-prime borrowers. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market. The Company attempts to maintain its competitiveness by striving to service its retail mortgage loan customers in a friendly and expedient manner, and by maintaining and developing strong relationships with mortgage brokers.

The following table sets forth certain data relating to the Company's mortgage loan operations at and for the periods indicated:

                                           AT AND FOR THE THREE MONTHS
                                                  ENDED MARCH 31,                 AT AND FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------    ---------------------------------------------------
                                             2000             1999              1999               1998              1997
                                         -------------    --------------    --------------    ---------------    --------------
                                                                          (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Mortgage loans originated             $   84,083        $   52,558       $  234,005        $   659,444        $  1,176,800
   Mortgage loans sold                       59,873            57,156          220,382            623,675            435,333
   Mortgage loans securitized                    --                --           59,630             92,173            487,563
   Total mortgage loans owned (period end)   75,261           105,777           52,854            117,685            231,145
   Total serviced mortgage loans (period
      end)                                  405,151           505,232          408,529            550,304            768,556
   Average mortgage loans owned (1)          70,937           108,794           72,711            245,915            215,790
   Average serviced mortgage loans (1)      414,466           525,803          478,386            744,221            443,318
   Average interest earned (1)                 8.48%            10.31%            8.67%             10.34%             10.92%

------------------------------
(1) Averages are computed based on the daily averages except for monthly averages were used in 1997.


         At March 31, 2000, the Company has $10.6 million of loans receivable outstanding relating to its previously sold asset-based lending operations. The loans are primarily in default status and in various work-out situations. The Company has established reserves of $3.4 million against these receivables for estimated losses, and additional reserves may be needed in the future, depending on the Company's assessment of collectability.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                  FOR THE THREE MONTHS ENDED MARCH  31,
                                                  -------------------------------------
                                                         2000               1999
                                                    --------------     --------------
    Interest income                                       28.6 %              40.4 %
    Servicing income                                      29.8                29.0
    Gross gain on sale of loans                           27.6                14.2
    Loan fees, net                                         6.4                11.6
    Other revenues                                         7.6                 4.8
                                                    --------------     --------------
             Total revenues                              100.0 %             100.0 %
                                                    ==============     ==============
    Interest expense                                      59.5 %              58.0 %
    Provision for credit losses                           14.7                 1.0
    Cost of real estate owned and defaulted loans         15.7                10.0
    Fair value write-down (write-up) of residual
      receivables                                         16.1                (0.6)
    Salaries, wages and employee benefits                 73.0                68.6
    Business development costs                            27.4                14.4
    Other general and administrative expenses             41.8                39.4
                                                    --------------     --------------
    Loss before income taxes, minority interest
       and extraordinary item                           (148.2)              (90.8)
    Provision for income taxes                             2.2                 5.4
    Extraordinary item-gain on extinguishment of
       debt, net                                           3.4               205.0
                                                    --------------     --------------
             Net income (loss)                          (147.0)%             108.8 %
                                                    ==============     ==============

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         The Company recognized a net loss of $9.9 million for the three months ended March 31, 2000 as compared to a net income of $9.0 million for the three months ended March 31, 1999. Included in the $9.0 million net income for the first quarter of 1999 is an extraordinary gain of $16.9 million on the extinguishment of debt.

         Total revenues decreased $1.5 million, or 18.6%, to $6.7 million for the three months ended March 31, 2000 from $8.3 million for the three months ended March 31, 1999.

         Interest income decreased $1.4 million, or 42.3%, to $1.9 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The average yield in the first three months of 2000 was 8.10% compared to 10.30% in the same period of 1999. The reduction in the average yield earned in the three months ended March 31, 2000 compared to the first three months in 1999 resulted primarily from a change in the mix of the Company's total portfolio and due to certain small business loans originated by former subsidiaries that remain on the Company's balance sheet. Certain of these loans were performing and accruing interest in the first quarter of 1999, but were not accruing interest during the first quarter of 2000. The Company believes that it has taken proper steps to value these loans at net realizable value based on information currently available, but may need additional reserves against these loans in the future.

         Servicing income declined $398,000, or 16.6%, to $2.0 million for the three months ended March 31, 2000 from $2.4 million for the same period in 1999. The reduction was primarily due to a $111.0 million, or 20.7%, decrease in average serviced mortgage loan portfolio. The Company serviced an average of $414.5 million in mortgage loans in the first three months of 2000 compared to an average of $525.8 million in the first three months of 1999. The $111.3 million reduction in average mortgage loans serviced resulted from whole loan (servicing released) sales of substantially all production in 1999 and the first quarter of 2000, as well as repayments of loans in the securitized pools.

         Gross gains on sale of loans increased $681,000 or 58.1%, to $1.9 million for the three months ended March 31, 2000, from $1.2 million for the three months ended March 31, 1999. In the first quarter of 2000, the Company had mortgage whole loan sales of $59.9 million and received a net premium of 3.10% compared to loan sales of $57.2 million in the first three months of 1999 in which it received a net premium of 2.05%. The higher gains in 2000 were the result of an improvement in premiums being paid by investors in the overall secondary market. The Company believes the lower premiums received in 1999 were the result of conditions in the secondary market that followed financial problems in the industry late in 1998 when several major competitors in the industry filed bankruptcy or severely curtailed their participation in the non-prime segment of the mortgage industry.

         Net loan fees decreased $525,000, or 54.9%, to $432,000 for the three months ended March 31, 2000 from $957,000 for the same period in 1999. These fees are recognized as income as the loans are sold. The primary reason for lower net loan fees is the reduction in the loan fees received on loans produced in late 1999 and early 2000. Fees received on loans produced through the Company's retail channel declined from 4.83% of loan production in January 1999 to a low of 2.85% in November 1999. Some of the loans with lower fees collected were sold early in 2000, resulting in lower fee income than in the first quarter of 1999. Fees received on loans originated through the retail channel have rebounded in the first quarter of 2000 to 3.96% for the month of March 2000. These fees will be recognized as fee income as the related loans are sold in subsequent periods.

         Other revenue increased $114,000, or 28.8%, to $510,000 for the three months ended March 31, 2000 compared to $396,000 in the first three months of 1999. The increase relates primarily to increases in fees charged on loans related to underwriting, processing and document preparation and late charges collected during the month.

         Total expenses increased $900,000 or 5.7%, to $16.7 million for the three months ended March 31, 2000 from $15.8 million for the same period in 1999. Total expenses are comprised of interest expense, provision for credit losses, cost of real estate loans and defaulted loans, fair value adjustments of residual receivables, salaries, wages and employee benefits, business development costs, and other general and administrative expenses. The increased expenses are due largely to the provision for loan losses, fair value adjustments on residual receivables, and increases in advertising and marketing costs, partially offset by lower personnel and other costs.

         Interest expense decreased $800,000 or 16.7%, to $4.0 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 1999. The decrease in interest expense was due principally to the reduction in the outstanding balance of the company's senior unsecured debt. The Company reduced the outstanding debt from $51.3 million at March 31, 1999 to $11.7 million at March 31, 2000. The debt pays interest at 10.75%. This decrease in interest expense was partially offset by higher expense related to increases in borrowings under the warehouse line of credit. Average outstanding balances under the warehouse line of credit were approximately $3.4 million during the first quarter of 1999, and approximately $30.6 million average outstanding during 2000.

         Provision for credit losses increased $909,000, to $990,000 for the three months ended March 31, 2000 from $81,000 for the same period in 1999. The increase in the required provision was the result of management's decision in mid 1999 to have additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees, combined with an increase in the outstanding retained portfolio during the first quarter of 2000 versus decreases in the average loan portfolio during the first quarter of 1999. The Company incurred lower charge-offs in 2000 compared to 1999. For the first quarters of 2000 and 1999, the Company charged-off $446,000 and $589,000, respectively, of mortgage loans

         Fair value adjustments to the residual receivables increased $1.1 million to $1.1 million in the first three months of 2000 from a credit adjustment of $53,000 in the first three months of 1999. The $1.1 million expense in 2000 includes losses on real estate owned in the pools of $798,000, adjustments to the value to real estate repurchased out of the pools in the amount of $200,000 and write-offs of funds advanced on loans in the pools of $178,000.

         Total general and administrative expense, including salaries, business development costs and other expenses, decreased $553,000, or 5.5%, to $9.6 million for the three months ended March 31, 2000, from $10.1 million for the same period in 1999. This resulted primarily because salaries, wages and employee benefits decreased $758,000, or 13.4%, to $4.9 million for the three months ended March 31, 2000, from $5.7 million for the same period in 1999. Personnel costs decreased due to a decrease in the average number of full-time equivalent employees ("FTE") from 420 in the first quarter of 1999 to 391 in the first quarter of 2000, as well as a decrease in the cost of health care plans provided by the company. The Company is self-insured, and average claims paid per FTE decreased from $475 per FTE per month in the first quarter of 1999 to $304 per FTE per month in 2000. Business development costs increased to $1.8 million in 2000 from $1.2 million for the first three months of 1999 due to increases in direct mail costs and due to establishment of a telemarketing program as a source of leads for the retail production channel. Other general and administrative expenses also declined $445,000, or 13.7%, to $2.8 million in the 2000 period compared to $3.3 million in the 1999 period. The primary reasons for the reductions are decrease in loan origination costs as the Company attempts to streamline its processes and reduce costs, as well as reductions in temporary and other contract labor.

         The Company has recorded current tax expense of $145,000 and $450,000 for the three months ended March 31, 2000 and 1999, respectively, even though the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

         In the first quarters of 2000 and 1999, the Company recorded an extraordinary gain on the extinguishment of debt of $226,000 and $16.9 million, respectively, related to the repurchase of $430,000 and $35.3 million, respectively, of its Senior Notes. The purchase price of the Senior Notes was $204,000 and $17.3 million, or 47.4% and 49.0%, respectively, of face value.

FINANCIAL CONDITION

         Net loans receivable increased $22.0 million to $78.6 million at March 31, 2000 from $56.6 million at December 31, 1999. The increase in net loans receivable resulted primarily from increased production during the first 3 months of 2000. Average monthly loan production in 2000 to date is $28.0 million versus average monthly loan production of $19.5 million in 1999.

         The residual receivables were $46.6 million at March 31, 2000, and $47.8 million at December 31, 1999. This decrease resulted primarily from the amortization of the residual asset.

         Net property and equipment decreased by $571,000 to $16.6 million at March 31, 2000, from $17.2 million at December 31, 1999. This decrease resulted primarily from the depreciation expense. Real estate acquired in foreclosure decreased $889,000 to $6.8 million at March 31, 2000, from $7.7 million at December 31, 1999.

         The primary sources for funding the Company's receivables are borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes) and the sale of loans. At March 31, 2000, the Company had debt outstanding under revolving warehouse lines of credit to banks of $35.2 million, which compares with $17.8 million at December 31, 1999. At March 31, 2000, the Company had $148.6 million of CII Notes and subordinated debentures outstanding, which compares with $144.8 million at December 31, 1999, for an increase of $3.8 million.

         The aggregate principal amount of outstanding Senior Notes was $11.7 million at March 31, 2000 compared to $12.1 million on December 31, 1999. In the three months ended March 31, 2000, the Company purchased $430,000 of its Senior Notes for a purchase price of $204,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at March 31, 2000 was a deficiency of $2.0 million, compared to equity of $7.8 million at December 31, 1999, a decrease of $9.9 million. This decrease resulted principally from net losses of $10.1 million for the three months ended March 31, 2000, partially offset by the $226,000 extraordinary item from the gain on extinguishment of debt.

         In connection with the merger with HomeSense, which was effective May 9, 2000, the Company issued 6,780,944 shares of its common stock in addition to 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share), which increases the Company's shareholders' equity by approximately $17.1 million.

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

            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                                     AT AND FOR
                                                     THE THREE
                                                       MONTHS
                                                       ENDED           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                      MARCH 31,      -------------------------------------------
                                                        2000            1999            1998           1997
                                                     ------------    ------------    -----------    ------------
                                                                           (IN THOUSANDS)

Allowance for credit losses at beginning of period   $     6,344     $    6,659      $    6,528     $     3,084

Net charge-offs                                             (445)        (3,654)         (8,791)         (5,166)
Provision charged to expense                                 990          3,339          11,905          10,030
Write-down of allowance due to sale of receivables            --             --          (2,983)             --
Securitization transfers                                      --             --              --          (1,420)
                                                     ------------    -----------     -----------    ------------
Allowance for credit losses at end of the period     $     6,889     $    6,344      $    6,659     $     6,528
                                                     ============    ===========     ===========    ============

         The Company considers its allowance for credit losses at March 31, 2000 to be adequate in view of the Company's improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 8.0% at March 31, 2000 and 10.0% at December 31, 1999. Included in the allowance for credit losses is $3.3 million of allowance on commercial loans at March 31, 2000 and at December 31, 1999.

         The percentage of mortgage loans past due 30 days or more declined to 9.7% at March 31, 2000 compared to 12.4% at December 31, 1999. The Company incurred net charge-offs of $446,000 in the first quarter of 2000 compared to $589,000 in net charge-offs in the first quarter of 1999. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

         The table below summarizes certain information with respect to the Company's allowance for losses on the securitization residual assets for each of the periods indicated.

   SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                                     AT AND FOR
                                                     THE THREE
                                                       MONTHS
                                                       ENDED           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                      MARCH 31,      -------------------------------------------
                                                        2000            1999            1998           1997
                                                     ------------    ------------    -----------    ------------
                                                                           (IN THOUSANDS)
RESIDUAL RECEIVABLES:
Allowance for losses at beginning of period          $      7,176      $     7,165      $   14,255     $    1,202
Net charge-offs                                                --              (33)           (147)        (1,645)
Anticipated losses netted against gain                         --            1,266           2,242         13,278
Gain (loss) on sale of securitized REO                       (796)          (1,628)             --             --
Mark-to-market adjustment                                     439              406          (6,228)            --
Allowance transferred from (to) owned portfolio                --               --              --          1,420
Sale of small-business residual assets                         --               --          (2,957)            --
                                                     -------------     ------------     -----------    -----------
Allowance for losses at the end of the period        $      6,819      $     7,176      $    7,165     $   14,255
                                                     =============     ============     ===========    ===========

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

     SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                             AT AND FOR
                                                             THE THREE
                                                               MONTHS
                                                               ENDED           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                              MARCH 31,      -------------------------------------------
                                                                2000            1999            1998           1997
                                                             ------------    ------------    -----------    ------------
                                                                                   (IN THOUSANDS)
Allowance for credit losses at beginning of period            $   13,520      $   13,824     $   20,783           4,286

Net charge-offs                                                     (445)         (3,687)        (8,938)         (6,811)
Gain (loss) on sale of securitized REO                              (796)         (1,628)            --              --
Provision charged to expense                                         990           3,339         11,905          10,030
Anticipated losses netted against gain                                --           1,266          2,242          13,278
Mark-to-market adjustment                                            439             406         (6,228)             --
Write-down of allowance due to sale of loans receivable               --              --         (2,983)             --
Sale of small-business residual asset                                 --              --         (2,957)             --
                                                             ------------     -----------    -----------     -----------
Allowance for credit losses at the end of the period          $   13,708      $   13,520     $   13,824      $   20,783
                                                             ============     ===========    ===========     ===========

Allowance as a % of total serviced unguaranteed portfolio          3.30%           3.23%          2.48%           2.60%
Annualized net charge-offs as a % of average serviced
  unguaranteed portfolio                                           0.43%           0.76%          1.08%           1.38%

The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans receivable               $    6,889      $    6,344     $    6,659           6,528
Allowance for credit losses on residual receivable                 6,819           7,176          7,165          14,255
                                                             ------------     -----------    -----------     -----------
Total allowance for credit losses                             $   13,708      $   13,520     $   13,824          20,783
                                                             ============     ===========    ===========     ===========

         Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued when a loan is either over 90 days past due, or the collateral is determined to be inadequate, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

         The following sets forth delinquencies as a percentage of the total serviced portfolio for the periods indicated.

                                                MARCH 31,        DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                  2000               1999                1998               1997
                                             ----------------    --------------      --------------    ----------------
                                                                      (Dollars in thousands)
Loans past due 30-59 days                     $    11,000        $    16,461         $    28,174         $    29,174
As a % of total serviced portfolio                   2.71 %             4.03 %              5.05 %              3.65 %

Loans past due 60-89 days                     $     3,792        $     5,325         $     8,647         $    10,009
As a % of total serviced portfolio                   0.94 %             1.30 %              1.55 %              1.25 %

Loans past due 90+ days                       $    24,552        $    28,997         $    38,109         $    22,147
As a % of total serviced portfolio                   6.06 %             7.10 %              6.84 %              2.76 %

Total loans past due                          $    39,344        $    50,783         $    74,930         $    61,330
As a % of total serviced portfolio                   9.71 %            12.43 %             13.44 %              7.66 %

Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Company's securitized mortgage loan pools.

                                                   CURRENT PRINCIPAL BALANCE
--------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $    77,435,632 $   120,860,326 $  130,917,899  $  118,585,860  $   62,726,105  $    59,219,199
              2                 $    77,405,312 $   120,119,653 $  169,093,916  $  118,061,792  $   62,300,302  $    57,977,700
              3                 $    76,709,417 $   119,364,510 $  168,182,957  $  148,291,454  $   61,609,815  $    57,201,142
              4                 $    75,889,160 $   118,965,905 $  166,783,489  $  146,880,279  $   60,768,433  $    56,168,578
              5                 $    75,395,969 $   117,238,693 $  165,608,534  $  145,775,696  $   59,347,948  $    55,351,358
              6                 $    74,630,019 $   115,870,168 $  164,084,260  $  144,465,651  $   58,739,309  $    54,561,477
              7                 $    73,149,957 $   113,537,447 $  161,880,416  $  143,048,555  $   57,829,352  $    53,610,555
              8                 $    72,261,386 $   112,100,397 $  158,220,175  $  140,482,698  $   56,918,186  $    52,592,079
              9                 $    71,342,842 $   110,468,401 $  155,854,981  $  137,318,432  $   55,894,240  $    51,544,836
              10                $    70,195,198 $   107,887,242 $  153,193,421  $  134,991,772  $   54,887,268  $    50,557,441
              11                $    68,981,147 $   105,138,088 $  148,382,102  $  131,582,081  $   53,817,889  $    49,432,647
              12                $    67,149,553 $   102,142,062 $  144,556,568  $  129,029,429  $   52,813,707
              13                $    65,705,603 $    98,876,084 $  140,265,621  $  125,457,545  $   51,834,618
              14                $    63,210,889 $    95,394,444 $  136,583,138  $  121,706,895  $   50,355,268
              15                $    60,052,314 $    92,501,939 $  133,252,925  $  118,983,067  $   49,261,441
              16                $    58,133,496 $    89,402,897 $  129,792,748  $  116,012,173  $   48,013,883
              17                $    56,900,372 $    83,793,933 $  127,118,396  $  112,424,165  $   46,682,595
              18                $    55,154,969 $    81,637,626 $  124,262,781  $  109,695,150  $   45,808,180
              19                $    50,852,179 $    79,392,938 $  119,512,141  $  107,288,894  $   44,422,122
              20                $    49,702,926 $   77,843,648  $  116,408,786  $  104,842,028  $   43,821,316
              21                $    48,629,373 $   76,319,392  $  113,506,699  $  101,806,498  $   42,973,221
              22                $    45,780,152 $   74,512,970  $  108,064,086  $   98,013,963  $   41,901,327
              23                $   44,612,888  $   71,644,155  $  104,734,353  $   95,627,417  $   41,054,409
              24                $   43,845,616  $   69,074,182  $  101,605,131  $   92,702,818  $   39,983,743
              25                $   42,879,623  $   66,456,654  $   98,057,107  $   89,450,634  $   38,501,039
              26                $   40,453,030  $   63,909,211  $   94,776,180  $   87,745,088
              27                $   38,939,475  $   61,789,775  $   91,621,984  $   85,848,197
              28                $   38,094,550  $   59,776,201  $   88,960,343  $   83,961,093
              29                $   37,287,522  $   56,901,545  $   87,513,930
              30                $   36,315,115  $   55,673,168  $   84,993,550
              31                $   35,921,142  $   54,358,523  $   82,761,581
              32                $   34,976,083  $   53,498,302
              33                $   33,841,626  $   52,449,253
              34                $   33,114,404  $   50,659,884
              35                $   32,042,753
              36                $   31,308,902
              37                $   30,544,226

                                                DELINQUENCIES > 30 DAYS PAST DUE
---------------------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION          1997-1          1997-2          1997-3          1997-4          1998-1           1999-1
---------------------------------------------------------------------------------------------------------------------------------
              1                 $            0  $      515,954  $      609,201  $      402,972  $       44,600  $      1,466,076
              2                 $    1,499,056  $    1,631,017  $    2,042,757  $    2,132,028  $    1,223,964  $      3,134,425
              3                 $    1,931,761  $    3,930,423  $    4,498,266  $    5,049,035  $    2,013,525  $      2,438,937
              4                 $    3,760,774  $    5,399,569  $    8,546,414  $    7,290,097  $    3,872,888  $      2,434,471
              5                 $    5,220,385  $    7,293,856  $   12,337,604  $   10,290,987  $    3,825,651  $      2,662,519
              6                 $    5,849,574  $    9,790,732  $   13,432,454  $   13,459,369  $    5,199,587  $      2,804,957
              7                 $    6,777,962  $   11,933,526  $   15,076,729  $   12,443,357  $    6,248,301  $      3,115,273
              8                 $    8,078,783  $   12,484,893  $   17,745,496  $   13,861,088  $    5,983,226  $      3,351,500
              9                 $    8,528,559  $   12,471,739  $   18,099,411  $   16,777,959  $    6,591,674  $      3,512,716
              10                $   10,008,415  $   11,304,455  $   16,680,011  $   19,050,239  $    6,317,098  $      3,579,689
              11                $   10,728,125  $   12,630,402  $   18,929,917  $   18,524,292  $    5,701,474  $      2,689,907
              12                $    9,257,295  $   14,540,910  $   21,295,026  $   18,470,254  $    5,950,145
              13                $    9,578,031  $   12,933,959  $   22,303,472  $   18,645,129  $    5,705,994
              14                $   10,757,672  $   12,674,148  $   21,746,520  $   17,059,730  $    5,287,678
              15                $    9,401,614  $   14,212,157  $   23,240,338  $   15,698,435  $    6,297,465
              16                $    8,127,303  $   14,386,886  $   22,031,312  $   16,318,099  $    6,255,440
              17                $    8,227,263  $   11,723,546  $   19,672,481  $   15,292,242  $    6,342,927
              18                $    8,708,963  $   11,171,133  $   18,472,732  $   15,132,124  $    7,150,420
              19                $    7,349,210  $   12,018,899  $   18,243,184  $   15,706,290  $    6,380,174
              20                $    7,217,783  $   11,810,332  $   18,119,731  $   16,301,760  $    6,080,991
              21                $    7,120,727  $   11,040,206  $   18,038,082  $   15,464,631  $    6,103,461
              22                $    6,661,879  $   10,286,947  $   16,452,727  $   14,333,343  $    6,165,388
              23                $    6,511,325  $   10,414,360  $   16,055,129  $   15,895,532  $    5,571,022
              24                $    6,250,278  $    8,906,082  $   15,924,085  $   14,232,856  $    5,290,607
              25                $    6,276,717  $    9,514,340  $   15,482,673  $   13,162,282  $    4,817,659
              26                $    5,442,995  $    8,806,693  $   15,438,560  $   12,180,657
              27                $    4,900,780  $    8,262,250  $   14,301,848  $   12,737,934
              28                $    6,106,097  $    8,642,371  $   13,359,698  $   11,694,987
              29                $    4,982,511  $    6,969,409  $   13,659,548
              30                $    5,346,769  $    7,939,953  $   11,918,981
              31                $    5,756,594  $    7,790,662  $   10,833,705
              32                $    4,972,092  $    6,957,167
              33                $    4,995,142  $    6,445,310
              34                $    4,944,931  $    6,168,132
              35                $    3,900,531
              36                $    3,884,396
              37                $    3,242,843

         Included in the principal balances and delinquency amounts at March 31, 2000 and December 31, 1999 are $5.9 million and $4.7 million, respectively, of real estate acquired through foreclosure.

                          DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
---------------------------------------------------------------------------------------------------------------------
  MONTHS FROM POOL INCEPTION         1997-1      1997-2     1997-3      1997-4     1998-1     1999-1       AVERAGE
---------------------------------------------------------------------------------------------------------------------
              1                       0.00  %    0.43  %     0.47  %    0.34  %     0.07  %     2.48 %       0.63  %
              2                       1.94 %     1.36 %      1.21 %     1.81 %      1.96 %      5.41 %       2.28 %
              3                       2.52 %     3.29 %      2.67 %     3.40 %      3.27 %      4.26 %       3.24 %
              4                       4.96 %     4.54 %      5.12 %     4.96 %      6.37 %      4.33 %       5.05 %
              5                       6.92 %     6.22 %      7.45 %     7.06 %      6.45 %      4.81 %       6.49 %
              6                       7.84 %     8.45 %      8.19 %     9.32 %      8.85 %      5.14 %       7.96 %
              7                       9.27 %    10.51 %      9.31 %     8.70 %     10.80 %      5.81 %       9.07 %
              8                      11.18 %    11.14 %     11.22 %     9.87 %     10.51 %      6.37 %      10.05 %
              9                      11.95 %    11.29 %     11.61 %    12.22 %     11.79 %      6.81 %      10.95 %
              10                     14.26 %    10.48 %     10.89 %    14.11 %     11.51 %      7.08 %      11.39 %
              11                     15.55 %    12.01 %     12.76 %    14.08 %     10.59 %      5.44 %      11.74 %
              12                     13.79 %    14.24 %     14.73 %    14.31 %     11.27 %                  13.67 %
              13                     14.58 %    13.08 %     15.90 %    14.86 %     11.01 %                  13.89 %
              14                     17.02 %    13.29 %     15.92 %    14.02 %     10.50 %                  14.15 %
              15                     15.66 %    15.36 %     17.44 %    13.19 %     12.78 %                  14.89 %
              16                     13.98 %    16.09 %     16.97 %    14.07 %     13.03 %                  14.83 %
              17                     14.46 %    13.99 %     15.48 %    13.60 %     13.59 %                  14.22 %
              18                     15.79 %    13.68 %     14.87 %    13.79 %     15.61 %                  14.75 %
              19                     14.45 %    15.14 %     15.26 %    14.64 %     14.36 %                  14.77 %
              20                     14.52 %    15.17 %     15.57 %    15.55 %     13.88 %                  14.94 %
              21                     14.64 %    14.47 %     15.89 %    15.19 %     14.20 %                  14.88 %
              22                     14.55 %    13.81 %     15.22 %    14.62 %     14.71 %                  14.58 %
              23                     14.60 %    14.54 %     15.33 %    16.62 %     13.57 %                  14.93 %
              24                     14.26 %    12.89 %     15.67 %    15.35 %     13.23 %                  14.28 %
              25                     14.64 %    14.32 %     15.79 %    14.71 %     12.51 %                  14.39 %
              26                     13.46 %    13.78 %     16.29 %    13.88 %                              14.35 %
              27                     12.59 %    13.37 %     15.61 %    14.84 %                              14.10 %
              28                     16.03 %    14.46 %     15.02 %    13.93 %                              14.86 %
              29                           %    14.33 %     15.61 %                                         13.74 %
                                     13.36
              30                     14.72 %    14.26 %     14.02 %                                         14.34 %
              31                     16.03 %    14.33 %     13.09 %                                         14.48 %
              32                     14.22 %    13.00 %                                                     13.61 %
              33                     14.76 %    13.29 %                                                     13.52 %
              34                     14.93 %    12.18 %                                                     13.55 %
              35                     12.17 %                                                                12.17 %
              36                     12.41 %                                                                12.41 %
              37                     10.62 %                                                                10.62 %

  Actual Historical Life to
    Date Prepayment Speed             23.5 %     24.0  %     22.6  %    20.7  %     19.7  %     17.1 %       22.5 %

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $39.0 million net use of cash from operating activities in the first quarter of 2000. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be obtained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, and (vi) borrowings under warehouse lines of credit. The Company believes that additional sources of funds are needed to meet its future liquidity requirements, and no assurance can be given that these additional sources of funds can be attained.

         The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize only seasoned first and second mortgages in the second quarter of 1999, and to conduct whole loan sales for the remainder of the year. The Company plans to continue whole loan selling its production throughout 2000. This strategy is designed to maximize liquidity. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation and the utilization of a wholesale loan origination strategy whereby loans are generally funded at par, rather than at the significant premiums typically associated with a correspondent-based strategy. However, in 1999, the Company began paying some yield spread premiums as a way to increase its wholesale production.

         The table below summarizes cash flows provided by and used in operating activities by quarter in 2000, 1999 and for the years ended December 31, 1999 and 1998:

                                                                                                                YEAR        YEAR
                                          1ST QTR       4TH QTR      3RD QTR       2ND QTR      1ST QTR         ENDED       ENDED
                                            2000          1999         1999         1999          1999          1999        1998
                                         ---------     ----------    ---------    ---------     ---------     ---------   ---------
                                                                                (IN THOUSANDS)
OPERATING CASH INCOME:
    Servicing fees received and
       excess cash flow from
       securitization trusts             $   2,651     $   3,269     $   4,044    $   3,975     $   4,334     $  15,622   $  16,548
    Interest received                        1,977         1,795         1,896        2,214         3,570         9,475      36,127
    Cash gain on sale of loans               1,854         1,878         1,926        1,500         1,173         6,477       1,343
    Cash loan origination fees
       received                              1,327           819         1,097        1,507         1,418         4,841      18,255
    Other cash income                          510           450           409          222           528         1,609       5,388
                                         ---------     ---------     ---------    ---------     ---------     ---------   ---------
         Total operating cash income         8,319         8,211         9,372        9,418        11,023        38,024      77,661

OPERATING CASH EXPENSES:
    Securitization costs                        --            --            --         (593)           --          (593)       (851
    Cash operating expenses                (10,001)       (8,611)       (8,879)      (9,421)      (10,545)      (37,456)    (99,551
    Interest paid                           (4,183)       (3,169)       (4,848)      (3,215)       (7,459)      (18,691)    (37,519
    Taxes paid                                 104           771            (1)        (893)         (155)         (278)     (2,515
                                         ---------     ---------     ---------    ---------     ---------     ---------   ---------
         Total operating cash
            expenses                       (14,080)      (11,009)      (13,728)     (14,122)      (18,159)      (57,018)   (140,436

    CASH FLOW (DEFICIT) DUE TO
          OPERATING CASH INCOME
          AND EXPENSES                      (5,761)       (2,798)       (4,356)      (4,704)       (7,136)      (18,994)    (62,775

CASH REVENUES TO CASH EXPENSES
   RATIO                                        59%           75%           68%          67%           61%           67%         55

OTHER CASH FLOWS:
    Cash provided by (used in)
         other payables and receivables     (5,503)        2,906        (3,603)     (11,866)        4,822        (7,741)    (12,541
    Cash provided by (used in) loans
         held for sale                     (27,754)       (5,185)       (5,703)      44,646           193        33,951     123,674
    Cash provided from sale of residual
         receivables                            --            --            --           --            --            --      16,958
    Cash gain on sale of subsidiary
         assets                                 --            --            --           --            --            --      18,964
                                         ---------     ---------     ---------    ---------     ---------     ---------   ---------
    NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES            $ (39,018)    $  (5,077)    $ (13,662)   $  28,076     $  (2,121)    $   7,216   $  84,280
                                         =========     =========     =========    =========     =========     =========   =========

         Certain previously reported amounts have been reclassified to conform to current year presentation.

         Cash and cash equivalents were $13.1 million at March 31, 2000, and $26.0 million at December 31, 1999. Cash used in operating activities was $39.0 million for the three months ended March 31, 2000, compared to $2.1 million for the three months ended March 31, 1999; cash provided by investing activities was $5.1 million for the three months ended March 31, 2000 compared to $9.9 million for the three months ended March 31, 1999; and cash provided by financing activities was $21.0 million for the three months ended March 31, 2000 compared to cash used in financing activities of $28.0 million for the three months ended March 31, 1999.

         At March 31, 2000, the Company had a $100.0 million warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its Mortgage Loan originations. Based on the borrowing base limitations contained in the credit facility at March 31, 2000 and at December 31, 1999, the Company had aggregate outstanding borrowings of $35.2 million and $17.8 million, respectively, and aggregate borrowing availability of $5.0 million and $1.1 million, respectively. The credit facility bears interest at prime rate plus 0.75%. The credit facility matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends and minimum CII Notes outstanding and loans and advances by HGI and CII to the Company. The Company believes that it is currently in compliance with the loan covenants. (See NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS for more information.)

         On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Columbia, South Carolina. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the Company's existing revolving line of credit was modified, and certain lines of credit of HomeSense were amended so that those lines are available to the merged entity. Following the effective date of the merger, the Company will have collective borrowing ability under the existing line of credit with CIT Group/Business Credit, Inc., of up to $50.0 million. During the remainder of 2000, the line decreases in incremental steps, based on certain criteria, decreasing to $25.0 million at December 31, 2000. The maturity date, rates of interest, advance rates, and collateral will remain the same as currently under the revolving credit agreement.

         The average outstanding balance on the CIT line of credit during the three months ending March 31, 2000 was $27.4 million. During the month of April 30, 2000, the average outstanding balance on the CIT line of credit was $43.7 million. The Company will need to increase the size of its warehouse lines in order to maintain sufficient operating capital to fund its anticipated loan production.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. The line bears interest at the Prime rate plus .25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement matures on April 30, 2001.

         The Company is also negotiating an additional line of credit with Residential Mortgage Services of Texas ("RMST"). HomeSense had a $25.0 million warehouse facility with RMST prior to the merger, and RMST has agreed to leave this facility in place for one month in order to complete its due diligence on approving the new facility with HomeGold. The line bears interest at the Prime rate plus .75%. The agreement is structured as a purchase of the loans by RMST with a repurchase obligation by the Company.

         The Company also assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. A principal payment of $500,000 is payable on May 15, 2000. Monthly principal payments of $56,667 plus interest is payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note matures on November 2, 2000, and bears interest at the Prime rate plus .25%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a piece of investment property.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At March 31, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank PARI PASSU in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $74.5 million face amount of its Senior Notes in 1999 and $430,000 in the first three months of 2000. At March 31, 2000 and December 31, 1999, $11.7 million and $12.1 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII Notes to investors. The CII Notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At March 31, 2000 and at December 31, 1999, CII had an aggregate of $130.9 million and $127.1 million of investor notes outstanding, respectively, bearing a weighted average interest rate of approximately 7.61%, and an aggregate of $17.7 million and $17.7 million of subordinated debentures, respectively, bearing a weighted average interest rate of 5.0%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII Notes and debentures have original maturities of one or two years.

         Total shareholders' deficit at March 31, 2000 was $2.0 million, compared to equity of $7.8 million at December 31, 1999, a decrease of $9.9 million. This decrease resulted principally from a net loss of $9.9 million for the three months ended March 31, 2000.

         In connection with the merger with HomeSense, which was effective May 9, 2000, the Company issued 6,780,944 shares of its common stock in addition to 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share), which increases the Company's shareholders' equity by approximately $17.1 million.

         The Company's primary objective in 2000 is to ensure adequate levels of liquidity as the Company increases loan originations. The Company plans to continue to generate cash through whole loan sales. These sales will generate cash that can be used to fund operating losses, or to fund declines in investor notes that could occur. The Company plans to operate more like a mortgage banker that originates and either sells or securitizes loans, retaining only a small portfolio of loans. Management believes that, based on its present level of liquidity combined with its borrowing availability under the warehouse line of credit and the Company's merger, additional sources of operating capital will be needed to support the 2000 operating plan. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions.

LOAN SALES AND SECURITIZATIONS

         The Company has historically sold or securitized substantially all of its loans. For 2000, the Company anticipates selling its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the three months ended March 31, 2000 and 1999, the Company sold $59.9 million and $57.2 million of mortgage loans, respectively.

         No loans were securitized in the first quarter of 1999 or 2000. The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $46.6 million and $47.8 million, net of allowances, at March 31, 2000 and December 31, 1999, respectively.

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

         The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its mortgage loan securitizations at March 31, 2000:

                                                   1997-1        1997-2        1997-3        1997-4         1998-1        1999-1
                                                ------------  ------------  ------------  -----------------------------------------
Outstanding balance of loans securitized        $30,554,226   $50,659,884   $82,761,581   $83,961,093    $38,501,039   $49,432,647
Average stated principal balance                     56,774        54,767        62,603        62,286         61,016        46,329
Weighted average coupon on loans                     10.83%        10.65%        11.05%        10.95%         10.78%        10.98%
Weighted average remaining term to stated
   maturity                                        170 mths      170 mths      174 mths      178 mths       188 mths      200 mths
Weighted average LTV                                    76%         71.7%         74.8%         74.6%          75.4%         70.8%
Percentage of first mortgage loans                     100%          100%          100%          100%           100%        84.22%
Weighted average pass-through rate to
bondholders                                           7.61%         7.19%         7.07%         6.81%          6.64%         6.84%
Assumed annual losses                                 0.60%         0.60%         0.60%         0.60%          0.60%         0.87%
Remaining ramp period for losses                     0 mths        0 mths        0 mths        0 mths         0 mths        8 mths
Assumed cumulative losses as a % of UPB               1.93%         1.90%         1.90%         1.89%          1.87%         2.82%
Annual servicing fee                                  0.50%         0.50%         0.50%         0.50%          0.50%         0.56%
Servicing asset                                       0.10%         0.10%         0.10%         0.10%          0.10%         0.10%
Discount rate applied to cash flow after
   overcollateralization                                12%           12%           12%           12%            12%           12%
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

         The Company's net deferred tax asset was $12.0 million at both March 31, 2000 and December 31, 1999. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, then, the asset would need to be adjusted to net realizable value. The Company had a federal NOL of approximately $74.3 million at March 31, 2000.

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

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. While no hedging strategy is currently being utilized, the Company's interest rate hedging strategy may include shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either March 31, 2000 or December 31, 1999.

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

THE MERGER

         The Company has entered into a Reorganization Agreement dated as of February 29, 2000 as amended by an Amendment #1 dated March 10, 2000, an Amendment #2 dated May 1, 2000 and an Amendment #3 dated May 9, 2000 with HomeSense Financial Corp., a South Carolina corporation headquartered in Lexington, South Carolina and certain of its affiliates (collectively "HomeSense"), whereby HomeSense will be merged with and into HomeGold Financial, Inc.'s subsidiary, HomeGold, Inc. (the "Merger"). In connection with the Merger, the Company issued to HomeSense shareholders 6,780,944 of HomeGold common stock valued at $1.04 per share using the average closing price over the 60-day period preceding the merger date plus 10,000,000 shares of Series A Non-convertible Preferred Stock (par value $1 per share). In connection with the Merger, the Company also expects to issue a five year warrant to purchase 250,000 shares of common stock of HomeGold at an exercise price of $1.50 per share to Raymond James, and options to purchase 825,423 shares of Common Stock at $1.75 per share to Mr. Sheppard as part of his employment contract.

         The Merger was approved by the Company's shareholders at the annual meeting on April 28, 2000. However, as of May 1, 2000, Amendment #2 to the merger agreement effected the following changes:

o The equity requirement of HomeSense at the time of closing has been reduced from $3,373,233 to $2,373,233.
o   The Voting Agreement requirement has been deleted in its entirety.
o The employment agreement has been amended to include an "additional bonus" section, indicating that a quarterly cash bonus in the amount of $200,000 will be paid to Mr. Sheppard as long as the Company's 10.75% Senior Notes due 2004 are outstanding, and the terms of the Series A Non-convertible Preferred Stock were amended to provide that no preferred stock dividends will be paid or owed as long as the Senior Notes are outstanding.

o The issuance of Series A Non-convertible Preferred Stock is reduced from 11 million shares to 10 million shares.

         As of May 9, 2000, Amendment #3 to the Merger Agreement restructured the Merger such that HomeSense will be merged with and into HomeGold Financial, Inc.'s subsidiary, HomeGold, Inc., instead of directly into HomeGold Financial, Inc.

         GENERAL NATURE OF BUSINESS CONDUCTED BY HOMESENSE. HomeSense is a non-conforming mortgage lender that originates and sells first and subordinate lien mortgage loans. HomeSense's principal loan product is a debt consolidation loan secured by a first lien on real property. This is the same general business in which HomeGold engages.

         SUMMARY OF THE MERGER. A summary of the material features of the Merger are as follows:

         DESCRIPTION OF THE MERGER AND CONSIDERATION TO BE ISSUED. HomeSense will be merged into HomeGold, Inc. The HomeSense shareholders will receive 6,780,944 shares of HomeGold common stock constituting 40% of the HomeGold common stock outstanding after consummation of the transaction. They will also be issued 10 million shares of Series A Non-convertible Preferred Stock (the terms of which are described in detail below).

         PRINCIPAL TERMS OF THE SERIES A NON-CONVERTIBLE PREFERRED STOCK:

         DIVIDENDS. The Series A Non-convertible Preferred Stock has an annual cumulative dividend of $0.08 per share, payable in quarterly installments. The annual cumulative dividend increases to $0.10 per share on January 1, 2005. No dividends will be paid or owed on the preferred stock until the Company's 10.75% senior unsecured notes have been retired. No dividend may be paid with respect to the HomeGold Common Stock or any other class of stock of HomeGold unless and until the cumulative dividend payable with respect to the Series A Non-convertible Preferred Stock is current and not in arrears.

         LIQUIDATION PREFERENCE. Upon any liquidation of HomeGold or any liquidating distributions by HomeGold, an amount equal to $1 per share, plus the cumulative dividend through the current date, shall be payable with respect to the preferred shares in preference and priority to any distribution with respect to HomeGold Common Stock or any other class of stock of HomeGold.

         VOTING RIGHTS. Holders of Series A Non-convertible Preferred Stock do not have voting rights, except with respect to amendments of the terms of the Series A Non-convertible Preferred Stock.

         CONVERSION RIGHTS. The Series A Non-convertible Preferred Stock is not convertible to HomeGold Common Stock or other securities.

         REDEMPTION RIGHTS AND SINKING FUND PROVISIONS. The Series A Non-convertible Preferred Stock has no right of redemption and is not subject to any sinking fund. Any and all shares of Series A Non-convertible Preferred Stock outstanding at any time shall be redeemable at par at the option of HomeGold upon notice to the holder(s) thereof.

         For further description of the merger, see discussion pertaining to
Item 3 on the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company, filed with the SEC, which description is incorporated herein by reference.

PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma Consolidated Condensed Balance Sheet is based on combining the historical consolidated Balance Sheet for HomeGold at December 31, 1999 with the historical combined balance sheet of HomeSense at December 31, 1999, adjusting for the issuance of additional shares and preferred stock expected to be issued in the merger.

         The unaudited pro forma Consolidated Capitalization is based on combining the historical consolidated capitalization of HomeGold at December 31, 1999 with the historical combined capitalization of HomeSense at December 31, 1999, adjusting for the issuance of additional shares and preferred stock expected to be issued in the merger.

         The unaudited pro forma Consolidated Condensed Statement of Operations is based on combining the historical consolidated Statement of Operations for HomeGold for the year ended December 31, 1999 with the historical combined Statement of Operations of HomeSense for the twelve months ended December 31, 1999. Historical earnings of HomeSense, which has a March 31 fiscal year, have been adjusted to reflect a December 31 fiscal year end by adding the preceding three month period to the nine months ended December 31, 1999.

         The Merger will be accounted for under the purchase method of accounting, and pro forma data are derived in accordance with such method.

         The pro forma data do not, given the operational and market overlap between HomeGold and HomeSense, reflect any potential benefits from potential cost savings or synergies expected to be achieved following the Merger.

         The unaudited pro forma Consolidated Condensed Financial Statements for December 31, 1999 differ from the presentation shown in the Company's Definitive Proxy Statement as the result of the changes incorporated by Amendment #2 to the Reorganization Agreement, whereby the issuance of preferred stock was reduced by
1.0 million shares, and a bonus is paid to Mr. Sheppard in lieu of dividends on the preferred stock.

         Information set forth below should be read in conjunction with such historical and pro forma financial statements and the notes thereto. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of actual results that would have been achieved had the Merger been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

         PRO FORMA CAPITALIZATION TABLE

                                                        March 31, 2000
                                             -------------------------------------
                                                                                        Purchase
                                                                                       Accounting           Pro Forma
                                                 HomeGold           HomeSense          Adjustments          Combined
                                             -----------------   -----------------   ----------------    ----------------
                                                          (Dollars in thousands, except per share amounts)
  Debt:
    Revolving warehouse lines of credit        $   35,179         $    28,913         $       --          $   64,092
    Operating line of credit                           --                 157                 --                 157
    Senior unsecured debt                          11,704                  --                 --              11,704
    Capital lease obligations                          --                 464                 --                 464
    Note payable                                       --               4,663                 --               4,663
                                             -----------------   -----------------   ----------------    ----------------
      Total debt                                   46,883              34,197                 --              81,080
                                             -----------------   -----------------   ----------------    ----------------

  Minority interest in subsidiaries                    10                  --                 --                  10

  Shareholder's equity:
    Series A Non-convertible Preferred stock           --                  --             10,000     (a)      10,000
    Common stock                                      509                  27                339     (b)         848
                                                                                             (27)    (c)
    Capital in excess of par value                 39,048               3,121              6,713     (b)      45,546
                                                                                          (3,121)    (c)
                                                                                            (588)    (d)
                                                                                             373     (e)
    Retained earnings (deficit)                   (41,578)                 --                 --     (c)     (41,578)
    Minority interest in affiliates                    --                (560)               560     (c)          --

                                             -----------------   -----------------   ----------------    ----------------
      Total Shareholders' equity                  (2,021)               2,588             14,249              14,816
                                             -----------------   -----------------   ----------------    ----------------
    Total Capitalization                       $   44,872         $    36,785         $   14,249          $   95,906
                                             =================   =================   ================    ================

(a)      To record issuance of Series A Non-convertible Preferred Stock.
(b)      To record issuance of Common Stock.
(c)      To eliminate shareholders' equity of HomeSense.
(d)      To record distribution to shareholder.
(e)      To record contribution from shareholder.

         PRO FORMA CAPITALIZATION TABLE

                                                      December 31, 1999
                                             -------------------------------------
                                                                                        Purchase
                                                                                       Accounting           Pro Forma
                                                 HomeGold           HomeSense          Adjustments          Combined
                                             -----------------   -----------------   ----------------    ----------------
                                                          (Dollars in thousands, except per share amounts)
  Debt:
    Revolving warehouse lines of credit        $   17,808         $    42,709         $       --          $   60,517
    Operating line of credit                           --               2,434                 --               2,434
    Senior unsecured debt                          12,134                  --                 --              12,134
    Capital lease obligations                          --                 951                 --                 951
    Note payable                                       --               2,469                 --               2,469
                                             -----------------   -----------------   ----------------    ----------------
      Total debt                                   29,942              48,563                 --              78,505
                                             -----------------   -----------------   ----------------    ----------------

  Minority interest in subsidiaries                    13                  --                 --                  13

  Shareholder's equity:
    Series A Non-convertible Preferred stock           --                  --             10,000     (a)      10,000
    Common stock                                      507                  38                339     (b)         846
                                                                                                     (c)
                                                                                          (38)
    Capital in excess of par value                 39,028               1,780               6,781    (b)      45,809
                                                                                          (1,780)    (c)


    Retained earnings (deficit)                   (31,691)              (628)                 628    (c)     (31,691)
    Minority interest in affiliates                    --                 509               (509)    (c)          --

                                             -----------------   -----------------   ----------------    ----------------
      Total Shareholders' equity                    7,844               1,699             15,421              24,964

                                             -----------------   -----------------   ----------------    ----------------
    Total Capitalization                       $   37,799         $    50,262         $   15,421          $  103,482
                                             =================   =================   ================    ================

(a)      To record issuance of Series A Non-convertible Preferred Stock.
(b)      To record issuance of Common Stock.
(c)      To eliminate shareholders' equity of HomeSense.
(d)      To record distribution to shareholder.
(e)      To record contribution from shareholder.

              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                                       March 31, 2000
                                            -------------------------------------
                                                                                          Purchase
                                                                                         Accounting               Pro Forma
                                               HomeGold            HomeSense             Adjustments              Combined
                                            ----------------    -----------------    --------------------    --------------------
                                                              (Dollars in thousands, except per share amounts)
Assets:
  Cash and cash equivalents                  $       13,135       $          754       $             373  (i)  $          14,262
  Restricted cash                                     5,338                1,000                      --                   6,338
  Loans receivable, net                              78,568               28,691                      --                 107,259
  Accrued interest receivable                         1,374                   --                      --                   1,374
  Other receivables                                  11,923                6,288                  (4,000) (a)             13,623
                                                                                                   (588)  (h)
  Residual receivables, net                          46,576                   --                      --                  46,576
  Property and equipment, net                        16,589                4,925                      --                  21,514
  Real estate acquired through foreclosure            6,784                   --                      --                   6,784
  Excess of cost over net assets of
     acquired businesses, net                         1,543                   --                     750  (b)              8,757
                                                                                                   6,464  (c)
  Debt origination costs                              1,378                   --                      --                   1,378
  Deferred income tax asset, net                     12,000                   --                   8,000  (d)             20,000
  Servicing asset                                       812                   --                      --                     812
  Other assets                                        3,300                  793                      --                   4,093
                                            ----------------     ----------------     -------------------     -------------------
     Total assets                            $      199,320       $       42,451       $          10,999       $         252,770
                                            ================     ================     ===================     ===================

Liabilities and shareholders' equity:
Liabilities:
  Revolving warehouse lines of credit        $       35,179       $       28,913       $              --       $          64,092
  Operating lines of credit                              --                  157                      --                     157
  Notes payable                                          --                4,663                      --                   4,663
  Capital lease obligations                              --                  464                      --                     464
  Investor savings                                  148,591                   --                      --                 148,591
  Senior unsecured debt                              11,704                   --                      --                  11,704
  Accounts payable and accrued expenses               4,951                5,666                     750  (b)              7,367
                                                                                                  (4,000) (a)
  Accrued interest payable                              666                   --                      --                     666
  Other liabilities                                     240                   --                      --                     240
                                            ----------------     ----------------     -------------------     -------------------
     Total liabilities                              201,331               39,863                  (3,250)                237,944
                                            ----------------     ----------------     -------------------     -------------------

     Minority interest in subsidiaries                   10                   --                      --                      10

Total shareholders' equity                           (2,021)               2,588                  10,000  (e)             14,816
                                                                                                  (2,588) (f)
                                                                                                   7,052  (g)
                                                                                                    (588) (h)
                                                                                                     373  (i)

                                            ----------------     ----------------     -------------------     -------------------
Total liabilities and shareholders' equity   $      199,320       $       42,451       $          10,999       $         252,770
                                            ================     ================     ===================     ===================

(a)      To record note receivable from Mr. Sheppard.
(b)      To record the estimated cost of the transaction.
(c)      To record excess of cost over net assets acquired.
(d)      To record reduction in reserves against deferred tax asset.
(e)      To record issuance of Series A Non-convertible Preferred Stock.
(f)      To eliminate shareholders' equity of HomeSense.
(g) To record issuance of Common Stock, based on $1.04 per share, arrived at utilizing the average closing price for the 60-day period ending May 8, 2000.
(h)      To record distribution to shareholder.
(i)      To record contribution from shareholder.

              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                                     December 31, 1999
                                            -------------------------------------
                                                                                          Purchase
                                                                                         Accounting               Pro Forma
                                               HomeGold            HomeSense             Adjustments              Combined
                                            ----------------    -----------------    --------------------    --------------------
                                                              (Dollars in thousands, except per share amounts)
Assets:
  Cash and cash equivalents                  $       26,009       $        1,224       $              --       $          27,233
  Restricted cash                                     5,314                1,000                      --                   6,314
  Loans receivable, net                              56,614               42,542                      --                  99,156
  Accrued interest receivable                         1,423                   --                      --                   1,423
  Other receivables                                   8,520                1,744                   4,000  (a)             14,264
  Residual receivables, net                          47,770                   --                      --                  47,770
  Property and equipment, net                        17,160                4,931                      --                  22,091
  Real estate acquired through foreclosure            7,673                   --                      --                   7,673
  Excess of cost over net assets of                                                                  750  (b)
     acquired businesses, net                         1,566                   --                   3,421  (c)              5,737
  Debt origination costs                              1,658                   --                      --                   1,658
  Deferred income tax asset, net                     12,000                   --                   8,000  (d)             20,000
  Servicing asset                                       867                   --                      --                     867
  Other assets                                        2,163                  519                      --                   2,682
                                            ----------------     ----------------     -------------------     -------------------
     Total assets                            $      188,737       $       51,960       $          16,171       $         256,868
                                            ================     ================     ===================     ===================

Liabilities and shareholders' equity:
Liabilities:
  Revolving warehouse lines of credit        $       17,808       $       42,709       $              --       $          60,517
  Operating lines of credit                              --                2,434                      --                   2,434
  Notes payable                                          --                2,469                      --                   2,469
  Capital lease obligations                              --                  951                      --                     951
  Investor savings                                  144,775                   --                      --                 144,775
  Senior unsecured debt                              12,134                   --                      --                  12,134
  Accounts payable and accrued expenses               5,198                1,698                     750  (b)              7,646
  Accrued interest payable                              845                   --                      --                     845
  Other liabilities                                     120                   --                      --                     120
                                            ----------------     ----------------     -------------------     -------------------
     Total liabilities                              180,880               50,261                     750                 231,891
                                            ----------------     ----------------     -------------------     -------------------

     Minority interest in subsidiaries                   13                   --                      --                      13

Total shareholders' equity                            7,844                1,699                  10,000  (e)             24,964
                                                                                                  (1,699) (f)
                                                                                                   7,120  (g)
                                            ----------------     ----------------     -------------------     -------------------
Total liabilities and shareholders' equity   $      188,737       $       51,960       $          16,171       $         256,868
                                            ================     ================     ===================     ===================

(a)      To record note receivable from Mr. Sheppard.
(b)      To record the estimated cost of the transaction.
(c)      To record excess of cost over net assets acquired.
(d)      To record reduction in reserves against deferred tax asset.
(e)      To record issuance of Series A Non-convertible Preferred Stock.
(f)      To eliminate shareholders' equity of HomeSense.
(g) To record issuance of Common Stock, based on $1.04 per share, arrived at utilizing the average closing price for the 60-day period ending May 8, 2000.

         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                Three months ended
                                                                  March 31, 2000
                                                          --------------------------------
                                                                                                 Purchase
                                                                                                Accounting          Pro Forma
                                                            HomeGold         HomeSense          Adjustments         Combined
                                                          --------------   ---------------     --------------     --------------
                                                                    (Dollars in thousands, except per share amounts)
Revenues:
  Interest income                                         $       1,927    $            5       $         --       $      1,932
  Servicing income                                                2,004                --                 --              2,004
  Gain from origination and sale of loans, net                    2,286             7,702                 --              9,988
  Other revenues                                                    510                --                 --                510
                                                          --------------   ---------------     --------------    ---------------
    Total revenues                                                6,727             7,707                 --             14,434
                                                          --------------   ---------------     --------------    ---------------
Expenses:
  Interest                                                        4,003               812                 --              4,815
  Provision for credit losses                                       990                --                 --                990
  Costs on real estate and defaulted loans                        1,054                --                 --              1,054
  Fair market value adjustment on residual receivables            1,080                --                 --              1,080
  Salaries, wages and employee benefits                           4,912             3,916                200 (c)          9,028
  Advertising and business development costs                      1,841               837                 --              2,678
  Other general and administrative expenses                       2,813             1,193                 90 (a)          4,096
                                                          --------------   ---------------     --------------    ---------------
    Total expenses                                               16,693             6,758                290             23,741
                                                          --------------   ---------------     --------------    ---------------

    Income (loss) before income taxes, minority
          interest and extraordinary item                        (9,966)              949               (290)            (9,307)
Provision (benefit) for income taxes                                145                --                 --                145
                                                          --------------   ---------------     --------------    ---------------
     Income (loss) before minority interest and
           extraordinary item                                   (10,111)              949               (290)            (9,452)
Minority interest in (earnings) loss of subsidiaries                 (1)              (51)                51 (b)             (1)
                                                          --------------   ---------------     --------------    ---------------
     Income (loss) before extraordinary item                    (10,112)              898               (239)            (9,453)
Extraordinary item-gain on extinguishment of debt,
            net of $0 tax                                           226                --                 --                226
                                                          --------------   ---------------     --------------    ---------------
     Net income                                           $      (9,886)   $          898       $       (239)      $     (9,227)
                                                          ==============   ===============     ==============    ===============

Dividends on Series A Non-convertible Preferred Stock                --                --                 --                 --
                                                          --------------   ---------------     --------------    ---------------
     Net income available to common shareholders          $      (9,886)   $          898       $       (563)      $     (9,227)
                                                          ==============   ===============     ==============    ===============

Basic earnings (loss) per share of common stock (d):
     Income (loss) before extraordinary item              $       (0.99)                                           $      (0.55)
     Extraordinary item, net of taxes                              0.02                                                    0.01
                                                          --------------                                         ---------------
     Net income                                           $       (0.97)                                           $      (0.54)
                                                          ==============                                         ===============

(a)      To record amortization of goodwill.

(b) To eliminate HomeSense minority interest due to acquisition of 100% of the stock.

(c)      To record quarterly bonus.

(d) Basic and fully diluted shares are the same due to anti-dilutive effect of common stock equivalents. The earnings (loss) per share reflected is prior to consideration of the dividends on the Series A Non-convertible Preferred Stock.

         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                           Year ended December 31, 1999
                                                          --------------------------------
                                                                                                 Purchase
                                                                                                Accounting          Pro Forma
                                                            HomeGold         HomeSense          Adjustments         Combined
                                                          --------------   ---------------     --------------     --------------
                                                                    (Dollars in thousands, except per share amounts)
Revenues:
  Interest income                                         $       8,286    $          111       $         --       $      8,397
  Servicing income                                                9,813                --                 --              9,813
  Gain from origination and sale of loans, net                    9,529            23,697                 --             33,226
  Other revenues                                                  1,609                --                 --              1,609
                                                          --------------   ---------------     --------------    ---------------
    Total revenues                                               29,237            23,808                 --             53,045
                                                          --------------   ---------------     --------------    ---------------

Expenses:
  Interest                                                       16,338             2,120                 --             18,458
  Provision for credit losses                                     3,339               200                 --              3,539
  Costs on real estate and defaulted loans                        3,018                --                 --              3,018
  Fair market value adjustment on residual receivables            3,327                --                 --              3,327
  Salaries, wages and employee benefits                          20,359            14,359                800 (d)         35,518
  Advertising and business development costs                      4,804             3,247                 --              8,051
  Other general and administrative expenses                      13,123             4,273                254 (b)         17,650
                                                          --------------   ---------------     --------------    ---------------
    Total expenses                                               64,308            24,199              1,054             89,561
                                                          --------------   ---------------     --------------    ---------------

    Income (loss) before income taxes, minority
          interest and extraordinary item                       (35,071)            (391)            (1,054)            (36,516)
Provision (benefit) for income taxes                             (7,394)               --                 --             (7,394)
                                                          --------------   ---------------     --------------    ---------------
     Income (loss) before minority interest and
           extraordinary item                                   (27,677)            (391)            (1,054)            (29,122)
Minority interest in (earnings) loss of subsidiaries                 (8)            (217)               217  (c)             (8)
                                                          --------------   ---------------     --------------    ---------------
     Income (loss) before extraordinary item                    (27,685)            (608)                               (29,130)
                                                                                                       (837)
Extraordinary item-gain on extinguishment of debt,
            net of $0 tax                                        29,500                --                 --             29,500
                                                          --------------   ---------------     --------------    ---------------
     Net income                                           $       1,815    $        (608)       $                  $        370
                                                                                                       (837)
                                                          ==============   ===============     ==============    ===============

Dividends on Series A Non-convertible Preferred Stock                --                --                 --                 --

                                                          --------------   ---------------     --------------    ---------------
     Net income available to common shareholders          $       1,815    $        (608) (a)   $      (837)       $        370
                                                          ==============   ===============     ==============    ===============

Basic earnings (loss) per share of common stock (e):
     Income (loss) before extraordinary item              $       (2.78)                                           $      (1.74)
     Extraordinary item, net of taxes                              2.96
                                                                                                                        1.76
                                                          --------------                                         ---------------
     Net income                                           $        0.18                                            $
                                                                                                                        0.02
                                                          ==============                                         ===============

(a) For the nine month period ended December 31, 1999, HomeSense changed the method of accounting for loan sales to record the gain on sale and related loan fee income on the settlement date of the sale rather than accruing the estimated sale income at the time of origination.

(b) To record amortization of goodwill.

(c) To eliminate HomeSense minority interest due to acquisition of 100% of the stock.

(d) To record quarterly bonus.

(e) Basic and fully diluted shares are the same due to anti-dilutive effect of common stock equivalents. The earnings (loss) per share reflected is prior to consideration of the dividends on the Series A Non-convertible Preferred Stock.

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

         The Company's strategy for 2000 is to sell its loans within one month of production. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of March 31, 2000.

         The Company's interest rate hedging strategy, when initiated, may include shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. No interest rate hedging strategy is currently in place or anticipated.

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

         As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would result in a negative impact on projected earnings of $3.5 million and $1.4 million computed as of March 31, 2000 and December 31, 1999, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale. The impact shown as of March 31, 2000 is much greater than the impact shown at December 31, 1999 due to the increased pro forma loans receivable on the balance sheet relating to the merger with HomeSense. The Company's earnings projection as of March 31, 2000 and December 31, 1999 assuming an immediate reduction of 100 basis points in market rates would result in a positive impact on projected earnings of $3.2 million and $893,000, respectively. A significant portion of the positive impact results from the Company's assumption that it would be selling a significant number of loans in subsequent periods. These loans would be at premium coupon rates in comparison to the lower market interest rates, and would bring higher sale premiums in the secondary market. The impact shown as of March 31, 2000 is much greater than the impact shown at December 31, 1999 due to the increased pro forma loans receivable on the balance sheet relating to the merger with HomeSense.

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

                           PART II. OTHER INFORMATION

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                      On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") that pursuant to the Asset Purchase Agreement dated October 2, 1998, a loan for approximately $1.1 million was allegedly not made by the Company in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee. While management does not believe the Company has any liability relating to this claim and the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this time.

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

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. Since that time, three similar and related suits have been filed in North Carolina. The suits were filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). The plaintiffs in these suits are seeking unspecified monetary damages. As to the Company's subsidiary, the complaints allege participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification in any case, and the Company intends to contest the cases vigorously. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss.

                      On April 4, 2000 the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $355,865.80 allegedly due under copier equipment leases. While management does not believe the Company has any liability relating to this claim, and while the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this early stage.

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

Item 2.           Changes in Securities
                      On April 28, 2000, the shareholders of the Company approved amendments to the Company's Articles of Incorporation (1) reducing the par value of the Company's common stock from $0.05 to $0.001, (2) providing that no shareholder shall have a right to cumulate votes with respect to the election of directors and (3) authorizing the issuance of up to 20,000,000 shares of "blank check" preferred stock.

                      In connection with consummation of the Merger of HomeSense into HomeGold, Inc. the Company's Board of Directors designated 15,300,000 shares of the "blank check" preferred stock as Series A Non-convertible Preferred Stock with a par value of $1.00 per share. For a description of the terms of the Series A Non-Convertible Preferred Stock and the effect of such terms on the Company's common stock see "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger - Summary of the Merger - Principal terms of the Series A Non-convertible Preferred Stock" which description is incorporated herein by reference. The Company issued 6,780,944 shares of its common stock and 10,000,000 shares of its Series A Non-convertible Preferred Stock to the shareholders of HomeSense in exchange for all of the outstanding stock of HomeSense. The Company issued these securities without registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

                      In connection with the consummation of the Merger on May 9, 2000, the Company issued a warrant to purchase 250,000 shares of its common stock at an exercise price of $1.50 per share to Raymond James and Associates, Inc. in partial consideration for the delivery to the Company of a fairness opinion regarding the Merger. The warrant was exercisable on issuance, expires five years from the date of issuance and is transferable. The Company issued the warrant without registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

                      Also in connection with the Merger on May 9, 2000, the Company issued a non-transferable option to purchase 825,423 shares of its common stock at $1.75 per share to Ronald J. Sheppard, the pre-Merger owner of most of the shares of the stock of HomeSense, in connection with his entry into employment by the Company as its President and Chief Executive Officer. The option granted to Mr. Sheppard is intended to prevent his ownership of the Company's common stock from being diluted by the exercise by third parties of certain other outstanding options and warrants, including the warrant issued to Raymond James and Associates, Inc. (the "Other Options"). If any Other Options are exercised, Mr. Sheppard's option vests with respect to 67 shares of the Company's common stock for every 100 shares received upon exercise of Other Options, and Mr. Sheppard has 180 days from the vesting date in which to exercise his option with respect to those shares. If any Other Options lapse, Mr. Sheppard's option lapses with respect to 67 shares for every 100 shares of Other Options that lapse. The Company issued these securities without registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3.           Defaults Upon Senior Securities
                      None

Item 4.           Submission of Matters to a Vote of Security Holders

                      The shareholders of the Company voted on the election of directors and 6 other proposals at the Annual Meeting of Shareholders on April 28, 2000.

                      1.   Election of Directors. Approved.

                                                        For           Withheld
                      Tecumseh Hooper, Jr            9,273,542        156,015
                      J. Robert Philpott, Jr.        9,263,922        165.635
                      John M. Sterling, Jr.          9,273,542        156,015
                      Ronald J. Sheppard             9,269,896        159,661
                      Jan Sirota                     9,277,254        152,303
                      Clarence Bauknight             9,277,254        152,303
                      Porter Rose                    9,273,542        156,015

                      2. Proposal to amend the Company's 1995 Employee and Officer Stock Option Plan to increase the number of shares authorized for grant by 500,000. Approved.

                                For                                6,995,698
                                Against                              423,597
                                Abstained                             46,045
                                Broker non-votes                   1,964,217

                      3. Proposal to approve the Reorganization Agreement Between HomeGold and HomeSense Financial Corp., and Affiliated Companies (including the Plan of Merger set forth therein) and the issuance of 6,780,944 shares of common stock, 11,000,000 shares of Series A non-convertible, preferred stock, a warrant to purchase 250,000 shares of common stock of HomeGold, and options to purchase 825,423 shares of common stock. Approved.

                                For                                7,302,397
                                Against                              144,130
                                Abstained                             18,813
                                Broker non-votes                   1,964,217

                      4. Proposal to approve an amendment to the Company's Articles of Incorporation to authorize issuance of 20,000,000 shares of "Blank Check" preferred stock. Approved.

                                For                                6,951,135
                                Against                              473,132
                                Abstained                             41,073
                                Broker non-votes                   1,964,217

                      5. Proposal to amend the Company's Employee Stock Purchase Plan to increase by 400,000 shares the number of shares authorized for issuance under the plan to a total of 600,000 shares. Approved.

                                For                                7,117,625
                                Against                              324,783
                                Abstained                             22,932
                                Broker non-votes                   1,964,217

                      6. The proposal to amend the Company's Articles of Incorporation to provide that no shareholder shall have a right to cumulate votes with respect to the election of directors (the "Cumulative Vote Amendment"). Approved.

                                For                                6,817,903
                                Against                              586,522
                                Abstained                             60,915
                                Broker non-votes                   1,964,217

                      7. The proposal to reduce the par value of the common stock from $0.05 per share to $0.001 per share. Approved.

                                For                                6,994,358
                                Against                              411,697
                                Abstained                             59,285
                                Broker non-votes                   1,964,217

Item 5.           Other Information
                      Until April 28, 2000, the Company's common stock was traded on the NASDAQ National Market under the symbol "HGFN". On April 28, 2000, the Company's common stock was delisted from the Nasdaq National Market. See Item 6(b) Reports on Form 8-K which information is incorporated herein by reference. The Company's stock is currently traded on the Over the Counter Bulletin Board under the same symbol, HGFN.

                      The Company filed a report on Form 8-K dated April 20, 2000 to disclose Nasdaq's intention to delist the Company's stock. In connection with the proposed merger with HomeSense Financial Corp., the Nasdaq staff believes that the proposed merger will result in a change of control and change in financial structure. As such, under Marketplace Rule 4430(f), the surviving company, HomeGold Financial, Inc. (the "Company" or "HomeGold"), will be required to submit an initial application and meet all initial Nasdaq National Market inclusion criteria. However, based on a review of the Company, the Nasdaq staff believes that the Company will not meet certain initial inclusion criteria. Accordingly, the staff has determined to delist HomeGold's securities from the Nasdaq National Market effective with the opening of business on April 28, 2000. Absent the HomeSense merger, HomeGold could have been delisted from Nasdaq for failure to meet the maintenance criteria for listing.

                      The following table sets forth the high and low closing sale prices of the common stock for the periods indicated, as reported by NASDAQ.



                                                                     High              Low
                                                                  ------------     ------------
                          YEAR ENDED DECEMBER 31, 1998
                          First Quarter                           $     14.50      $      7.50
                          Second Quarter                          $      9.50      $      3.25
                          Third Quarter                           $      5.25      $      2.00
                          Fourth Quarter                          $      1.81      $      0.44

                          YEAR ENDED DECEMBER 31, 1999
                          First Quarter                           $      2.22      $      0.34
                          Second Quarter                          $      1.94      $      1.06
                          Third Quarter                           $      1.50      $      0.97
                          Fourth Quarter                          $      1.25      $      0.63

                          YEAR ENDED DECEMBER 31, 2000
                          First Quarter                           $      1.38       $     1.06

                      On April 28, 2000, the closing price for the Company's common stock was $0.88. As of April 30, 2000, the Company had 10,171,416 outstanding shares of common stock held by 850 stockholders of record.

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

                      In conjunction with the Company's merger with HomeSense, the Company's President, Keith B. Giddens, the Company's Chief Operating Officer, John W. Crisler, and the Company's Executive Vice President- Structured Finance, Laird Minor, have resigned.

                      INFORMATION REQUIRED TO BE REPORTED UNDER ITEM 2 OF
                      FORM 8-K

                      On May 9, 2000, the Company consummated the acquisition of HomeSense by Merger of HomeSense with and into the Company's subsidiary HomeGold, Inc. In connection with the Merger, HomeSense shareholders received 6,780,944 shares of the Company's common stock (valued at $1.04 per share, using the average closing price over the 60-day period preceding the merger date) and 10,000,000 shares of the Company's Series A Convertible Preferred Stock, par value $1.00 per share (valued at par value) in exchange for all of the outstanding stock of HomeSense, and HomeGold, Inc. succeeded to certain of the debts of HomeSense. Ronald J. Sheppard, the president and principal shareholder of HomeSense, was hired as President and Chief Executive Officer of the Company in connection with which he received an option to purchase 825,423 shares of the Company's common stock at $1.75 per share subject to certain conditions. Prior to the Merger, the Company loaned HomeSense $4,000,000, which HomeSense in turn loaned to Mr. Sheppard. Upon consummation of the Merger, Mr. Sheppard gave HomeGold, Inc. a $5,700,000 note evidencing this indebtedness and an additional $1,700,000 indebtedness to HomeSense previously incurred. The total consideration paid in the Merger was the result of negotiations between the parties as to the value of the Merger to each party thereto. HomeSense was engaged in substantially the same business as the Company, and physical property acquired with HomeSense in the Merger will continue to be used in such business. For further information about the Merger see "Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger" which information is incorporated herein by reference.

                      The entities comprising HomeSense are as follows:

                      HomeSense Financial Corp.
                      EMMCO The Mortgage Service Station Inc.
                      Doc-Write, Inc.
                      Columbia Media Corp.
                      EMC Holding Corp.
                      EMC Training Corp.
                      EMC Underwriting Corp.
                      EMMCO The Mortgage Service Station of Alabama Inc. EMMCO The Mortgage Service Station of Texas Inc. Equitable Mortgage Corp. of Charleston
                      Equitable Mortgage Corp. of Charlotte
                      Equitable Mortgage Loan Center Corp.
                      Equitable Mortgage Management Corp.
                      HomeSense Financial Corp. of Alabama
                      HomeSense Financial Corp. of Baton Rouge
                      HomeSense Financial Corp. of Jackson
                      HomeSense Financial Corp. of Little Rock
                      HomeSense Financial Corp. of Memphis
                      HomeSense Financial Corp. of Orlando
                      HomeSense Financial Corp. of Savannah
                      Mortgage Avenue, Corp.

                      The financial statements of HomeSense will be filed by amendment within 60 days after May 24, 2000. For pro forma financial information required by Item 7(b) of Form 8-K see "Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - The Merger - Pro Forma Financial Information" which information is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K
                    a)      Exhibits

                           2.1 Amendment #2 to Reorganization Agreement dated May 1, 2000.
                           2.2 Amendment #3 to Reorganization Agreement dated May 9, 2000.
                           3.1.1 Articles of Amendment to Articles of Incorporation of the Company filed with the South Carolina
                                             Secretary of State on May 9, 2000
                                             reducing par value of common stock
                                             from $0.05 per share to $0.001 per
                                             share, eliminating cumulative
                                             voting with respect to election of
                                             directors and authorizing issuance
                                             of up to 20,000,000 shares of blank
                                             check preferred stock.
                           3.1.2 Articles of Amendment to Articles of Incorporation of the Company filed with the South Carolina
                                             Secretary of State on May 9, 2000
                                             containing Certificate of
                                             Designation of Series A
                                             Non-convertible Preferred Stock of
                                             the Company.
                           10.1              See exhibits 2.1 and 2.2.
                           10.2.1 Amendment to the Company's 1995 Employee and Officer Stock Option Plan increasing number of shares authorized for grant by 500,000 to a total of 1,466,667 shares.
                           10.2.2 Amendment to the Company's 1995 Employee and Officer Stock Option Plan increasing number of shares authorized for grant by 500,000 to a total of 1,966,667 shares.
                           10.3.1 Fourth Amendment dated May 2, 2000, to Mortgage Loan Warehousing
                                             Agreement dated June 30, 1998 as
                                             amended, by and among HomeGold,
                                             Inc., Carolina Investors, Inc., the
                                             Financial Institutions Party
                                             thereto, and The CIT Group/Business
                                             Credit, Inc. as administrative
                                             agent.
                           10.3.2 Amendment No. 1 dated May 2, 2000, to Security Agreements dated June 30, 1998 of HomeGold, Inc. and Carolina Investors, Inc.
                           10.4.1            $40,000,000 Warehousing Line
                                             Revolving Credit Agreement by and
                                             between HomeGold, Inc. and
                                             Household Commercial Financial
                                             Services, Inc. dated as of May 2,
                                             2000.
                           10.4.2 Security Agreement dated May 2, 2000 of HomeGold, Inc., the other entities listed on the signature pages thereto and Household
                                             Commercial Financial Services, Inc.

                           10.4.3 Guaranty dated May 2, 2000 of HomeGold Financial, Inc. and certain of its subsidiaries.
                           10.5 Severance Agreement dated April 28, 2000 between the Company and Keith
                                             B. Giddens.
                           10.6 Severance Agreement dated May 12, 2000 between the Company and John
                                             W. Crisler.
                           10.7 Form of Severance Agreement between the Company and employees listed in the schedule therewith.
                           10.8 Employment Agreement dated May 9, 2000 between the Company and Ronald
                                             J. Sheppard.
                           10.9 Mutual Indemnity Agreement dated May 9, 2000 between Ronald J.
                                             Sheppard and the Company.
                           10.10 Registration Rights Agreement dated May 9, 2000 between the Company and the individuals listed on Schedule 1 thereto.
                           10.11             Form of Stock Restriction
                                             Agreement.
                           27.1              Financial Data Schedule.

                      b)     Reports on Form 8-K
                             -------------------
                             NASDAQ delisting on 4/20/00 - The Company filed a report on Form 8-K dated April 20, 2000 to disclose Nasdaq's intention to delist the Company's stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HOMEGOLD FINANCIAL, INC.

Date:  May 12, 2000
                               By:     \s\ John M. Sterling, Jr.
                                       -----------------------------------------
                                       John M. Sterling, Jr.,
                                       Chairman of the Board




                               By:     \s\ Ronald J. Sheppard
                                       -----------------------------------------
                                       Ronald J. Sheppard,
                                       Chief Executive Officer and President




                               By:     \s\ Kevin J. Mast
                                       -----------------------------------------
                                       Kevin J. Mast,
                                       Executive Vice President, Chief Financial
                                          Officer, and Treasurer