Form 10-Q
period 2000-06-30
HOMEGOLD FINANCIAL INC
filed 2000-08-23
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of each Class:                                                     Outstanding at July 31, 2000
-------------------------------------------------                    -----------------------------------
Series A Non-convertible Preferred Stock, par value $1.00 per share             10,000,000
Common  Stock, par value $0.001 per share                                       16,785,330

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    Form 10-Q
                           Quarter Ended JUNE 30, 2000


                                      INDEX
                                      -----

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----
Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of June 30, 2000 and December 31, 1999                               3

                       Consolidated Statements of Operations
                           for the Six Months Ended June 30, 2000 and 1999
                           and for the Three Months Ended June 30, 2000 and 1999                   4

                       Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 2000 and 1999                         5

                       Consolidated Statements of Shareholders' Equity
                           for the Six Months Ended June 30, 2000 and 1999                         6

                       Notes to Consolidated Financial Statements                                  7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                           19

Item 3.             Disclosures About Market Risk                                                  29

PART II.            OTHER INFORMATION
--------            -----------------

Item 1.             Legal Proceedings                                                              30

Item 2.             Changes in Securities                                                          30

Item 3.             Defaults Upon Senior Securities                                                31

Item 4.             Submission of Matters to a Vote of Security Holders                            31

Item 5.             Other Information                                                              32

Item 6.             Exhibits and Reports on Form 8-K                                               34

                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,            December 31,
                                                                                              2000                  1999
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $        11,659       $        26,009
Restricted cash                                                                                   6,017                 5,314
Loans receivable                                                                                128,885                62,958
   Less allowance for credit losses on loans                                                     (4,275)               (6,344)
                                                                                        -----------------     -----------------
         Net loans receivable                                                                   124,610                56,614

Income taxes receivable                                                                             353                   461
Accrued interest receivable                                                                       1,796                 1,423
Other receivables                                                                                 7,419                 8,059
Residual receivable, net                                                                         56,259                47,770
Property and equipment, net                                                                      22,766                17,160
Real estate and personal property acquired through foreclosure                                    4,334                 7,673
Excess of cost over net assets of acquired businesses, net of accumulated
   amortization of $1,012 in 2000 and $748 in 1999                                               20,868                 1,566
Debt origination costs, net                                                                         343                 1,658
Deferred income tax asset, net                                                                   12,000                12,000
Servicing asset                                                                                     763                   867
Other assets                                                                                      2,392                 2,163
                                                                                        -----------------     -----------------
Total assets                                                                            $       271,579       $       188,737
                                                                                        =================     =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Liabilities:
   Revolving warehouse lines of credit                                                  $        92,925                17,808
    Other borrowings                                                                              3,795                    --

   Investor savings:
        Notes payable to investors                                                              127,859               127,065
        Subordinated debentures                                                                  25,960                17,710
                                                                                        -----------------     -----------------
           Total investor savings                                                               153,819               144,775

   Senior unsecured debt                                                                         11,579                12,134

   Other liabilities:
        Accounts payable and accrued liabilities                                                  5,722                 4,120
        Remittances payable                                                                       1,349                 1,078
        Income taxes payable                                                                        278                   120
        Accrued interest payable                                                                  1,343                   845
                                                                                        -----------------     -----------------
           Total other liabilities                                                                8,692                 6,163
                                                                                        -----------------     -----------------

Total liabilities                                                                               270,810               180,880

Minority interest                                                                                     7                    13

Shareholders' equity:
   Preferred stock , par value $1.00 per share- authorized 20,000,000 shares, issued
   and outstanding 10,000,000 shares at June 30, 2000 and 0 shares at December 31, 1999          10,000                     --
   Common stock, par value $.001 per share at June 30, 2000 and 0.05 at December 31,
   1999 10,149,629 - authorized 100,000,000 shares, issued and oustanding 16,785,330                 17                   507
   shares at June 30, 2000 and shares at December 31, 1999
   Capital in excess of par value                                                                46,628                39,028
   Note receivable from shareholder                                                              (5,801)                    --
   Retained earnings (deficit)                                                                  (50,082)               (31,691)
                                                                                        -----------------     -----------------

Total shareholders' equity                                                                          762                 7,844
Total liabilities and shareholders' equity                                              $       271,579               188,737
                                                                                        =================     =================

     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          For the Six Months Ended June 30,    For the Three Months Ended June 30,
                                                         ------------------------------------  ------------------------------------
                                                              2000              1999                 2000               1999
                                                         ---------------  -----------------    -----------------  -----------------
                                                                             (In thousands, except share data)
REVENUES:
   Interest income                                       $       5,606    $         4,956                3,679              1,618
   Servicing income                                              4,220              5,010                2,216              2,608
   Gain on sale of loans                                         4,944              4,389                3,090              3,216
   Loan fees, net                                                6,051              2,373                5,620              1,416
                                                         ---------------  -----------------    -----------------  -----------------
       Total revenue from loans and investments                 20,821             16,728               14,605              8,858

   Other revenues                                                  939                750                  429                354
                                                         ---------------  -----------------    -----------------  -----------------
       Total revenues                                           21,760             17,478               15,034              9,212
                                                         ---------------  -----------------    -----------------  -----------------

EXPENSES:
   Interest                                                      8,884              8,987                4,881              4,189
   Provision for (recapture of) credit losses                    1,642               (349)                 652               (430)
   Fair value write-down of residual receivable                  1,634                775                  555                828
   Salaries, wages and employee benefits                        12,868             10,903                7,955              5,232
   Business development costs                                    3,651              2,427                1,811              1,237
   Other general and administrative expenses                    11,453              8,207                7,587              4,126
                                                         ---------------  -----------------    -----------------  -----------------
       Total expenses                                           40,132             30,950               23,441             15,182
                                                         ---------------  -----------------    -----------------  -----------------

       Loss before income taxes, minority interest and
         extraordinary item                                    (18,372)           (13,472)              (8,407)            (5,970)
Provision for income taxes                                         335                620                  190                170
                                                         ---------------  -----------------    -----------------  -----------------

       Loss before minority  interest and  extraordinary       (18,707)           (14,092)              (8,597)            (6,140)
         item
Minority interest in (income) loss of subsidiaries                  (1)                (4)                   1                 (7)
                                                         ---------------  -----------------    -----------------  -----------------
          Loss before extraordinary item                       (18,708)           (14,096)              (8,596)            (6,147)
Extraordinary item-gain on extinguishment of debt,
   net of $0 tax                                                   318             21,227                   92              4,281
                                                         ---------------  -----------------    -----------------  -----------------
        Net income (loss)                                $     (18,390)   $         7,131      $        (8,504)   $        (1,866)
                                                         ===============  =================    =================  =================


Basic and diluted earnings (loss) per share of common
stock:
        Loss before extraordinary item                   $       (1.55)   $         (1.44)     $         (0.62)   $         (0.63)

        Extraordinary item, net of taxes                          0.03               2.16                 0.01               0.44
                                                         ---------------  -----------------    -----------------  -----------------
        Net income (loss)                                $       (1.52)   $          0.72      $         (0.61)   $         (0.19)
                                                         ===============  =================    =================  =================

Basic and diluted weighted average shares outstanding       12,056,931          9,809,798           13,943,164          9,827,228
                                                         ===============  =================    =================  =================

     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     For the Six Months Ended June 30,
                                                                                    ------------------------------------
                                                                                         2000                1999
                                                                                    ----------------    ----------------
                                                                                              (In thousands)
      OPERATING ACTIVITIES:
           Net income (loss)                                                         $      (18,390)    $         7,131
           Adjustments to reconcile net income (loss) to net cash used in operating activities:
                     Depreciation and amortization                                            1,606               1,386
                     Provision for (recapture of) credit losses on loans                      1,642                (349)
                     Gain on retirement of senior unsecured debt                               (318)            (21,227)
                     Loss on real estate acquired through foreclosure                           840               1,319
                     Fair value write-down of residual receivable                             1,634                 775
                     Loans originated with intent to sell                                  (286,436)           (117,364)
                     Proceeds from loans sold                                               203,223             102,573
                     Proceeds from securitization of loans                                   21,732              59,630
                     Other                                                                     (302)               (646)
                     Net changes in operating assets and liabilities                        (18,570)             (7,272)
                                                                                    ----------------    ----------------
            Net cash provided by (used in) operating activities                      $      (93,339)    $        25,956
                                                                                    ----------------    ----------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes                     $         (259)    $        (1,608)
           Principal collections on loans not sold                                           22,162              12,486
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                                     7,272               4,009
           Proceeds from sale of property and equipment                                          44                 141
           Purchase of property and equipment                                                   (34)               (432)
           Loan to shareholder                                                               (4,000)                  --
           Other                                                                             (4,671)             (2,145)
                                                                                    ----------------    ----------------
           Net cash provided by investing activities                                 $       20,514     $        12,451
                                                                                    ----------------    ----------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit                           $      367,968     $       111,853
           Payments on revolving warehouse lines of credit                                 (318,300)           (128,590)
           Retirement of senior unsecured debt                                                 (237)            (28,059)
           Net increase in notes payable to investors                                           794               2,800
           Net increase (decrease) in subordinated debentures                                 8,250               2,730
           Proceeds from issuance of common stock                                                --                 149
                                                                                    ----------------
           Net cash provided by (used in) financing activities                       $       58,475     $       (39,117)
                                                                                    ----------------    ----------------

           Net (decrease) in cash and cash equivalents                               $      (14,350)    $          (710)

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                               26,009              36,913
                                                                                    ----------------    ----------------
           End of period                                                             $       11,659     $        36,203
                                                                                    ================    ================

     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For The Six Months Ended June 30, 2000 and 1999

                                               Common Stock
                                          -----------------------                                     Note
                                                                        Capital in                 Receivable     Retained
                                            Shares                       Excess of    Preferred       from        Earnings
                                            Issued       Amount          Par Value      Stock      Shareholder    (Deficit)
                                          ------------  ---------   ------------  ----------   ------------  ------------

Balance at December 31, 1998                9,733,374   $    486    $    38,821   $      --    $        --    $  (33,506)
   Shares issued:
     Exercise of stock options                  2,000                         3          --             --            --
     Exercise of restricted stock options      65,159         --             --          --             --            --
     Employee Stock Purchase Plan                  --          3             24          --             --            --
     Officer/Director Compensation             44,118          3            116          --             --
     Other shares issued                         (332)        --                                                      --
   Net income                                      --         --             --          --             --         7,131
                                          ------------  ---------   ------------  ----------   ------------  ------------

Balance at June 30, 1999                    9,844,319        492         38,964          --             --       (26,375)






Balance at December 31, 1999               10,149,629        507         39,028          --             --       (31,691)
  Change in par from $0.05 to $0.001                        (490)           490          --             --
    Shares issued:
     Employee Stock Purchase Plan              21,787          1             20          --             --            --
     Officer/Director Compensation             61,540          3             45          --             --            --
     Share Cancellation                      (228,570)       (11)
     Shares issued in HomeSense Merger      6,780,944          7          7,045          --             --
     Shares issued in HomeSense Merger                                               10,000             --
     Note Receivable from Shareholder                                                    --         (5,801)
     Other                                                    --             --          --             --            --
   Net income                                      --         --             --          --             --       (18,391)
                                          ------------  ---------   ------------  ----------   ------------  ------------

Balance at June 30, 2000                   16,785,330   $     17    $    46,628   $  10,000    $    (5,801)   $  (50,082)

                                          ============  =========   ============  ==========   ============  ============

                                                  Total
                                              Shareholders'
                                                  Equity
                                          ---------------

Balance at December 31, 1998              $        5,801
   Shares issued:
     Exercise of stock options                         3
     Exercise of restricted stock options             --
     Employee Stock Purchase Plan                     27
     Officer/Director Compensation                   119
     Other shares issued
   Net income                                      7,131
                                          ---------------

Balance at June 30, 1999                          13,081




Balance at December 31, 1999                       7,844
  Change in par from $0.05 to $0.001                  --
    Shares issued:
     Employee Stock Purchase Plan                     21
     Officer/Director Compensation                    48
     Share Cancellation                              (11)
     Shares issued in HomeSense Merger             7,052
     Shares issued in HomeSense Merger            10,000
     Note Receivable from Shareholder             (5,801)
     Other                                            --
   Net income                                    (18,391)
                                          ---------------

Balance at June 30, 2000                  $          762

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

         The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations for the six-month and three-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

NOTE 2--MERGER WITH HOMESENSE FINANCIAL CORP.

         On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. HomeSense is a specialized mortgage company that originates and sells mortgage loans in the sub-prime mortgage industry, whose principal loan product is a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originates its loan volume through a direct retail branch network of eight offices, as well as through centrally provided telemarketing leads, direct mail, and television advertising.

         As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.5 million of goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.

         The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                                      For the Six Months Ended June 30,
                                                                     ------------------------------------
                                                                          2000                1999
                                                                     ----------------    ----------------
                                                                                (In thousands)
      Revenue                                                         $    31,682         $    28,064
      Income before extraordinary items                                   (19,426)            (14,571)
      Net income                                                          (18,584)              6,334
      Earnings per share                                                    (1.24)               0.38

The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--CASH FLOW INFORMATION

         For the six-month periods ended June 30, 2000 and 1999, the Company paid interest of $8.4 million and $10.7 million, respectively.

         For the six-month periods ended June 30, 2000 and 1999, the Company paid income taxes of $177,000 and $1.1 million, respectively.

         For the six-month periods ended June 30, 2000 and 1999, the Company foreclosed on property in the amount of $1.9 million and $2.3 million, respectively.

         During the six months ended June 30, 2000 in connection with the HomeSense merger the following non cash items were recorded:

                                                                 (In thousands)

      Loans receivable                                           $   29,244
      Property and equipment, net                                     5,800
      Goodwill                                                       19,500
      Revolving warehouse lines of credit                            29,244
      Preferred stock                                                10,000
      Common stock                                                        7
      Capital in excess of par value                                  7,045

NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank, as well as other short-term investments in a money manager fund of the bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2000, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $12.3 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments readily convertible to cash or having an original maturity of three months or less to be cash equivalents.

         The Company maintains an investment account with a trustee relating to representations and warranties in connection with the sale of the small-business loan unit. This account is shown as restricted cash, and is invested in overnight investments or short-term U.S. Treasury Securities. Additional restricted cash is maintained as part of the Company's primary checking account relationship with one principal bank.

NOTE 5--RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. Total mortgage loans securitized in 2000 and 1999 were $41.6 million and $59.6 million, respectively.

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

         In 2000, the Company completed a securitization transaction in the second quarter. The Company securitized $41.6 million of loans substantially at par value. This securitization consisted primarily of mortgage loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         Prior to the Company's merger with HomeSense, the Company had a $100 million revolving warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. The credit facility bears interest at prime rate plus 0.75% and matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that require a minimum availability of $10.0 million on the line of credit and covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends, minimum CII Notes outstanding, and loans and advances by HGI and CII to the Company. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the CIT line of credit were modified to reduce the maximum commitment to $50 million. The agreement stipulates incremental decreases in the maximum commitment, based on certain criteria, to $25 million at December 31, 2000. At June 30, 2000, the maximum commitment was $47 million. The maturity date, rates of interest, advance rates, and collateral requirements remain unchanged. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $33.7 million at June 30, 2000 and $18.9 million at December 31, 1999. Therefore, after considering the outstanding borrowings under the line of credit of $33.1 million and $17.8 million, respectively, the Company had $600,000 and $1.1 million, respectively, of immediate availability under this agreement on June 30, 2000 and December 31, 1999, based on its existing borrowing base.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the Prime rate plus .25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement matures on April 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base would have allowed a maximum borrowing level based on eligible collateral of $40.1million at June 30, 2000. Therefore, after considering the outstanding borrowings under the line of credit of $35.6 million, the Company had $4.5 million of immediate availability under this agreement at June 30, 2000.

         Prior to the merger, HomeSense negotiated a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The facility bears interest at the Prime rate plus .75%. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. At June 30, 2000, the Company had outstanding purchased mortgages of $24.2 million.

         The Company believes that it is currently in compliance with the loan covenants included in its warehouse lines of credit and its revolving purchase facility.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. Monthly principal and interest payments are payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note matures on November 2, 2000, and bears interest at the Prime rate plus .25%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a piece of investment property.

NOTE 7--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In the six months ended June 30, 2000 and in fiscal 1999, the Company purchased $555,000 and $74.5 million, respectively, in aggregate principal amount of its Senior Notes in open market transactions. As a result of these repurchases, the Company recorded an extraordinary gain on extinguishment of debt of $92,000 in the second quarter of 2000, and $4.3 million in the second quarter of 1999. For the six months ended June 30, 2000 and the year ended December 31, 1999, the Company recognized $318,000 and $29.5 million, respectively, of extraordinary gains from extinguishment of debt. Remaining Senior Notes outstanding as of June 30, 2000 totaled $11.6 million.

         The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. No existing debt of any of the existing subsidiaries, other than the CII subordinated debentures, is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both June 30, 2000 and December 31, 1999, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at June 30, 2000 consist of the following wholly-owned subsidiaries of the Company:

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

         As of June 30, 2000 and December 31, 1999, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                    Wholly-      Combined
                                                                     Owned          Non-
                                                      Parent       Guarantor      Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
                      ------

Cash and cash equivalents                           $     209     $   11,449     $        1     $        --    $    11,659
Restricted cash                                         5,017          1,000             --              --          6,017

Loans receivable:
   Loans receivable                                        --        128,885             --              --        128,885
   Notes receivable from other affiliates               6,638          40,250         9,049         (55,937)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         6,638        169,135          9,049         (55,937)       128,885

   Less allowance for credit losses on loans               --         (4,275)            --              --         (4,275)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           6,638        164,860          9,049         (55,937)       124,610

Income tax receivable                                      --            353             --              --            353
Accrued interest receivable                                78          1,718             --              --          1,796
Other receivables                                          --          7,419             --              --          7,419
Investment in subsidiaries                             36,183             --             --         (36,183)            --
Residual receivable, net                                1,000         15,441         39,818              --         56,259
Property and equipment, net                                --         22,766             --              --         22,766
Real estate and personal property acquired                 --          4,334             --              --          4,334
   through foreclosure
Excess of cost over net assets of acquired                 37         20,831             --              --         20,868
   businesses, net
Deferred income tax asset, net                          3,510          8,490             --              --         12,000
Other assets                                              259          3,239             --              --          3,498
                                                    ----------    -----------    -----------    ------------   ------------
Total assets                                        $  52,931     $  261,900     $   48,868     $   (92,120)   $   271,579
                                                    ==========    ===========    ===========    ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Revolving warehouse lines of credit and          $      --     $   96,720     $       --     $        --    $    96,720
      other borrowings

   Investor savings:
      Notes payable to investors                           --        127,859             --              --        127,859
      Subordinated debentures                              --         25,960             --              --         25,960
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        153,819             --              --        153,819

   Senior unsecured debt                               11,579             --             --              --         11,579

   Other liabilities:
      Accounts payable and accrued liabilities             --          5,722             --              --          5,722
      Remittances payable                                  --          1,349             --              --          1,349
      Income taxes payable                                 --            278             --              --            278
      Accrued interest payable                            340          1,003             --              --          1,343
      Due to (from) affiliates                             --         (8,275)         8,275              --             --
                                                    ----------    -----------    -----------    ------------   ------------
         Total other liabilities                          340             77          8,275              --          8,692

   Subordinated debt to affiliates                     40,250         15,687             --         (55,937)            --

                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities                                      52,169        266,303          8,275         (55,937)       270,810

Minority interest                                          --              1              6              --              7

Shareholders' equity:
   Common stock                                            17            998              2          (1,000)            17
   Preferred stock                                     10,000             --             --               --        10,000
   Capital in excess of par value                      46,628         93,095         48,807        (141,902)        46,628
   Note receivable from shareholder                    (5,801)        (5,801)             --          5,801         (5,801)
   Retained earnings (deficit)                        (50,082)       (92,696)        (8,222)        100,918        (50,082)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity                                762         (4,404)        40,587         (36,183)           762
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities and shareholders' equity          $  52,931     $  261,900     $   48,868     $   (92,120)   $   271,579
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                December 31, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                    Wholly-      Combined
                                                                     Owned          Non-
                                                      Parent       Guarantor      Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
                      ------

Cash and cash equivalents                           $     202     $   25,806     $        1     $        --    $    26,009
Restricted cash                                         5,314             --             --              --          5,314
Loans receivable:
   Loans receivable                                        --         62,958             --              --         62,958
   Notes receivable from affiliates                     7,097         36,229          4,584         (47,910)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         7,097         99,187          4,584         (47,910)        62,958

   Less allowance for credit losses on loans               --         (6,344)            --              --         (6,344)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           7,097         92,843          4,584         (47,910)        56,614

Other Receivables:
   Income tax                                              --            461             --              --            461
   Accrued interest receivable                             36          1,387             --              --          1,423
   Other receivables                                    1,006          7,053             --              --          8,059

Investment in subsidiaries                             31,487             --             --         (31,487)            --

Residual receivable, net                                   --          4,545         43,225              --         47,770
Property and equipment, net                                --         17,160             --              --         17,160
Real estate and personal property acquired                 --          7,673             --              --          7,673
   through foreclosure
Excess of cost over net assets of acquired                 38          1,528             --              --          1,566
   businesses, net
Deferred income tax asset, net                          3,510          8,490             --              --         12,000
Other assets                                              304          4,384             --              --          4,688
                                                    ----------    -----------    -----------    ------------   ------------
Total assets                                        $  48,994     $  171,330     $   47,810     $   (79,397)   $   188,737
                                                    ==========    ===========    ===========    ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Revolving warehouse lines of credit              $      --     $   17,808     $       --     $        --    $    17,808

   Investor savings:
      Notes payable to investors                           --        127,065             --              --        127,065
      Subordinated debentures                              --         17,710             --              --         17,710
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        144,775             --              --        144,775

   Senior unsecured debt                               12,134             --             --              --         12,134

   Accounts payable and accrued liabilities                --          4,120             --              --          4,120
   Remittances payable                                     --          1,078             --              --          1,078
   Income taxes payable                                    --            120             --              --            120
   Accrued interest payable                               384            461             --              --            845
   Due to (from) affiliates                            28,632              --         7,597        (36,229)             --
                                                    ----------    -----------    -----------    ------------   ------------
      Total other liabilities                          29,016          5,779          7,597        (36,229)          6,163

   Subordinated debt to affiliates                         --         11,681             --         (11,681)            --

Total liabilities                                      41,150        180,043          7,597         (47,910)       180,880

Minority interest                                          --            (1)             14              --             13

Shareholders' equity:
   Common stock                                           507            998              2          (1,000)           507
   Capital in excess of par value                      39,028         66,043         48,807        (114,850)        39,028
   Retained earnings (deficit)                        (31,691)       (75,753)        (8,610)         84,363        (31,691)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity                              7,844        (8,712)         40,199         (31,487)         7,844
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities and shareholders' equity          $  48,994     $  171,330     $   47,810     $   (79,397)   $   188,737
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         Six Months Ended June 30, 2000
                           (Unaudited) (In thousands)

                                                                            Combined
                                                                          Wholly-Owned     Combined
                                                            Parent          Guarantor     Non-Guarantor
                                                            Company       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                           -----------    -------------   ------------    -----------   -----------
REVENUES:
   Interest income                                         $      600     $      7,346    $        --     $   (2,340)   $    5,606
   Servicing income                                                --              712          3,508             --         4,220
   Gain on sale of loans                                           --            4,944             --             --         4,944
   Loan fees, net                                                  --            6,051             --             --         6,051
                                                            -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                     600           19,053          3,508         (2,340)       20,821

   Other revenues                                                  --              968             --            (29)          939
                                                            -----------    -------------   ------------    -----------   -----------
      Total revenues                                              600           20,021          3,508         (2,369)       21,760

EXPENSES:
   Interest                                                     2,639            8,585             --         (2,340)        8,884
   Recapture of credit losses                                      --            1,642             --             --         1,642
   Fair market write-down of residual receivable                   --               81          1,553             --         1,634
   Salaries, wages and employee benefits                           --           12,868             --             --        12,868
   Business development costs                                      --            3,651             --             --         3,651
   Other general and administrative expenses                      116           11,366             --            (29)       11,453
                                                            -----------    -------------   ------------    -----------   -----------
      Total expenses                                            2,755           38,193          1,553         (2,369)       40,132
                                                            -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority interest, and   (2,155)         (18,172)         1,955             --       (18,372)
     equity in undistributed earnings (loss) of subsidiaries
   Earnings (loss) of subsidiaries                            (16,554)               --            --         16,554            --
                                                            -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority interest and   (18,709)         (18,172)         1,955         16,554       (18,372)
     extraordinary item
   Provision (benefit) for income taxes                            --              335             --             --           335
                                                            -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and                 (18,709)         (18,507)         1,955         16,554       (18,707)
      extraordinary item
   Minority interest in loss of subsidiaries                       --               (1)            --             --            (1)
                                                            -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                       (18,709)         (18,508)         1,955         16,554       (18,708)
   Extraordianary item - gain on extinquishment of debt           318               --             --             --           318
                                                            -----------    -------------   ------------    -----------   -----------

   Net income (loss)                                       $  (18,391)    $    (18,508)   $     1,955     $   16,554    $  (18,390)
                                                            ===========    =============   ============    ===========   ===========

                         Six Months Ended June 30, 1999
                           (Unaudited) (In thousands)

                                                                             Combined
                                                                           Wholly-Owned     Combined
                                                             Parent          Guarantor     Non-Guarantor
                                                             Company       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                            -----------    -------------   ------------    -----------   -----------
REVENUES:
   Interest income                                          $    3,024     $      4,808    $        --     $   (2,876)   $    4,956
   Servicing income                                                 --            3,420          1,590              --        5,010
   Gain on sale of loans                                            --            4,389             --             --         4,389
   Loan fees, net                                                   --            2,373             --             --         2,373
                                                            -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                    3,024           14,990          1,590         (2,876)       16,728

   Other revenues                                                    8              877              2           (137)          750
                                                            -----------    -------------   ------------    -----------   -----------
      Total revenues                                             3,032           15,867          1,592         (3,013)       17,478

EXPENSES:
   Interest                                                      3,276            8,587             --         (2,876)        8,987
   Recapture of credit losses                                       --            (349)             --             --          (349)
   Fair market write-down of residual receivable                    --              367            408             --           775
   Salaries, wages and employee benefits                            --           10,903             --             --        10,903
   Business development costs                                       --            2,427             --             --         2,427
   Other general and administrative expenses                       299            8,044              1           (137)        8,207
                                                            -----------    -------------   ------------    -----------   -----------
      Total expenses                                             3,575           29,979            409         (3,013)       30,950
                                                            -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority interest, and      (543)         (14,112)         1,183              --     (13,472)
     equity in undistributed earnings (loss) of subsidiaries
   Earnings (loss) of subsidiaries                             (13,553)          (1,178)         1,178         13,553            --
                                                            -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority interest and    (14,096)         (15,290)         2,361         13,553       (13,472)
     extraordinary item
   Provision (benefit) for income taxes                             --              620             --             --           620
                                                            -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and                  (14,096)         (15,910)         2,361         13,553       (14,092)
      extraordinary item
   Minority interest in loss of subsidiaries                        --               (4)            --             --            (4)
                                                            -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                        (14,096)         (15,914)         2,361         13,553       (14,096)
   Extraordianary item - gain on extinquishment of debt         21,227               --             --             --        21,227
                                                            -----------    -------------   ------------    -----------   -----------
   Net income (loss)                                       $     7,131     $    (15,914)   $     2,361     $   13,553    $    7,131
                                                            ===========    =============   ============    ===========   ===========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three Months Ended June 30, 2000
                           (Unaudited) (In thousands)

                                                                           Combined
                                                                         Wholly-Owned       Combined
                                                            Parent         Guarantor      Non-Guarantor
                                                           Company       Subsidiaries      Subsidiaries  Eliminations   Consolidated
                                                          -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                        $      311     $      4,746     $        --    $    (1,378)   $     3,679
   Servicing income                                               --              321           1,895             --          2,216
   Gain on sale of loans                                          --            3,090              --             --          3,090
   Loan fees, net                                                 --            5,620              --             --          5,620
                                                          -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments               311           13,777           1,895         (1,378)        14,605

   Other revenues                                                 --              443              --            (14)           429
                                                          -----------    -------------    ------------   ------------   ------------
      Total revenues                                             311           14,220           1,895         (1,392)        15,034

EXPENSES:
   Interest                                                    1,515            4,744              --         (1,378)         4,881
   Recapture of credit losses                                     --              652              --             --            652
   Fair market write-down of residual receivable                  --             (431)            986             --            555
   Salaries, wages and employee benefits                          --            7,955              --             --          7,955
   Business development costs                                     --            1,811              --             --          1,811
   Other general and administrative expenses                      83            7,518              --            (14)         7,587
                                                          -----------    -------------    ------------   ------------   ------------
      Total expenses                                           1,598           22,249             986         (1,392)        23,441
                                                          -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority interest,      (1,287)          (8,029)            909             --         (8,407)
     and equity in undistributed earnings (loss) of
     subsidiaries
   Earnings (loss) of subsidiaries                            (7,310)              --              --          7,310             --
                                                          -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority interest       (8,597)          (8,029)            909          7,310         (8,407)
     and extraordinary item
   Provision (benefit) for income taxes                           --              190               --            --            190
                                                          -----------    -------------    ------------   ------------   ------------
   Income (loss) before minority interest and                 (8,597)          (8,219)            909          7,310         (8,597)
       extraordinary item
   Minority interest in loss of subsidiaries                      --                 1              --            --               1
                                                          -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                           (8,597)          (8,218)            909          7,310         (8,596)
   Extraordinary item - gain on extinquishment of debt            92                --             --             --             92
                                                          -----------    -------------    ------------   ------------   ------------

   Net income (loss)                                      $   (8,505)    $     (8,218)    $       909    $     7,310    $    (8,504)
                                                          ===========    =============    ============   ============   ============

                        Three Months Ended June 30, 1999
                           (Unaudited) (In thousands)

                                                                          Combined
                                                                        Wholly-Owned      Combined
                                                           Parent         Guarantor      Non-Guarantor
                                                          Company       Subsidiaries      Subsidiaries  Eliminations   Consolidated
                                                         -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                       $      837     $      1,771     $        --    $      (990)   $     1,618
   Servicing income                                              --              303           1,090          1,215          2,608
   Gain on sale of loans                                         --            3,216              --             --          3,216
      Loan fees, net                                             --            1,416              --             --          1,416
                                                          -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments              837            6,706           1,090            225          8,858

   Other revenues                                                 1              407               2            (56)           354
                                                          -----------    -------------    ------------   ------------   ------------
      Total revenues                                            838            7,113           1,092             169         9,212

EXPENSES:
   Interest                                                   1,272            3,907              --           (990)         4,189
   Recapture of credit losses                                    --            (430)              --             --          (430)
   Fair market write-down of residual receivable                 --              307             521             --            828
   Salaries, wages and employee benefits                         --            5,232              --             --          5,232
   Business development costs                                    --            1,237              --             --          1,237
   Other general and administrative expenses                    122            4,059               1            (56)         4,126
                                                          -----------    -------------    ------------   ------------   ------------
      Total expenses                                          1,394           14,312             522         (1,046)        15,182
                                                          -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority interest,       (556)          (7,199)            570          1,215         (5,970)
     and equity in undistributed earnings (loss) of
     subsidiaries
   Earnings (loss) of subsidiaries                           (5,591)           (576)           1,178          4,989             --
                                                          -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority interest      (6,147)          (7,775)          1,748          6,204         (5,970)
     and extraordinary item
   Provision (benefit) for income taxes                          --              170               --            --            170
                                                          -----------    -------------    ------------   ------------   ------------
   Income (loss) before minority interest and                (6,147)          (7,945)          1,748          6,204         (6,140)
       extraordinary item
   Minority interest in loss of subsidiaries                     --               (4)             (3)            --             (7)
   Extraordinary item - gain on extinquishment of debt        4,281               --              --             --          4,281
                                                          -----------    -------------    ------------   ------------   ------------

   Net income (loss)                                     $   (1,866)    $     (7,949)    $     1,745    $     6,204    $    (1,866)
                                                          ===========    =============    ============   ============   ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                            Combined
                                                                             Wholly-      Combined
                                                                              Owned          Non-
                                                               Parent       Guarantor      Guarantor
                                                              Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ----------    -----------    -----------    ------------   ------------
OPERATING ACTIVITIES:

   Net income (loss)                                      $  (18,391)     $  (18,508)    $    1,955    $    16,554      $  (18,390)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries        16,554              --             --        (16,554)             --
      Depreciation and amortization                               --           1,606             --             --           1,606
      Provision for credit losses                                 --           1,642             --             --           1,642
      Gain on retirement of senior unsecured debt               (318)             --             --             --            (318)
      Loss on sale of real estate acquired through
         foreclosure                                              --             840             --             --             840
      Fair value write-down of residual receivable                --           1,634             --             --           1,634
      Loans originated with intent to sell                        --        (286,436)            --             --        (286,436)
      Proceeds from sold loans                                    --         203,223             --             --         203,223
      Proceeds from securitization of loans                       --          21,732             --             --          21,732
      Other                                                       --            (302)            --             --            (302)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                             262         (22,238)          3,406            --         (18,570)
                                                         -----------    ------------     -----------   ------------    -----------
   Net cash provided by (used in) operating activities        (1,893)        (96,807)          5,361            --         (93,339)
                                                         -----------    ------------     -----------   ------------    -----------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                       --            (259)            --             --            (259)
   Principal collections on loans not sold                        --          22,162             --             --          22,162
   Proceeds from sale of real estate and personal
      property acquired through foreclosure                       --           7,272             --             --           7,272
   Proceeds from sale of property and equipment                   --              44             --             --              44
   Purchase of property and equipment                             --             (34)            --             --             (34)
   Loan to shareholder                                        (4,000)              --            --             --          (4,000)
   Other                                                           --         (4,671)            --             --          (4,671)
                                                         -----------    ------------    -----------   ------------    ------------
   Net cash provided by in investing activities               (4,000)         24,514             --             --          20,514
                                                         -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                          --         367,968             --             --         367,968
   Payments on warehouse lines of credit                          --        (318,300)            --             --        (318,300)
   Retirement of senior unsecured debt                          (237)             --             --             --            (237)
   Net increase in notes payable to investors                     --             794             --             --             794
   Net increase in subordinated debentures                        --           8,250             --             --           8,250
   Advances (to) from subsidiary                               6,137          (4,008)        (2,129)            --              --
   Other                                                          --           3,232         (3,232)            --              --
                                                         -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing activities         5,900          57,936         (5,361)            --          58,475
                                                         -----------    ------------    -----------   ------------    ------------
   Net increase (decrease) in cash and cash equivalents            7         (14,357)            --             --         (14,350)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                           202          25,806              1             --          26,009
                                                         -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                          $      209      $   11,449     $        1    $        --      $   11,659
                                                         ===========    ============    ===========   ============    ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                            Combined
                                                                             Wholly-      Combined
                                                                              Owned          Non-
                                                               Parent       Guarantor      Guarantor
                                                              Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ----------    -----------    -----------    ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                       $    7,131     $   (15,914)    $    2,361    $    13,553     $    7,131
   Adjustments  to reconcile  net income  (loss) to
      net cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries         13,553           1,178         (1,178)       (13,553)             --
      Depreciation and amortization                                 1           1,385             --             --           1,386
      Provision for credit losses                                  --            (349)            --             --            (349)
      Gain on retirement of senior unsecured debt             (21,227)             --             --             --         (21,227)
      Loss on sale of real estate acquired through foreclosure     --           1,319             --             --           1,319
      Fair value write-down of residual receivable                 --             775             --             --             775
      Loans originated with intent to sell                         --        (117,364)            --             --        (117,364)
      Proceeds from sold loans                                     --         102,573             --             --         102,573
      Proceeds from securitization of loans                        --          59,630             --             --          59,630
      Other                                                        --            (646)            --             --            (646)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                             (577)         25,614        (32,309)            --          (7,272)
                                                           -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) operating activities         (1,119)         58,201        (31,126)            --          25,956
                                                           -----------    ------------   ------------   ------------    ------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                        --          (1,608)            --             --          (1,608)
   Principal collections on loans not sold                         --          12,486             --             --          12,486
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                                 --           4,009             --             --           4,009
   Proceeds from sale of property and equipment                    --             141             --             --             141
   Purchase of property and equipment                              --            (432)            --             --            (432)
   Other                                                           --          (2,145)            --             --          (2,145)
                                                           -----------    ------------   ------------   ------------    ------------
   Net cash provided by in investing activities                    --          12,451             --             --          12,451
                                                           -----------    ------------   ------------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                           --         111,853             --             --         111,853
   Payments on warehouse lines of credit                           --        (128,590)            --             --        (128,590)
   Retirement of senior unsecured debt                        (28,059)             --             --             --         (28,059)
   Net increase in notes payable to investors                      --           2,800             --             --           2,800
   Net increase in subordinated debentures                         --           2,730             --             --           2,730
   Advances (to) from subsidiary                               29,200         (60,084)        30,884             --              --
   Proceeds from issuance of additional common stock              149              --             --             --             149
   Other                                                           --           2,260         (2,260)            --              --
                                                           -----------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) financing activities          1,290         (69,031)        28,624             --         (39,117)
                                                           -----------    ------------   ------------   ------------    ------------

   Net increase (decrease) in cash and cash equivalents           171           1,621         (2,502)            --            (710)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                            196          34,215          2,502             --          36,913
                                                           -----------    ------------   ------------   ------------    ------------
   END OF PERIOD                                           $      367     $    35,836     $       --    $        --     $    36,203
                                                           ===========    ============   ============   ============    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--CONTINGENCIES

         On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") claiming that a loan in the original principal amount of $1.1 million sold to it pursuant to an asset purchase agreement dated October 2, 1998 was not made by the Company in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee, which is reflected as restricted cash on the Company's balance sheet. On June 21, 2000, Transamerica amended its complaint to add another loan, claiming damage of "not less than $200,000," and allegations concerning servicing fee income claiming damage of "not less than $116,000." While management does not believe the Company has any liability relating to these claims, and the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this time.

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

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). Since that time, four additional suits have been filed in New Hanover County by plaintiffs claiming to be similarly situated to the Tomlins. The plaintiffs in these cases are seeking unspecified monetary damages. As to the Company's subsidiary, the complaint alleges participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification, and the Company intends to contest these cases vigorously. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss.

         On April 4, 2000, the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $355,865.80 allegedly due under copier equipment leases. While management does not believe the Company has any liability relating to this claim, and while the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this early stage.

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

NOTE 9--SUBSEQUENT EVENTS

         At the end of July, 2000, the decision was made by the Company to cease operations as a wholesale lender. This decision was based on a review of the wholesale business unit's profitability and company resources. The Company does not expect to incur significant cost in connection with its discontinuation of its wholesale operation. Going forward, the Company will redirect its mortgage lending efforts to focus solely on its higher margin and more profitable retail originations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.

Forward - Looking Information

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments.

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

Market Conditions

         The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies. While the Company faces significant competition in connection with its mortgage loan products, it believes that it competes effectively in its markets by providing competitive rates and efficient, complete services.

Merger with HomeSense Financial Corp.

         On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. HomeSense is a specialized mortgage company that originates and sells mortgage loans in the sub-prime mortgage industry, whose principal loan product is a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originates its loan volume through a direct retail branch network of eight offices, as well as through centrally provided telemarketing leads, direct mail, and television advertising.

         As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.5 million of goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.

         The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                                         For the Six Months Ended June 30,
                                                                     ------------------------------------
                                                                          2000                1999
                                                                     ----------------    ----------------
                                                                                (In thousands)
      Revenue                                                         $   31,682          $   28,064
      Income before extraordinary items                                  (19,426)            (14,571)
      Net income                                                         (18,584)              6,334
      Earnings per share                                                   (1.24)               0.38


The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Results of Operations

Six months ended June 30, 2000, compared to six months ended June 30, 1999

         The Company recognized a net loss of $18.4 million for the six months ended June 30, 2000 as compared to a net income of $7.1 million for the six months ended June 30, 1999. Included in the net loss and net income figures for the 2000 and 1999 periods were extraordinary gains of $0.3 million and $21.2 million on the extinguishment of debt, respectively. Excluding extraordinary gains, the net losses for the 2000 and 1999 periods were $18.7 million and $14.1 million, respectively.

         Total revenues for the six months ended June 30, 2000 increased $4.3 million compared to the six months ended June 30, 1999. The increase in total revenues resulted primarily from a $3.7 million increase in net loan fees, along with a $0.7 million increase in interest income and a $0.6 million increase in gain on sale of loans, and partially offset by a $0.8 million decrease in servicing income.

         The increase in net loan fees is primarily attributable to a $169.1 million increase in production and an increase in average loan origination fees charged, to 2.1% from 2.0%.

         The increase in interest income resulted primarily from a $9.0 million, increase in average loans receivable outstanding. The increase in average loans receivable outstanding relates primarily to the increase in productions mentioned above.

         The increase in gains on sale of loans resulted from an increase in the number of loans sold, partially offset by a reduction in the net premiums received in the first six months of 2000 compared to the same period in 1999. In the first six months of 2000, the Company had mortgage whole loan sales of $203.2 million at a net premium of 2.4% compared to mortgage whole loan sales of $102.6 million at a net premium of 4.3% in the first six months of 1999. The higher sales were a result, in part, of greater loan production. The reduction in premiums received is primarily from changes in market conditions.

         The decline in servicing income was primarily due to a decrease in average serviced loan portfolio. The reduction in the average mortgage loans serviced in the first six months of 2000 compared to the same period in 1999 resulted from whole loan (servicing released) sales of substantially all production in 1999 and the first six months of 2000, as well as repayments of loans in the securitized pools.

         Total expenses for the six months ended June 30, 2000 increased $9.2 million compared to the six months ended June 30, 1999. The increase in total expenses resulted primarily from a $3.2 million increase in other general and administrative expenses, a $2.0 million increase in provision for credit losses, a $2.0 million increase in payroll expense, a $1.2 million increase in business development costs, and a $0.9 million increase in fair value write-down of residual receivable.

         The increase in other general and administrative expenses resulted primarily from non-recurring restructuring charges of $2.3 million. In addition, amortization expense increased $0.2 million, resulting from amortization of goodwill arising from the merger with HomeSense.

         The increase in the provision for credit losses to $1.6 million from net recoveries of $0.3 million, resulted from management's decision in early 2000 to record additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees, combined with a significantly larger loan portfolio partially offset by a lower loan delinquency rate.

         The increase in salaries, wages and employee benefits resulted primarily from the addition of employees due to the merger. The Company increased the number of employees to 790 at June 30, 2000 from 408 at June 30, 1999.

         The increase in business development costs is primarily related to the increased retail mortgage production mentioned above. The Company's marketing efforts are largely commission-based, resulting in a direct correspondence between production levels and marketing costs.

         The increase in the fair value write-down of the residual receivable was due to faster-than-anticipated prepayments on the Company's securitization pools. No changes in valuation assumptions were required in the first six months of 2000.

         The Company has recorded current tax expense of $335,000 and $620,000 for the six months ended June 30, 2000 and 1999, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. The latest two securitizations were structured utilizing alternatives to a REMIC which does not generate excess inclusion income.

         In the first six months of 1999, the Company recorded a $21.2 million extraordinary gain on the extinguishment of debt related to the purchase of $49.3 million of its Senior Notes. The purchase price of the Senior Notes was $26.6 million, or a weighted average of 54.0% of face value. A proportionate share of the unamortized debt origination cost ($1.5 million) relating to the issuance of the Senior Notes was charged against this gain. The extraordinary gain on the extinguishment of debt for the first six months of 2000 was $0.3 million, resulting from a minor purchase of the Company's Senior Notes.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         The Company recognized a net loss of $8.5 million for the three months ended June 30, 2000 as compared to net income of $1.9 million for the three months ended June 30, 1999. Included in the net loss and net income figures for the 2000 and 1999 periods were extraordinary gains of $0.1 million and $4.3 million on the extinguishment of debt, respectively. Excluding extraordinary gains, the net losses for the 2000 and 1999 periods were $8.6 million and $6.1 million, respectively.

         Total revenues increased $5.8 million, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in total revenues resulted primarily from a $4.2 million increase in net loan fees and a $2.1 million increase in interest income, partially offset by a $0.4 million decrease in servicing income.

         The increase in net loan fees is primarily attributable to a $139.4 million increase in production and an increase in average loan origination fees charged, to 2.8% from 2.1% for the three months ended June 30, 2000 and the three months ended June 30, 1999, respectively.

         The increase in interest income resulted primarily from an increase in average loans receivable outstanding. The increase in average loans receivable outstanding relates primarily to the increase in production mentioned above.

         The decline in servicing income was primarily due to a decrease in average serviced loan portfolio. The reduction in the average mortgage loans serviced in the three months ended June 30, 2000 compared to the same period in 1999 resulted from whole loan (servicing released) sales of substantially all production in 1999 and the first six months of 2000, as well as repayments of loans in the securitized pools.

         Total expenses for the three months ended June 30, 2000 increased $8.3 million compared to the three months ended June 30, 1999. The increase in total expenses resulted primarily from a $3.5 million increase in other general and administrative expenses, a $2.7 million increase in payroll expense, a $1.1 million increase in provision for credit losses, a $0.6 million increase in business development costs, and a $0.7 million increase in interest expense, partially offset by a $0.3 million decrease in fair value write-down of residual receivable.

         The increase in other general and administrative expenses resulted primarily from non-recurring restructuring charges of $2.3 million. In addition, amortization expense increased $0.2 million resulting from amortization of goodwill arising from the merger with HomeSense.

         The increase in salaries, wages and employee benefits resulted primarily from the addition of employees due to the merger. The Company increased the number of employees to 790 at June 30, 2000 from 408 at June 30, 1999.

         The increase in the provision for credit losses, to $0.7 million from net recoveries of $0.4 million, resulted from management's decision in early 2000 to have additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees, combined with a significantly larger loan portfolio partially offset by a lower loan delinquency rate.

         The increase in business development costs is primarily related to the increased retail mortgage production mentioned above. The Company's marketing efforts are largely commission-based, resulting in a direct correspondence between production levels and marketing costs.

         The increase in interest expense was due principally to the increase in borrowings associated with the increase in the Company's average loan portfolio.

          The decrease in the fair value write-down of residual receivable was due to slower-than-anticipated prepayments on the Company's securitization pools. No changes in valuation assumptions were required in the comparable period for 2000.

         The Company has recorded current tax expense of $190,000 and $170,000 for the three months ended June 30, 2000 and 1999, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The Company has not recorded a deferred tax benefit related to the current operating losses due to management's assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense.

         In the three months ended June 30, 1999, the Company recorded a $4.3 million extraordinary gain on the extinguishment of debt related to the purchase of $13.9 million of its Senior Notes. The purchase price of the Senior Notes was $9.3 million, or a weighted average of 66.9% of face value. A proportionate share of the unamortized debt origination cost ($300,000) relating to the issuance of the Senior Notes was charged against this gain. The extraordinary gain on the extinguishment of debt for the three months ended June 30, 2000 was $0.1 million, resulting from a minor purchase of the Company's Senior Notes.

Financial Condition

         Net loans receivable increased to $124.6 million at June 30, 2000 from $56.6 million at December 31, 1999. The increase in net loans receivable resulted primarily from increased production in the HomeGold operation, as well as in the HomeSense merger. Average monthly loan production in 2000 to date is $47.7 million compared to average monthly loan production of $19.6 million in 1999.

         The residual receivables were $56.3 million at June 30, 2000, compared to $47.8 million at December 31, 1999. This increase resulted primarily from the residual retained on the 2000-1 securitization transaction completed in May 2000, partially offset by the amortization of the other residual assets from prior securitizations.

         Net property and equipment increased to $22.8 million at June 30, 2000, from $17.2 million at December 31, 1999, an increase of $5.6 million, which is attributable to the merger with HomeSense. Real estate and personal property acquired in foreclosure decreased to $4.3 million at June 30, 2000, from $7.7 million at December 31, 1999. This decrease resulted primarily from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

         As a result of the merger, net Excess of cost over net assets of acquired businesses increased to $20.9 million at June 30, 2000, from $1.6 million at December 31, 1999.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At June 30, 2000, the Company had $92.9 million outstanding under revolving warehouse lines of credit to banks, compared with $17.8 million at December 31, 1999. At June 30, 2000, the Company had $153.8 million of CII notes payable to investors and subordinated debentures outstanding, compared with $144.8 million at December 31, 1999.

         The aggregate principal amount of outstanding Senior Notes was $11.6 million at June 30, 2000, compared to $12.1 million on December 31, 1999. In the six months ended June 30, 2000, the Company purchased $0.5 million of its Senior Notes for a purchase price of $0.2 million. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at June 30, 2000 was $0.8 million, compared to $7.8 million at December 31, 1999. This decrease is attributable to the net loss of $18.4 million for the six months ended June 30, 2000 and the classification in shareholders' equity of a $5.8 million note receivable from a shareholder arising from the merger with HomeSense, partially offset by an increase in preferred stock and paid-in capital in excess of par value arising from the merger (see below).

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

         The percentage of total mortgage loans past due 30 days or more declined to 7.77% at June 30, 2000 compared to 13.44% at December 31, 1999. The Company incurred net charge-offs on retained loans of $1.3 million in the six months ended June 30, 2000 compared to $1.5 million in net charge-offs on retained loans in the six months ended June 30, 1999. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company considers its allowance for credit losses at June 30, 2000 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 3.3% at June 30, 2000 and 10.0% at December 31, 1999.

Liquidity and Capital Resources

         The Company's business requires continued access to short- and long-term sources of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $93.3 million net use of cash from operating activities in the first six months of 2000. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables and (vi) borrowings under warehouse lines of credit. The Company believes that additional sources of funds are needed to meet its future liquidity requirements, and no assurance can be given that these additional sources of funds can be attained.

         Cash and cash equivalents were $11.7 million at June 30, 2000, and $26.0 million at December 31, 1999. Cash used by operating activities was $93.3 million for the six months ended June 30, 2000, compared to cash provided by operating activities of $26.0 million for the six months ended June 30, 1999. Cash provided by investing activities was $20.5 million for the six months ended June 30, 2000 compared to $12.5 million for the six months ended June 30, 1999. Cash provided by financing activities was $58.5 million for the six months ended June 30, 2000 compared to cash used in financing activities of $39.1 million for the six months ended June 30, 1999. The increase in cash used by operating activities was principally due to incurred operating expenses in excess of operating income for the six month period ended June 30, 2000 when compared to the same period of 1999, coupled with lower loan sales as a percentage of loans originated. Cash provided by investing activities in both the six months ended June 30, 2000 and 1999, resulted primarily from principal collections on loans not sold. The cash provided in financing activities in the six months ended June 30, 2000, resulted primarily from advances on the Company's revolving warehouse lines of credit.

         Prior to the Company's merger with HomeSense, the Company had a $100 million revolving warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. The credit facility bears interest at prime rate plus 0.75% and matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that require a minimum availability of $10.0 million on the line of credit and covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends, minimum CII Notes outstanding, and loans and advances by HGI and CII to the Company. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the CIT line of credit were modified to reduce the maximum commitment to $50 million. The agreement stipulates incremental decreases in the maximum commitment, based on certain criteria, to $25 million at December 31, 2000. At June 30, 2000, the maximum commitment was $47 million. The maturity date, rates of interest, advance rates, and collateral requirements remain unchanged. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $33.7 million at June 30, 2000 and $18.9 million at December 31, 1999. Therefore, after considering the outstanding borrowings under the line of credit of $33.1 million and $17.8 million, respectively, the Company had $600,000 and $1.1 million, respectively, of immediate availability under this agreement on June 30, 2000 and December 31, 1999, based on its existing borrowing base.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the Prime rate plus .25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement matures on April 30, 2001. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base would have allowed a maximum borrowing level based on eligible collateral of $40.1million at June 30, 2000. Therefore, after considering the outstanding borrowings under the line of credit of $35.6 million, the Company had $4.5 million of immediate availability under this agreement at June 30, 2000.

         Prior to the merger, HomeSense negotiated a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The facility bears interest at the Prime rate plus .75%. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. At June 30, 2000, the Company had outstanding purchased mortgages of $24.2 million.

         The Company assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. A principal payment of $500,000 is payable on May 15, 2000. Monthly principal and interest payments are payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note matures on November 2, 2000, and bears interest at the Prime rate plus .25%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a piece of investment property.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At June 30, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $74.5 million face amount of its Senior Notes in 1999 and $555,000 in the first six months of 2000. At June 30, 2000 and December 31, 1999, $11.6 million and $12.1 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At June 30, 2000 and at December 31, 1999, CII had an aggregate of $127.9 million and $127.1 million of investor notes outstanding, respectively, and an aggregate of $26.0 million and $17.7 million, respectively. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have original maturities of one or two years.

         Total shareholders' equity at June 30, 2000 was $800,000, compared to $7.8 million at December 31, 1999, a decrease of $7.0 million. This decrease resulted primarily from net loss of $18.4 million for the six months ended June 30, 2000 and a note receivable from a principal shareholder of $5.8 million incurred during the merger, classified as contra equity. These decreases were offset by an increase in capital of $17.1 million as a result of the Company issuing 6,780,944 shares of its common stock and 10 million shares of Series A non-convertible preferred stock in connection with the merger with HomeSense.

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

Loan Sales and Securitizations

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the six months ended June 30, 2000 and 1999, the Company sold $203.2 million and $102.6 million of mortgage loans, respectively.

         Securitization transactions were completed in the second quarter of both 2000 and 1999 totalling $41.6 million and $59.6 million respectively per transaction. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $56.3 million and $47.8 million, net of allowances, at June 30, 2000 and December 31, 1999, respectively.

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

         The Company's net deferred tax asset was $12.0 million at both June 30, 2000 and December 31, 1999. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, then, the asset would need to be adjusted to net realizable value. The Company had a federal NOL of approximately $87.9 million at June 30, 2000.

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

Hedging Activities

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. While no hedging strategy is currently being utilized, the Company's interest rate hedging strategy may include shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either June 30, 2000 or December 31, 1999.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

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

         The Company's strategy for 2000 is to sell its loans within one month of production. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of June 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                      On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") claiming that a loan in the original principal amount of $1.1 million sold to it pursuant to an asset purchase agreement dated October 2, 1998 was not made by the Company in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's $5.3 million that is being maintained by the trustee, which is reflected as restricted cash on the Company's balance sheet. On June 21, 2000, Transamerica amended its complaint to add another loan, claiming damage of "not less than $200,000," and allegations concerning servicing fee income claiming damage of "not less than $116,000." While management does not believe the Company has any liability relating to these claims, and the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this time.

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

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). Since that time, four additional suits have been filed in New Hanover County by plaintiffs claiming to be similarly situated to the Tomlins. The plaintiffs in these cases are seeking unspecified monetary damages. As to the Company's subsidiary, the complaint alleges participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification, and the Company intends to contest these cases vigorously. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss.

                      On April 4, 2000, the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $355,865.80 allegedly due under copier equipment leases. While management does not believe the Company has any liability relating to this claim, and while the Company intends to defend itself vigorously, it is not possible to evaluate the likelihood of an unfavorable outcome at this early stage.

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

Item 2.           Changes in Securities
                  ---------------------

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

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                      None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The shareholders of the Company voted on the election of directors and 6 other proposals at the Annual Meeting of Shareholders on April 28, 2000.

                  1.  Election of Directors.   Approved.

                                                                  For              Withheld
                                                               ---------           --------
                      Tecumseh Hooper, Jr.                     9,273,542           156,015
                      J. Robert Philpott, Jr.                  9,263,922           165.635
                      John M. Sterling, Jr.                    9,273,542           156,015
                      Ronald J. Sheppard                       9,269,896           159,661
                      Jan Sirota                               9,277,254           152,303
                      Clarence Bauknight                       9,277,254           152,303
                      Porter Rose                              9,273,542           156,015

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

Item 5.           Other Information
                  -----------------

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

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                      a)     Exhibits
                             --------

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

                             Other events - The Company filed a report on Form 8-K dated July 13, 2000 to disclose the departure of the Company's Chief Financial Officer and the appointment of the interim Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOMEGOLD FINANCIAL, INC.

Date:  August 22, 2000
                                     By: \s\ Ronald J. Sheppard
                                         ---------------------------------------
                                         Ronald J. Sheppard.
                                         Chief Executive Officer


Date:  August 22, 2000
                                     By: \s\ William Long
                                         ---------------------------------------
                                         William Long
                                         Executive Vice President, Acting Chief
                                         Financial Officer