Form 10-Q
period 2000-09-30
HOMEGOLD FINANCIAL INC
filed 2000-11-14
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                          Commission File Number 0-8909

                             -----------------------

                            HOMEGOLD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


           South Carolina                                   57-0513287
(State or Other Jurisdiction of                           I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

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
Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of each Class:                            Outstanding at October 31, 2000
---------------------------------------------   --------------------------------
Series A Non-convertible Preferred Stock, par
value $1.00 per share                                    10,000,000
Common Stock, par value $0.001 per share                 16,810,149

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    Form 10-Q
                        Quarter Ended SEPTEMBER 30, 2000


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----
Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of September 30, 2000 and December 31, 1999                          3

                       Consolidated Statements of Operations
                           for the Nine Months Ended September 30, 2000 and 1999
                           and for the Three Months Ended September 30, 2000 and 1999              4

                       Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 2000 and 1999                   5

                       Consolidated Statements of Shareholders' Equity
                           for the Nine Months Ended September 30, 2000 and 1999                   6

                       Notes to Consolidated Financial Statements                                  7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          19

Item 3.             Disclosures About Market Risk                                                 30

PART II.            OTHER INFORMATION
--------            -----------------
Item 1.             Legal Proceedings                                                              31

Item 2.             Changes in Securities                                                          31

Item 3.             Defaults Upon Senior Securities                                                31

Item 4.             Submission of Matters to a Vote of Security Holders                            31

Item 5.             Other Information                                                              31

Item 6.             Exhibits and Reports on Form 8-K                                               32


                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,          December 31,
                                                                                              2000                  1999
                                                                                         --------------         -------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
Cash and cash equivalents                                                                $        9,921         $      26,009
Restricted cash                                                                                   6,069                 5,314
Loans receivable                                                                                 69,450                62,958
   Less allowance for credit losses on loans                                                     (4,246)               (6,344)
                                                                                         --------------         -------------
         Net loans receivable                                                                    65,204                56,614
Income taxes receivable                                                                             341                   461
Accrued interest receivable                                                                       1,822                 1,423
Other receivables                                                                                10,558                 8,059
Residual receivable, net                                                                         61,477                47,770
Property and equipment, net                                                                      22,134                17,160
Real estate and personal property acquired through foreclosure                                    1,769                 7,673
Excess of cost over net assets of acquired businesses, net of accumulated
amortization of $1,389 in 2000 and $748 in 1999                                                  20,443                 1,566

Debt origination costs, net                                                                         442                 1,658
Deferred income tax asset, net                                                                   22,000                12,000
Servicing asset                                                                                     732                   867
Other assets                                                                                      3,050                 2,163
                                                                                         --------------         -------------
Total assets                                                                            $       225,962         $     188,737
                                                                                        ===============         =============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Revolving warehouse lines of credit                                                  $        37,632                17,808
    Other borrowings                                                                              3,661                    --
   Investor savings:
        Notes payable to investors                                                              141,776               127,065
        Subordinated debentures                                                                  19,054                17,710
                                                                                         --------------         -------------
           Total investor savings                                                               160,830               144,775
   Senior unsecured debt                                                                         11,214                12,134
   Other liabilities:
        Accounts payable and accrued liabilities                                                  7,022                 4,120
        Remittances payable                                                                         892                 1,078
        Income taxes payable                                                                        458                   120
        Accrued interest payable                                                                  1,640                   845
                                                                                         --------------         -------------
           Total other liabilities                                                               10,012                 6,163
                                                                                         --------------         -------------
Total liabilities                                                                               223,349               180,880
Minority interest                                                                                     6                    13
Shareholders' equity:
   Preferred stock, par value $1.00 per share- authorized 20,000,000 shares, issued and outstanding 10,000,000 shares at September 30, 2000 and 0 shares at
   December 31, 1999                                                                             10,000                    --
   Common stock, par value $.001 per share at September 30, 2000 and 0.05 at
   December 31, 1999- authorized 100,000,000 shares, issued and outstanding 16,810,149
   shares at September 30, 2000 and 10,149,629 shares at December 31, 1999                           17                   507
   Capital in excess of par value                                                                46,643                39,028
   Note receivable from shareholder                                                              (5,908)                   --
   Retained earnings (deficit)                                                                  (48,145)              (31,691)
                                                                                         --------------         -------------
Total shareholders' equity                                                                        2,607                 7,844
Total liabilities and shareholders' equity                                              $       225,962         $     188,737
                                                                                        ===============         =============

     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                              For the Nine Months Ended               For the Three Months Ended
                                                                    September 30,                            September 30,
                                                           ---------------------------------        ------------------------------
                                                                2000                 1999               2000             1999
                                                           -------------        ------------        ------------     -------------
                                                                             (In thousands, except share data)
REVENUES:
   Interest income                                         $      9,390         $     6,727         $      3,784     $      1,771
   Servicing income                                               6,127               7,616                1,907            2,606
   Gain on sale of loans                                          8,498               4,459                3,554               70
    Loan fees, net                                               12,977               3,089                6,926              716
                                                           -------------        ------------        -------------    -------------
       Total revenue from loans and investments                  36,992              21,891               16,171            5,163
   Other revenues                                                 1,512               1,159                  573              409
                                                           -------------        ------------        -------------    -------------
       Total revenues                                            38,504              23,050               16,744            5,572
                                                           -------------        ------------        -------------    -------------
EXPENSES:
   Interest                                                      14,564              12,765                5,680            3,778
   Provision for credit losses                                    2,292               1,323                  650            1,672
   Cost on real estate owned and defaulted loans                  2,841               2,140                  914              729
   Fair value write-down of residual receivable                   2,143               1,631                  509              856
   Salaries, wages and employee benefits                         21,337              15,860                8,469            4,957
   Business development costs                                     6,012               3,757                2,136            1,330
   Other general and administrative expenses                     15,830               9,716                6,528            2,920
                                                           -------------        ------------        -------------    -------------
       Total expenses                                            65,019              47,192               24,886           16,242
                                                           -------------        ------------        -------------    -------------
       Loss before income taxes, minority interest and
              extraordinary item                                (26,515)            (24,142)              (8,142)         (10,670)
Provision for (benefit from) income taxes                        (9,485)                675               (9,820)              55
                                                           -------------        ------------        -------------    -------------
       Income (loss) before minority  interest and
extraordinary item                                              (17,030)            (24,817)               1,678          (10,725)
Minority interest in loss of subsidiaries                            (3)                 (7)                  (2)              (3)
                                                           -------------        ------------        -------------    -------------
          Income (loss) before extraordinary item               (17,033)            (24,824)               1,676          (10,728)
Extraordinary item-gain on extinguishment of debt,
net of $0 tax                                                       579              29,370                  261            8,143
                                                           -------------        ------------        -------------    -------------
       Net income (loss)                                   $    (16,454)        $     4,546                1,937     $     (2,585)
                                                           =============        ============        =============    =============
Basic and diluted earnings (loss) per share of
common stock:
              Income (loss) before extraordinary item      $      (1.25)        $     (2.49)                0.10     $      (1.07)
              Extraordinary item, net of taxes                     0.04                2.94                 0.02             0.81
                                                           -------------        ------------        -------------    -------------
              Net income (loss)                            $      (1.21)        $      0.45                 0.12     $      (0.26)
                                                           =============        ============        =============    =============
Basic and diluted weighted average shares outstanding         13,651,181           9,983,479           16,805,023       10,070,150
                                                           =============        ============        =============    =============


     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                     -----------------------------------
                                                                         2000                1999
                                                                     ---------------    ----------------
                                                                              (In thousands)
      OPERATING ACTIVITIES:
           Net income (loss)                                         $     (16,454)     $        4,546
           Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                     Depreciation and amortization                           2,709               2,065
                     Provision for credit losses on loans                    2,292               1,323
                     Gain on retirement of senior unsecured debt              (579)            (29,370)
                     Loss on real estate acquired through                    1,380                 355
                      foreclosure
                     Fair value write-down of residual receivable            2,143               1,631
                     Loans originated with intent to sell                 (441,223)           (181,944)
                     Proceeds from loans sold                              374,971             163,332
                     Proceeds from securitization of loans                  44,588              59,630
                     Other                                                 (10,300)                993
                     Net changes in operating assets and                   (27,015)            (10,267)
                      liabilities
                                                                     --------------     ---------------
            Net cash provided by (used in) operating activities      $     (67,488)     $       12,294
                                                                     --------------     ---------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes     $        (409)     $       (1,815)
           Principal collections on loans not sold                          40,948              16,332
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                    9,710               6,637
           Proceeds from sale of property and equipment                         45                 199
           Purchase of property and equipment                                 (147)               (549)
           Loan to shareholder                                              (5,908)                 --
           Other                                                            (2,867)             (6,686)
                                                                     --------------     ---------------
           Net cash provided by investing activities                 $      41,372      $       14,118
                                                                     --------------     ---------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit           $     557,878      $      210,023
           Payments on revolving warehouse lines of credit                (563,637)           (223,437)
           Retirement of senior unsecured debt                                (341)            (44,871)
           Net increase (decrease) in notes payable to investors            (7,510)              6,294
           Net increase (decrease) in subordinated debentures               23,565               2,178
           Proceeds from issuance of common stock                               73                 179
                                                                     --------------     ---------------
           Net cash provided by (used in) financing activities       $      10,028      $      (49,634)
                                                                     --------------     ---------------
           Net decrease in cash and cash equivalents                 $     (16,088)     $      (23,222)

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                              26,009              36,913
                                                                     --------------     ---------------
           End of period                                             $       9,921      $       13,691
                                                                     ==============     ===============

     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For The Nine Months Ended September 30, 2000 and 1999



                                           Common Stock                                      Note
                                       ---------------------    Capital in                 Receivable     Retained         Total
                                        Shares                   Excess of    Preferred       from        Earnings     Shareholders'
                                        Issued       Amount      Par Value      Stock      Shareholder    (Deficit)        Equity
                                       -----------  --------    ----------    ---------    -----------    ---------    -------------

Balance at December 31, 1998            9,733,374    $ 486        $38,821       $   --       $    --       $(33,506)     $  5,801
   Shares issued:
     Exercise of stock options              3,200       --              3           --            --             --             3
     Employee Stock Purchase Plan         102,604        5             39           --            --             --            44
     Officer/Director Compensation        310,783       16            165           --            --             --           181
     Other shares issued                     (332)      --             --           --            --             --            --
   Net income                                  --       --             --           --            --          1,815         1,815
                                      ------------   ------       --------      -------      --------     ----------     ---------

Balance at December 31, 1999           10,149,629      507         39,028           --            --        (31,691)        7,844
  Change in par from $0.05 to $0.001           --     (490)           490           --            --             --            --
  Shares issued:
   Employee Stock Purchase Plan            46,606        1             35           --            --             --            36
   Officer/Director Compensation           61,540        3             45           --            --             --            48
   Share Cancellation                    (228,570)     (11)                                                                   (11)
   Shares issued in HomeSense Merger    6,780,944        7          7,045           --            --             --         7,052
   Shares issued in HomeSense Merger           --       --             --       10,000            --             --        10,000
  Note Receivable from Shareholder             --       --             --           --        (5,908)            --        (5,908)
  Net income                                   --       --             --           --                      (16,454)      (16,454)
                                      ------------   ------       --------      -------      --------     ----------     ---------

Balance at September 30, 2000          16,810,149    $  17        $46,643       $10,000       $(5,908)      $(48,145)     $  2,607
                                      ============   ======       ========      =======      ========     ==========     =========

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

         The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations for the nine-month and three-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

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

         As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.5 million of goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.

         The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                For the Nine Months Ended
                                                      September 30,
                                           ------------------------------------
                                                2000                1999
                                           ----------------    ----------------
                                                     (In thousands)
      Revenue                               $       48,426     $        33,636
      Income before extraordinary items            (17,751)            (25,301)
      Net income                                   (16,648)              4,320
      Earnings per share                             (0.99)               0.26

         The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--CASH FLOW INFORMATION

         For the nine-month periods ended September 30, 2000 and 1999, the Company paid interest of $13.8 million and $15.5 million, respectively.

         For the nine-month periods ended September 30, 2000 and 1999, the Company paid income taxes of $177,000 and $1.0 million, respectively.

         For the nine-month periods ended September 30, 2000 and 1999, the Company foreclosed on property in the amount of $2.3 million and $3.3 million, respectively.

         During the nine months ended September 30, 2000 in connection with the HomeSense merger the following non cash items were recorded:

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

NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank, as well as other short-term investments in a money manager fund of the bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2000, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $9.8 million. The investments were secured by U.S. Government securities pledged by the banks.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. Total mortgage loans securitized in the first nine months of 2000 and 1999 were $64.5 million and $59.6 million, respectively.

         In 1999, the Company completed a securitization transaction in the second quarter. The Company securitized $59.6 million of loans for a weighted average premium of 2.88%. This securitization consisted of seasoned first and second lien mortgage loans. Certain loans included in that securitization were ineligible for inclusion in the borrowing base under the Company's warehouse line of credit.

         During 2000, the Company completed two securitization transactions. The first transaction occurred in the second quarter of the year involving $41.6 million of loans securitized substantially at par value. The second transaction occurred in the third quarter of the year and included $22.9 million of loans. This transaction carried a weighted average premium of 1.16%. Both 2000 securitizations consisted primarily of mortgage loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

         In August 2000, the Company exceeded the twelve month rolling loss trigger in the 1998 securitization pool which resulted in approximately $173,000 of cash flow being retained by the trustee that would have been paid to the Company. At which time the Company returns performance of this pool below the required trigger, the return of cash flow back to the Company will continue.

         While the Company has not yet exceeded any other triggers, it has had to continually monitor the performance of the pools for which it services. Should any trigger threshold be exceeded, certain cash flows would be retained by the trustee as defined in the securitization agreements as increased overcollateralization.

NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         Prior to the Company's merger with HomeSense, the Company had a $100 million revolving warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. The credit facility bears interest at prime rate plus 0.75% and matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that require a minimum availability of $10.0 million on the line of credit and covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends, minimum CII Notes outstanding, and loans and advances by HGI and CII to the Company. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the CIT line of credit were modified to reduce the maximum commitment to $50 million. The agreement stipulates incremental decreases in the maximum commitment, based on certain criteria, to $25 million at December 31, 2000. At September 30, 2000, the maximum commitment was $38 million. The maturity date, rates of interest, advance rates, and collateral requirements remain unchanged. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $5.1 million at September 30, 2000 and $18.9 million at December 31, 1999. After considering outstanding borrowings under the line of credit of $4.9 million and $17.8 million, respectively, the Company had $200,000 and $1.1 million, respectively, of immediate availability under this agreement on September 30, 2000 and December 31, 1999, based on its existing borrowing base.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the prime rate plus 0.25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement had an original maturity date of April 30, 2001. The revolving credit agreement was subsequently amended under an amendment and forbearance agreement whereby the lender agreed to forebear from exercising its rights on account of existing events of default and whereby the maturity date was amended to January 25, 2001. The advance rate was also amended to 97% from 100% for all loans made after October 23, 2000. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base would have allowed a maximum borrowing

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

level based on eligible collateral of $21.8 million at September 30, 2000. After considering outstanding borrowings under the line of credit of $21.8 million, the Company had no immediate availability under this agreement at September 30, 2000.

         Prior to the merger, HomeSense had a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bears interest at the prime rate plus 0.75%. At September 30, 2000, the Company had outstanding purchased mortgages of $10.9 million on the facility. The Company received a notice of termination of the facility on September 19, 2000. The termination notice reduces the commitment amount in five phases leading to full termination of the facility on December 31, 2000. At September 30, 2000, the maximum commitment was $15.0 million.

         The Company believes that no event of default has occurred on its warehouse lines of credit for which it has not obtained a waiver or forbearance.

         The Company assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. Monthly principal and interest payments are payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note was scheduled to mature on November 2, 2000. The Company has received a commitment from Bank of America to extend the loan maturity date to March 2, 2001. The note bears interest at the prime rate plus 1.5%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a parcel of real estate investment property.

NOTE 7--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In the nine months ended September 30, 2000 and the year ended December 31, 1999, the Company purchased $920,000 and $74.5 million, respectively, in aggregate principal amount of its Senior Notes in open market transactions. The Company recognized extraordinary gains from extinguishment of debt of $579,000 for the purchases made during the nine months ended September 30, 2000 and $29.5 million for its purchases during the year ended December 31, 1999. The Company recorded an extraordinary gain on extinguishment of debt of $261,000 in the third quarter of 2000, and $8.1 million in the third quarter of 1999. Remaining Senior Notes outstanding as of September 30, 2000 totaled $11.2 million.

         The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At September 30, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed below. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. No existing debt of any of the existing subsidiaries, other than the CII subordinated debentures, is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both September 30, 2000 and December 31, 1999, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at September 30, 2000 consist of the following wholly-owned subsidiaries of the Company:

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

         As of September 30, 2000 and December 31, 1999, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                  Wholly-Owned   Combined
                                                     Parent        Guarantor      Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries       Eliminations      Consolidated
                                                    ----------    ------------   --------------     ------------      ------------
                      ASSETS

Cash and cash equivalents                           $     204          9,716              1                  --       $     9,921
Restricted cash                                         5,069          1,000             --                  --             6,069

Loans receivable:
   Loans receivable                                        --         69,450             --                  --            69,450
   Notes receivable from other affiliates               7,686         54,807         11,767             (74,260)               --
                                                    ----------    ------------   --------------     ------------      ------------
         Total loans receivable                         7,686        124,257         11,767             (74,260)           69,450

   Less allowance for credit losses on loans               --         (4,246)            --                  --            (4,246)
                                                    ----------    ------------   --------------     ------------      ------------
         Net loans receivable                           7,686        120,011         11,767             (74,260)           65,204

Income tax receivable                                      --            341             --                  --               341
Accrued interest receivable                                79          1,743             --                  --             1,822
Other receivables                                          --         10,558             --                  --            10,558
Investment in subsidiaries                             40,304         43,439             --             (83,743)               --
Residual receivable, net                                1,000         20,271         40,206                  --            61,477
Property and equipment, net                                --         22,134             --                  --            22,134
Real estate and personal property acquired
through foreclosure                                        --          1,769             --                  --             1,769
Excess of cost over net assets of acquired
businesses, net                                            36         20,407             --                  --            20,443
Deferred income tax asset, net                          1,810         20,190             --                  --            22,000
Other assets                                              236          3,988             --                  --             4,224
                                                    ----------    ------------   --------------     ------------      ------------
Total assets                                        $  56,424     $  275,567     $   51,974         $  (158,003)      $   225,962
                                                    ==========    ============   ==============     ============      ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Revolving warehouse lines of credit and other
    borrowings                                      $      --     $   41,293     $       --         $        --       $    41,293
   Investor savings:
      Notes payable to investors                           --        141,776             --                  --           141,776
      Subordinated debentures                              --         19,054             --                  --            19,054
                                                    ----------    ------------   --------------     ------------      ------------
         Total investor savings                            --        160,830             --                  --           160,830

   Senior unsecured debt                               11,214             --             --                  --            11,214

   Other liabilities:
      Accounts payable and accrued liabilities             --          7,022             --                  --             7,022
      Remittances payable                                  --            892             --                  --               892
      Income taxes payable                                 --            458             --                  --               458
      Accrued interest payable                             27          1,613             --                  --             1,640
      Due to (from) affiliates                             --         23,155          8,528             (31,683)               --
                                                    ----------    ------------   --------------     ------------      ------------
         Total other liabilities                           27         33,140          8,528             (31,683)           10,012

   Subordinated debt to affiliates                     42,576             --             --             (42,576)               --

                                                    ----------    ------------   --------------     ------------      ------------
Total liabilities                                      53,817        235,263          8,528             (74,259)          223,349

Minority interest                                          --             (1)             7                  --                 6

Shareholders' equity:
   Common stock                                            17          1,000              2              (1,002)               17
   Preferred stock                                     10,000             --             --                  --            10,000
   Capital in excess of par value                      46,643        141,902         48,807            (190,709)           46,643
   Note receivable from shareholder                    (5,908)        (5,908)            --               5,908            (5,908)
   Retained earnings (deficit)                        (48,145)       (96,689)        (5,370)            102,059           (48,145)
                                                    ----------    ------------   --------------     ------------      ------------
Total shareholders' equity                              2,607         40,305         43,439             (83,744)            2,607
                                                    ----------    ------------   --------------     ------------      ------------
Total liabilities and shareholders' equity          $  56,424        275,567         51,974            (158,003)      $   225,962
                                                    ==========    ============   ==============     ============      ============

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                December 31, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                  Combined
                                                                  Wholly-Owned   Combined
                                                      Parent      Guarantor      Non-Guarantor
                                                      Company     Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                    ----------    ------------   -------------    ------------   ------------
                      ASSETS

Cash and cash equivalents                             $   202       $ 25,806        $     1        $     --    $    26,009
Restricted cash                                         5,314             --             --              --          5,314
Loans receivable:
   Loans receivable                                        --         62,958             --              --         62,958
   Notes receivable from affiliates                     7,097         36,229          4,584         (47,910)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         7,097         99,187          4,584         (47,910)        62,958
   Less allowance for credit losses on loans               --         (6,344)            --              --         (6,344)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           7,097         92,843          4,584         (47,910)        56,614
Other Receivables:
   Income tax                                              --            461             --              --            461
   Accrued interest receivable                             36          1,387             --              --          1,423
   Other receivables                                    1,006          7,053             --              --          8,059
Investment in subsidiaries                             31,487             --             --         (31,487)            --
Residual receivable, net                                   --          4,545         43,225              --         47,770
Property and equipment, net                                --         17,160             --              --         17,160
Real estate and personal property acquired                 --          7,673             --              --          7,673
through foreclosure
Excess of cost over net assets of acquired                 38          1,528             --              --          1,566
businesses, net
Deferred income tax asset, net                          3,510          8,490             --              --         12,000
Other assets                                              304          4,384             --              --          4,688
                                                    ----------    -----------    -----------    ------------   ------------
Total assets                                          $48,994       $171,330        $47,810        $(79,397)   $   188,737
                                                    ==========    ===========    ===========    ============   ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Revolving warehouse lines of credit                 $   --       $ 17,808        $    --        $     --    $    17,808
   Investor savings:
      Notes payable to investors                           --        127,065             --              --        127,065
      Subordinated debentures                              --         17,710             --              --         17,710
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        144,775             --              --        144,775

   Senior unsecured debt                               12,134             --             --              --         12,134

   Accounts payable and accrued liabilities                --          4,120             --              --          4,120
   Remittances payable                                     --          1,078             --              --          1,078
   Income taxes payable                                    --            120             --              --            120
   Accrued interest payable                               384            461             --              --            845
   Due to (from) affiliates                            28,632              --         7,597        (36,229)             --
                                                    ----------    -----------    -----------    ------------   ------------
      Total other liabilities                          29,016          5,779          7,597        (36,229)          6,163

   Subordinated debt to affiliates                         --         11,681             --         (11,681)            --

Total liabilities                                      41,150        180,043          7,597         (47,910)       180,880

Minority interest                                          --            (1)             14              --             13

Shareholders' equity:
   Common stock                                           507            998              2          (1,000)           507
   Capital in excess of par value                      39,028         66,043         48,807        (114,850)        39,028
   Retained earnings (deficit)                        (31,691)       (75,753)        (8,610)         84,363        (31,691)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity                              7,844         (8,712)        40,199         (31,487)         7,844
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities and shareholders' equity           $ 48,994       $171,330        $47,810        $(79,397)   $   188,737
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30, 2000
                           (Unaudited) (In thousands)

                                                                         Combined       Combined
                                                                       Wholly-Owned       Non-
                                                         Parent          Guarantor      Guarantor
                                                         Company       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                        -----------    -------------   ------------    -----------   -----------
REVENUES:
   Interest income                                      $      866     $     11,835    $        --     $   (3,311)   $    9,390
   Servicing income                                             --              641          5,486             --         6,127
   Gain on sale of loans                                        --            8,498             --             --         8,498
   Loan fees, net                                               --           12,977             --             --        12,977
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  866           33,951          5,486         (3,311)       36,992

   Other revenues                                               --            1,556             --            (44)        1,512
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           866           35,507          5,486         (3,355)       38,504

EXPENSES:
   Interest                                                  3,721           14,154             --         (3,311)       14,564
   Provision for credit losses                                  --            2,292             --             --         2,292
   Costs on REO and defaulted loans                             --            2,841             --             --         2,841
   Fair market write-down of residual receivable                --            2,019            124             --         2,143
   Salaries, wages and employee benefits                        --           21,337             --             --        21,337
   Business development costs                                   --            6,012             --             --         6,012
   Restructuring charges                                        --            2,375             --             --         2,375
   Other general and administrative expenses                   150           13,349             --            (44)       13,455
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         3,871           64,379            124         (3,355)       65,019
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority
      interest, and equity in undistributed earnings
      (loss) of subsidiaries                                (3,005)         (28,872)         5,362             --       (26,515)
   Earnings (loss) of subsidiaries                         (12,328)            5,842            --          6,486            --
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority
      interest and extraordinary item                      (15,333)         (23,030)         5,362          6,486       (26,515)
   Provision (benefit) for income taxes                      1,700          (11,185)            --             --        (9,485)
                                                           --------       ----------      ---------       --------      --------
   Income (loss) before minority interest and
      extraordinary item                                   (17,033)         (11,845)         5,362          6,486       (17,030)
   Minority interest in loss of subsidiaries                    --                --           (3)             --            (3)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (17,033)         (11,845)         5,359          6,486       (17,033)
   Extraordianary item - gain on extinquishment of debt        579               --             --             --           579
                                                        -----------    -------------   ------------    -----------   -----------
   Net income (loss)                                    $  (16,454)    $    (11,845)   $     5,359     $    6,486    $  (16,454)
                                                        ===========    =============   ============    ===========   ===========

                      Nine Months Ended September 30, 1999
                           (Unaudited) (In thousands)

                                                                         Combined       Combined
                                                                       Wholly-Owned       Non-
                                                         Parent          Guarantor      Guarantor
                                                         Company       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                        -----------    -------------   ------------    -----------   -----------
REVENUES:
   Interest income                                      $    3,260     $      6,519    $        --     $   (3,052)   $    6,727
   Servicing income                                             --            3,794          3,822             --         7,616
   Gain on sale of loans                                        --            4,459             --             --         4,459
   Loan fees, net                                               --            3,089             --             --         3,089
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                3,260           17,861          3,822         (3,052)       21,891

   Other revenues                                                8            1,141             10             --         1,159
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                         3,268           19,002          3,832         (3,052)       23,050

EXPENSES:
   Interest                                                  4,022           11,795             --         (3,052)       12,765
   Provision for credit losses                                  --            1,323             --             --         1,323
   Fair market write-down of residual receivable                --            1,362            269             --         1,631
   Salaries, wages and employee benefits                        --           15,860             --             --        15,860
   Business development costs                                   --            3,757             --             --         3,757
   Other general and administrative expenses                   356           11,499              1             --        11,856
                                                        -----------       ----------   ------------    -----------   -----------
      Total expenses                                         4,378           45,596            270         (3,052)       47,192
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority
     interest, and equity in undistributed earnings
     (loss) of subsidiaries                                 (1,110)         (26,594)         3,562             --       (24,142)
   Earnings (loss) of subsidiaries                         (23,714)              --             --         23,714            --
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority
      interest and extraordinary item                      (24,824)         (26,594)         3,562         23,714       (24,142)
   Provision (benefit) for income taxes                         --              675             --             --           675
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and
      extraordinary item                                   (24,824)         (27,269)         3,562         23,714       (24,817)
   Minority interest in loss of subsidiaries                    --               (7)            --             --            (7)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (24,824)         (27,276)         3,562         23,714       (24,824)
   Extraordianary item - gain on extinquishment of debt     29,370               --             --             --        29,370
                                                        -----------    -------------   ------------    -----------   -----------
   Net income (loss)                                    $     4,546    $    (27,276)   $     3,562     $   23,714    $    4,546
                                                        ===========    =============   ============    ===========   ===========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      Three Months Ended September 30, 2000
                           (Unaudited) (In thousands)

                                                                         Combined        Combined
                                                                       Wholly-Owned         Non-
                                                          Parent         Guarantor       Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      266     $      4,489     $        --    $      (971)   $     3,784
   Servicing income                                             --              (71)          1,978             --          1,907
   Gain on sale of loans                                        --            3,554              --             --          3,554
   Loan fees, net                                               --            6,926              --             --          6,926
                                                        ----------     ------------     -----------    -----------    -----------
          Total revenue from loans and investments             266           14,898           1,978           (971)        16,171

   Other revenues                                               --              588              --            (15)           573
                                                        ----------     ------------     -----------    -----------    -----------
      Total revenues                                           266           15,486           1,978           (986)        16,744

EXPENSES:
   Interest                                                  1,082            5,569              --           (971)         5,680
   Provision for credit losses                                  --              650              --             --            650
   Cost on REO and defaulted loans                              --              914              --             --            914
   Fair market write-down of residual receivable                --            1,938          (1,429)            --            509
   Salaries, wages and employee benefits                        --            8,469              --             --          8,469
   Business development costs                                   --            2,360              --             --          2,360
   Other general and administrative expenses                    34            6,285              --            (15)         6,304
                                                        ----------     ------------     -----------    -----------    -----------
      Total expenses                                    $    1,116     $     26,185     $    (1,429)   $      (986)   $    24,886
                                                        ----------     ------------     -----------    -----------    -----------

   Income (loss) before income taxes, minority
      interest, and equity in undistributed earnings
      (loss) of subsidiaries                                  (850)         (10,699)          3,407             --         (8,142)
   Earnings (loss) of subsidiaries                           4,226            5,842              --        (10,068)            --
                                                        ----------     ------------     -----------    -----------    -----------
   Income (loss) before income taxes, minority
       interest and extraordinary item                       3,376           (4,857)          3,407        (10,068)        (8,142)

   Provision (benefit) for income taxes                      1,700          (11,520)             --             --         (9,820)
                                                        ----------     ------------     -----------    -----------    -----------
   Income (loss) before minority interest and
       extraordinary item                                    1,676            6,663           3,407        (10,068)         1,678
   Minority interest in loss of subsidiaries                    --                1              (3)            --             (2)
                                                        ----------     ------------     -----------    -----------    -----------
   Income before extraordinary item                          1,676            6,664           3,404        (10,068)         1,676
   Extraordinary item - gain on extinquishment of debt         261               --              --             --            261
                                                        ----------     ------------     -----------    -----------    -----------
   Net income (loss)                                    $    1,937     $      6,664     $     3,404    $   (10,068)   $     1,937
                                                        ==========    =============    ============   ============   ============

                      Three Months Ended September 30, 1999
                           (Unaudited) (In thousands)

                                                                         Combined        Combined
                                                                       Wholly-Owned         Non-
                                                          Parent         Guarantor        Guarantor
                                                          Company      Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      236     $      1,711     $        --    $      (176)   $     1,771
   Servicing income                                             --              374           2,232             --          2,606
   Gain on sale of loans                                        --               70              --             --             70
   Loan fees, net                                               --              716              --             --            716
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             236            2,871           2,232           (176)         5,163

   Other revenues                                               --              264               8            137            409
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           236            3,135           2,240            (39)         5,572

EXPENSES:
   Interest                                                    746            3,208              --           (176)         3,778
   Provision for credit losses                                  --            1,672              --             --          1,672
   Fair market write-down of residual receivable                --              995            (139)            --            856
   Salaries, wages and employee benefits                        --            4,957              --             --          4,957
   Business development costs                                   --            1,330              --             --          1,330
   Other general and administrative expenses                    57            3,455              --            137          3,649
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                           803           15,617            (139)           (39)        16,242
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority
       interest, and equity  in undistributed
       earnings (loss) of subsidiaries                        (567)         (12,482)          2,379             --        (10,670)
   Earnings (loss) of subsidiaries                         (10,161)           1,178          (1,178)        10,161             --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority
       interest and extraordinary item                     (10,728)         (11,304)          1,201         10,161        (10,670)
   Provision (benefit) for income taxes                         --               55              --             --             55
                                                        -----------    -------------    ------------   ------------  -------------
   Income (loss) before minority interest and
       extraordinary item                                  (10,728)         (11,359)          1,261         10,161        (10,725)

   Minority interest in loss of subsidiaries                    --               (3)             --             --             (3)
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                        (10,728)         (11,362)          1,201         10,161        (10,728)
   Extraordinary item - gain on extinquishment of debt       8,143               --              --             --          8,143
                                                        -----------    -------------    -- ---------   -- ---------   -- ---------
   Net income (loss)                                    $   (2,585)    $    (11,362)    $     1,201    $    10,161    $    (2,585)
                                                        ===========    =============    ============   ============   ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                      Combined
                                                                       Wholly-         Combined
                                                                        Owned            Non-
                                                      Parent          Guarantor       Guarantor
                                                      Company        Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                     -----------     ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss)                                 $  (16,454)      $ (11,845)    $    5,359    $     6,486         (16,454)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
        subsidiaries                                     12,328          (5,842)            --         (6,486)             --
      Depreciation and amortization                          --           2,709             --             --           2,709
      Provision for credit losses                            --           2,292             --             --           2,292
      Gain on retirement of senior unsecured debt           579          (1,158)            --             --            (579)
      Loss on sale of real estate acquired through
        foreclosure                                          --           1,380             --             --           1,380
      Fair value write-down of residual receivable           --           2,143             --             --           2,143
      Loans originated with intent to sell                   --        (441,223)            --             --        (441,223)
      Proceeds from sold loans                               --         374,971             --             --         374,971
      Proceeds from securitization of loans                  --          44,588             --             --          44,588
      Other                                                  --         (10,300)            --             --         (10,300)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                        (81)        (29,953)         3,019             --         (27,015)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating
      activities                                         (1,928)        (72,238)         8,378             --         (67,488)
                                                     -----------    ------------    -----------   ------------    ------------
INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --            (220)            --             --            (220)
   Loans purchased for investment purposes                   --            (189)            --             --            (189)
   Principal collections on loans not sold                   --          40,948             --             --          40,948
   Proceeds  from sale of real estate and  personal
     property acquired through foreclosure                   --           9,710             --             --           9,710
   Proceeds from sale of property and equipment              --              45             --             --              45
   Purchase of property and equipment                        --            (147)            --             --            (147)
   Loans to shareholders                                 (5,908)             --             --             --          (5,908)
   Other                                                     --          (2,867)            --             --          (2,867)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by in investing activities          (4,000)         39,572             --             --          35,572
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         557,878             --             --         557,878
   Payments on warehouse lines of credit                     --        (563,637)            --             --        (563,637)
   Retirement of senior unsecured debt                     (341)             --             --             --            (341)
   Net increase in notes payable to investors                --          (7,510)            --             --          (7,510)
   Net increase in subordinated debentures                   --          23,565             --             --          23,565
   Advances (to) from subsidiary                          9,879          (1,508)        (8,371)            --              --
   Proceeds from issuance of additional common stock         --              73             --             --              73
   Other                                                     --               7             (7)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing
     activities                                           9,538           8,868         (8,378)            --          10,028
                                                     -----------    ------------    -----------   ------------    ------------
   Net increase (decrease) in cash and cash
     equivalents                                              2         (16,090)            --             --         (16,088)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      202          25,806              1             --          26,009
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $      204       $   9,716     $        1    $        --           9,921
                                                     ===========    ============    ===========   ============    ============


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                      Wholly-       Combined
                                                                       Owned          Non-
                                                     Parent           Guarantor     Guarantor
                                                      Company       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                     -----------    -----------    -------------   ------------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                                 $    4,546        (27,276)    $      3,562    $    23,714    $      4,546
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of
        subsidiaries                                     23,714             --               --        (23,714)             --
      Depreciation and amortization                           1          2,064               --             --           2,065
      Provision for credit losses                            --          1,323               --             --            1,323
      Gain on retirement of senior unsecured debt       (29,370)            --               --             --         (29,370)
      Loss on sale of real estate acquired through
        foreclosure                                          --            355               --             --             355
      Fair value write-down of residual receivable           --          1,631               --             --           1,631
      Loans originated with intent to sell                   --       (181,944)              --             --        (181,944)
      Proceeds from sold loans                               --        163,332               --             --         163,332
      Proceeds from securitization of loans                  --         59,630               --             --          59,630
      Other                                                  --            993               --             --             993
      Changes in operating assets and liabilities
        increasing (decreasing) cash                     (1,263)        22,936          (31,940)            --         (10,267)
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by (used in) operating
      activities                                         (2,372)        43,044          (28,378)            --          12,294
                                                     -----------    -----------    -------------   ------------   -------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --         (1,815)              --             --          (1,815)
   Principal collections on loans not sold                   --         16,332               --             --          16,332
   Proceeds from sale of real estate acquired
      through foreclosure                                    --          6,637               --             --           6,637
   Proceeds from sale of property and equipment              --            199               --             --             199
   Purchase of property and equipment                        --           (549)              --             --            (549)
   Other                                                     --         (6,686)              --             --          (6,686)
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by in investing activities              --         14,118               --             --          14,118
                                                     -----------    -----------    -------------   ------------   -------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --        210,023               --             --         210,023
   Payments on warehouse lines of credit                     --       (223,437)              --             --        (223,437)
   Retirement of senior unsecured debt                  (44,871)            --               --             --         (44,871)
   Net increase in notes payable to investors                --          6,294               --             --           6,294
   Net increase in subordinated debentures                   --          2,178               --             --           2,178
   Advances (to) from subsidiary                         46,973        (76,083)          29,110             --              --
   Proceeds from issuance of additional common stock        179             (2)               2             --             179
   Other                                                     --          3,235           (3,235)            --              --
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by (used in) financing
     activities                                           2,281        (77,792)          26,877             --         (49,634)
                                                     -----------    -----------    -------------   ------------   -------------

   Net decrease in cash and cash equivalents                (91)       (20,630)          (2,501)            --         (23,222)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      196         34,215            2,502             --          36,913
                                                     -----------    -----------    -------------   ------------   -------------
   END OF PERIOD                                     $      105         13,585     $          1    $        --    $     13,691
                                                     ===========    ===========    =============   ============   =============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--CONTINGENCIES

         On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") claiming that a loan in the original principal amount of $1.1 million sold by the Company to Transamerica pursuant to an asset purchase agreement dated October 2, 1998 was not made by the Company's subsidiary in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's funds held in escrow in connection with the transaction with Transamerica. On June 5, 2000 Transamerica allowed the release from escrow to the Company of $450,000, and the balance of the escrow account, reflected on the balance sheet as restricted cash, is $5,068,723 as of September 30, 2000. On June 21, 2000, Transamerica amended its complaint to add another loan, claiming damage of "not less than $200,000," and allegations concerning servicing fee income claiming damage of "not less than $116,000." The Company intends to defend itself vigorously and seek the release of escrowed funds.

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. On March 21, 2000, Rosa and Royal Utley filled a similar suit in New Hanover County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to the Company's subsidiary, the complaints in these four cases allege participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification in any of the cases, and the Company intends to contest each case vigorously.

         On April 4, 2000, the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $356,000 allegedly due under copier equipment leases. It is not possible to evaluate the likelihood or amount of an unfavorable outcome at this stage.

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

NOTE 9--SUBSEQUENT EVENT

         On November 3, 2000, the Company entered into a $10 million warehouse line of credit agreement with PCFS Financial Services. The line bears interest at a rate of prime plus 1.75%, and is due upon demand at the discretion of PCFS Financial Services. The Company expects to begin using this facility mid-November. The line of credit will be collateralized by mortgage loan receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.

Forward-Looking Information

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to renew or replace existing credit facilities to fund loan originations, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments.

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

         The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                          For the Nine Months Ended
                                                                September 30,
                                                     ------------------------------------
                                                          2000                1999
                                                     ----------------    ----------------
                                                               (In thousands)
      Revenue                                         $       48,426     $        33,636
      Income before extraordinary items                      (17,751)            (25,301)
      Net income                                             (16,648)              4,320
      Earnings per share                                       (0.99)               0.26

         The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Results of Operations

Nine months ended September 30, 2000, compared to nine months ended September 30, 1999

         The Company recognized a net loss of $16.5 million for the nine months ended September 30, 2000 ("the 2000 period") as compared to net income of $4.5 million for the nine months ended September 30, 1999 ("the 1999 period"). Included in the net loss and net income figures for the 2000 and 1999 periods were extraordinary gains on the extinguishment of debt of $579,000 and $29.4 million, respectively. Excluding extraordinary gains, the net losses for the 2000 and 1999 periods were $17.0 million and $24.8 million, respectively. In addition, two other nonrecurring items were recorded during the 2000 period which had an affect on net income: the Company recorded a deferred tax benefit of $10.0 million, and the Company recorded $2.4 million in restructuring expenses related to the HomeSense merger.

         Total revenues for the 2000 period increased $15.5 million (67.0%) compared to the nine months ended September 30, 1999. The increase in total revenues is comprised of a $9.9 million (320.1%) increase in net loan fees, a $4.0 million (90.6%) increase in gain on sale of loans, and a $2.7 million (39.6%) increase in interest income, partially offset by a $1.5 million (19.6%) decrease in servicing income.

         The increase in net loan fees is primarily attributable to a $257.9 million (140.3%) increase in production and an increase in average loan origination fees charged, to 3.3% from 2.9%. The overall increase in production is attributable to the merger, combining the production capacity of HomeGold with that of HomeSense. The increase in average origination fees charged occurred because of a shift in the mix of wholesale and retail production, resulting from the Company's decision to end wholesale production operations as of August 1, 2000. During the 1999 period, wholesale production accounted for 45.0% of the Company's total production, and during the 2000 period, wholesale production accounted for 42.2% of the Company's total production.

         The increase in interest income resulted primarily from an $11.5 million (13.1%) increase in average loans receivable outstanding. The increase in average loans receivable outstanding relates primarily to the increase in mortgage loan production mentioned above. In addition, the Company experienced an approximate 230 basis point increase in the average yield on loans receivable outstanding.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales, partially offset by a reduction in the average premium obtained in the 2000 period compared to the 1999 period. In the 2000 period, the Company had mortgage whole loan sales of $375.0 million at an average premium of 2.3% compared to mortgage whole loan sales of $163.3 million at an average premium of 2.7% in the 1999 period. The higher sales were primarily a result of increased loan production. The Company believes the reduction in premiums received is primarily due to changes in market conditions.

         The decline in servicing income was primarily due to a decrease in average serviced loan portfolio. The reduction in the average mortgage loans serviced in the 2000 period compared to the 1999 period resulted primarily from repayments of loans in the securitized pools as well as amortization of the residual assets.

         Total expenses for the 2000 period, excluding the restructuring costs, increased $15.4 million (32.7%) compared to the nine months ended September 30, 1999. The increase in total expenses was primarily comprised of an $11.4 million (39.0%) increase in general and administrative expenses, a $2.2 million (42.8%) increase in costs related to the securitization pools, real estate owned, and portfolio credit losses, and a $1.8 million (14.1%) increase in interest expense.

         In general and administrative expenses, personnel costs increased $5.5 million (34.5%), business development costs increased $2.3 million (60.0%), and other general and administrative costs increased $3.7 million (38.2%). The increase in personnel costs resulted primarily from the combination of employees resulting from the merger. The number of employees increased from 406 at September 30, 1999 to 715 at September 30, 2000. Likewise, the increase in business development costs and other general and administrative costs are primarily attributable to the additional costs related to the merged company.

         The increase in costs related to the securitization pools, real estate owned, and portfolio credit losses include a $969,000 (73.2%) increase in the provision for credit losses, a $701,000 (32.8%) increase in costs on owned real estate and defaulted loans, and a $512,000 (31.4%) increase in the fair value adjustment on residual receivables. The increase in the provision for credit losses resulted from higher levels of loans held for investment, along with management's decision in early 2000 to record additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees, partially offset by a lower loan delinquency rate. The increase in costs on owned real estate and defaulted loans is due to higher levels of real estate acquired through foreclosure in the 2000 period over the 1999 period. These higher levels are related to seasoning of the retained portfolio and repurchases from securitized pools. Changes in valuation assumptions were required in the first nine months of 2000, primarily related to the assumed loss rates in the 1997 pools. The change in assumed loss rates, due to lower than expected actual losses, resulted in an increase in fair value of the residual receivable. However, this increase was offset by actual losses on foreclosed properties in all the securitization pools, causing the write-down of the overall residual receivable.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's average loan portfolio and the cost of borrowings that were required to fund the Company's operating losses, the combination of which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 1999 and 2000.

         The Company has recorded current tax expense of $515,000 and $675,000 for the 2000 and 1999 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The Company has also recorded a $10 million deferred tax benefit as a result of the Company's latest assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. The latest securitizations were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 1999 period, the Company recorded a $29.4 million extraordinary gain on the extinguishment of debt related to the purchase of $74.2 million of its Senior Notes. The purchase price of the Senior Notes was $42.7 million, or a weighted average of 57.5% of face value. A proportionate share of the unamortized debt origination cost ($2.1 million) relating to the issuance of the Senior Notes was charged against this gain. The extraordinary gain on the extinguishment of debt for the 2000 period was $579,000, resulting from a minor purchase of the Company's Senior Notes. At September 30, 2000, the Company had $11.2 million of Senior Notes outstanding.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

         The Company recognized net income of $1.9 million for the three months ended September 30, 2000 ("the 2000 period") as compared to a net loss of $2.6 million for the three months ended September 30, 1999 ("the 1999 period"). Included in the net income and net loss figures for the 2000 and 1999 periods were extraordinary gains of $261,000 and $8.1 million on the extinguishment of debt, respectively. Excluding extraordinary gains, the net income for the 2000 period was $1.7 million and the net loss for the 1999 period was $10.7 million. In addition, two other nonrecurring items were recorded during the 2000 period which had an affect on net income: the Company recorded a deferred tax benefit of $10.0 million, and the Company recorded $99,000 in restructuring expenses related to the merger.

         Total revenues increased $11.2 million (200.5%) for the 2000 period compared to the 1999 period. The increase in total revenues was comprised of a $6.2 million (867.3%) increase in net loan fees, a $3.5 million (4,977.1%) increase in gain on sale of loans, and a $2.0 million (113.7%) increase in interest income, partially offset by a $699,000 (26.8%) decrease in servicing income.

         The increase in net loan fees is primarily attributable to a $90.2 million (139.1%) increase in production and an increase in average loan origination fees charged, to 4.38% from 2.18%. The overall increase in production is attributable to the merger, combining the production capacity of HomeGold with that of HomeSense. The increase in average origination fees charged occurred because of a shift in the mix of wholesale and retail production, resulting from the Company's decision to end wholesale production operations as of August 1, 2000. During the 1999 period, wholesale production accounted for 48.8% of the Company's total production, and during the 2000 period, wholesale production accounted for only 19.7% of the Company's total production.

         The increase in gain on sale of loans is attributable to the unusually low loan sales related to production in the 1999 period compared to normal loan sales related to production in the 2000 period.

         The increase in interest income resulted primarily from a $42.5 million (70.4%) increase in average loans receivable outstanding. The increase in average loans receivable outstanding relates primarily to the increase in mortgage loan production mentioned above. In addition, the Company experienced an approximate 390 basis point increase in average yield.

         The decline in servicing income was primarily due to a decrease in average serviced loan portfolio. The reduction in the average mortgage loans serviced in the 2000 period compared to the 1999 period resulted primarily from repayments of loans in the securitized pools as well as amortization of the residual assets.

         Total expenses for the 2000 period, excluding the restructuring costs, increased $8.6 million (53.1%) compared to the 1999 period. The increase in total expenses was primarily comprised of a $7.8 million (115.9%) increase in general and administrative expenses and a $1.9 million (50.3%) increase in interest expense. These increases were partially offset by a $1.2 million (36.4%) decrease in costs related to the securitization pools, real estate owned, and provision for credit losses.

         In general and administrative expenses, personnel costs increased $3.5 million (70.8%), business development costs increased $806,000 (60.6%), and other general and administrative costs increased $3.5 million (120.1%). The increase in personnel costs resulted primarily from the combination of employees resulting from the merger. The number of employees increased from 406 at September 30, 1999 to 715 at September 30, 2000. Likewise, the increase in business development costs and other general and administrative costs are primarily attributable to the additional costs related to the merged company.

         The decrease in costs related to the securitization pools, real estate owned, and portfolio credit losses include a $1.0 million (61.1%) decrease in the provision for credit losses and a $347,000 (40.5%) decrease in the fair value adjustment on residual receivables, partially offset by a $185,000 (25.4%) increase in costs on owned real estate and defaulted loans. The decrease in the provision for credit losses resulted from a non-recurring adjustment of the reserve for credit losses to anticipated levels, partially offset by higher levels of loans held for investment, along with management's decision in early 2000 to record additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees, partially offset by a lower loan delinquency rate. The decrease in the fair value write-down of the residual receivables was due to a change in valuation assumptions related to the assumed loss rates in the 1997 pools. The impact of this change increased the valuation of the residual assets by $895,000. The increase in costs on owned real estate and defaulted loans is due to higher levels of real estate acquired through foreclosure in the 2000 period over the 1999 period. These higher levels are related to seasoning of the retained portfolio and repurchases from securitized pools.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's average loan portfolio and the cost of borrowings that were required to fund the Company's operating losses, the combination of which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 1999 and 2000.

         The Company has recorded current tax expense of $180,000 and $55,000 for the 2000 and 1999 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The Company has also recorded a $10 million deferred tax benefit as a result of the Company's latest assessment of the recoverability of the related deferred tax asset. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. The latest securitizations were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 1999 period, the Company recorded a $8.1 million extraordinary gain on the extinguishment of debt related to the purchase of $25.0 million of its Senior Notes. The purchase price of the Senior Notes was $16.1 million, or a weighted average of 64.7% of face value. A proportionate share of the unamortized debt origination cost ($0.7 million) relating to the issuance of the Senior Notes was charged against this gain. The extraordinary gain on the extinguishment of debt for the 2000 period was $261,000, resulting from a minor purchase of the Company's Senior Notes. At September 30, 2000, the Company had $11.2 million of Senior Notes outstanding.

Financial Condition

         Net loans receivable increased to $65.2 million at September 30, 2000 from $56.6 million at December 31, 1999. The increase in net loans receivable resulted primarily from increased production due to the merger. Average monthly loan production in 2000 to date is $49.1 million compared to average monthly loan production of $20.4 million in 1999.

         The residual receivables were $61.5 million at September 30, 2000, compared to $47.8 million at December 31, 1999. This increase resulted primarily from net residual assets of $16.0 million retained on the 2000 securitization transactions completed in June and September and an $895,000 increase in value resulting from a change in the assumed loss rates of the 1997 pools, due to lower than expected actual losses. These increases were partially offset by the amortization of the other residual assets from prior securitizations.

         Net property and equipment increased to $22.1 million at September 30, 2000, from $17.2 million at December 31, 1999, an increase of $5.6 million, which is attributable to the merger with HomeSense. Real estate and personal property acquired in foreclosure decreased to $1.8 million at September 30, 2000, from $7.7 million at December 31, 1999. This decrease resulted from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

         As a result of the merger, net excess of cost over net assets of acquired businesses increased to $20.4 million at September 30, 2000, from $1.6 million at December 31, 1999.

         The net deferred income tax asset increased from $12.0 million at December 31, 1999 to $22.0 million at September 30, 2000. The increase is the result of the Company's latest assessment of the recoverability of the net operating loss carryforwards based upon recent changes in its management team, business strategy, opportunities in the marketplace and projected conditions. Total net operating loss carryforwards are now $92.9 million. Approximately $87.7 million does not begin to expire until 2006 and beyond.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At September 30, 2000, the Company had $41.3 million outstanding under revolving warehouse lines of credit and other obligations to banks, compared with $17.8 million at December 31, 1999. At September 30, 2000, the Company had $160.8 million of CII notes payable to investors and subordinated debentures outstanding, compared with $144.8 million at December 31, 1999.

         The aggregate principal amount of outstanding Senior Notes was $11.2 million at September 30, 2000, compared to $12.1 million on December 31, 1999. In the nine months ended September 30, 2000, the Company purchased $920,000 of its Senior Notes for a purchase price of $341,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at September 30, 2000 was $2.6 million, compared to $7.8 million at December 31, 1999. This decrease is attributable to the net loss of $16.4 million for the nine months ended September 30, 2000 and the classification in shareholders' equity of a $5.8 million note receivable from a shareholder, arising from the merger. This decrease is partially offset by an increase in preferred stock and paid-in capital in excess of par value, also arising from the merger.

         In connection with the merger with HomeSense, which was effective May 9, 2000, the Company issued 6,780,944 shares of its common stock in addition to 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share), which increased the Company's shareholders' equity by approximately $17.1 million.

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

         The percentage of total serviced mortgage loans past due 30 days or more declined to 8.50% at September 30, 2000 compared to 12.43% at December 31, 1999. The Company incurred net charge-offs on retained loans of $1.8 million in the nine months ended September 30, 2000 compared to $2.2 million in net charge-offs on retained loans in the nine months ended September 30, 1999. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

         Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued and reversed when a loan is either over 150 days past due, or the loan is over 90 days past due and the loan-to-value ratio is greater than 90%, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

         The Company's allowance for loan loss as a percentage of gross loans was 6.1% at September 30, 2000 and 10.0% at December 31, 1999. The Company considers its allowance for credit losses at September 30, 2000 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience and the secured nature of most of the Company's outstanding loans.

Liquidity and Capital Resources

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $67.5 million net use of cash from operating activities in the first nine months of 2000. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on its revolving warehouse credit facilities ("Credit Facilities"), senior unsecured debt and CII investor savings notes, (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables and (vi) borrowings under warehouse lines of credit.

The Company believes that additional sources of funds are needed, including warehouse lines of credit, to meet its future liquidity requirements. No assurance can be given that these additional sources of funds can be attained.

         Cash and cash equivalents were $9.9 million at September 30, 2000, and $26.0 million at December 31, 1999. Cash used by operating activities was $67.5 million for the nine months ended September 30, 2000, compared to cash provided by operating activities of $12.3 million for the nine months ended September 30, 1999. Cash provided by investing activities was $41.4 million for the nine months ended September 30, 2000 compared to $14.1 million for the nine months ended September 30, 1999. Cash provided by financing activities was $10.0 million for the nine months ended September 30, 2000 compared to cash used in financing activities of $49.6 million for the nine months ended September 30, 1999. The increase in cash used by operating activities was principally due to operating losses incurred for the nine month period ended September 30, 2000 when compared to the same period of 1999. Cash provided by investing activities in both the nine months ended September 30, 2000 and 1999, resulted primarily from principal collections on loans not sold. The cash provided in financing activities in the nine months ended September 30, 2000, resulted primarily an increase of $23.6 million of subordinated debentures on the Company's revolving warehouse lines of credit.

         Prior to the Company's merger with HomeSense, the Company had a $100 million revolving warehouse line of credit with CIT Group/Business Credit, Inc. ("CIT") to fund its mortgage loan originations. The credit facility bears interest at prime rate plus 0.75% and matures on June 30, 2001. The credit facility contains certain covenants, including, but not limited to, covenants that require a minimum availability of $10.0 million on the line of credit and covenants that impose limitations on the Company and its subsidiaries with respect to declaring or paying dividends, minimum CII Notes outstanding, and loans and advances by HGI and CII to the Company. As of the effective date of and in connection with the Company's merger with HomeSense, the terms of the CIT line of credit were modified to reduce the maximum commitment to $50 million. The agreement stipulates incremental decreases in the maximum commitment, based on certain criteria, to $25 million at December 31, 2000. At September 30, 2000, the maximum commitment was $38 million. The maturity date, rates of interest, advance rates, and collateral requirements remain unchanged. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base adjusted for the $10.0 million minimum availability requirements would have allowed a maximum borrowing level based on eligible collateral of $5.1 million at September 30, 2000 and $18.9 million at December 31, 1999. After considering outstanding borrowings under the line of credit of $4.9 million and $17.8 million, respectively, the Company had $200,000 and $1.1 million, respectively, of immediate availability under this agreement on September 30, 2000 and December 31, 1999, based on its existing borrowing base.

         In connection with the merger, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the prime rate plus 0.25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The revolving credit agreement had an original maturity date of April 30, 2001. The revolving credit agreement was subsequently amended under an amendment and forbearance agreement whereby the lender agreed to forebear from exercising its rights on account of existing events of default and whereby the maturity date was amended to January 25, 2001. The advance rate was also amended to 97% from 100% for all loans made after October 23, 2000. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The borrowing base would have allowed a maximum borrowing level based on eligible collateral of $21.8 million at September 30, 2000. After considering outstanding borrowings under the line of credit of $21.8 million, the Company had no immediate availability under this agreement at September 30, 2000.

         Prior to the merger, HomeSense had a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bears interest at the prime rate plus 0.75%. At September 30, 2000, the Company had outstanding purchased mortgages of $10.9 million on the facility. The Company received a notice of termination of the facility on September 19, 2000. The termination notice reduces the commitment amount in five phases leading to full termination of the facility on December 31, 2000. At September 30, 2000, the maximum commitment was $15.0 million.

         The Company believes that no event of default has occurred on its warehouse lines of credit for which it has not obtained a waiver or forbearance.

         On November 3, 2000, the Company entered into a $10 million warehouse line of credit agreement with PCFS Financial Services. The lender has indicated that future increases in the commitment amount will be considered based upon satisfactory performance of the line of credit

         The Company is currently pursuing warehouse credit facilities to replace the expiring facilities discussed above. In the event these efforts ultimately prove unsuccessful, the Company's operations could be materially and adversely affected.

         The Company assumed an operating line of credit of $1,860,000 with Branch Banking & Trust Company ("BB&T") in connection with the merger. The line is secured by a $1.0 million certificate of deposit held by the bank. Monthly principal and interest payments are payable for twenty-four months beginning July 5, 2000. The line bears interest at LIBOR plus 2.5%.

         The Company also assumed a mortgage note of $2.0 million with Bank of America, N.A. in connection with the merger. The note was scheduled to mature on November 2, 2000. The Company has received a commitment from Bank of America to extend the loan maturity date to March 2, 2001. The note bears interest at the prime rate plus 1.5%. The note is secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a parcel of real estate investment property.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At September 30, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank pari passu in right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $74.5 million face amount of its Senior Notes in 1999 and $920,000 in the first nine months of 2000. At September 30, 2000 and December 31, 1999, $11.2 million and $12.1 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At September 30, 2000 and at December 31, 1999, CII had an aggregate of $141.8 million and $127.1 million of investor notes outstanding, respectively, and an aggregate of $19.1 million and $17.7 million, respectively, of subordinated debentures. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have original maturities of one or two years.

         Total shareholders' equity at September 30, 2000 was $2.6 million, compared to $7.8 million at December 31, 1999. This decrease is attributable to the net loss of $16.4 million for the nine months ended September 30, 2000 and the classification in shareholders' equity of a $5.8 million note receivable from a shareholder, arising from the merger. This decrease is partially offset by an increase in preferred stock and paid-in capital in excess of par value, also arising from the merger.

         In connection with the merger with HomeSense, which was effective May 9, 2000, the Company issued 6,780,944 shares of its common stock in addition to 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share), which increased the Company's shareholders' equity by approximately $17.1 million.

         The Company's primary objective in 2000 is to ensure adequate levels of liquidity as the Company increases loan originations. The Company plans to continue to generate cash through whole loan sales. These sales will generate cash that can be used to fund operating losses, or to fund declines in investor notes that could occur. The Company plans to operate more like a mortgage banker that originates and either sells or securitizes loans, retaining only a small portfolio of loans. Management believes that, based on its present level of liquidity combined with its borrowing availability under the warehouse lines of credit, additional sources of operating capital will be needed to support the 2000 operating plan. The Company continually evaluates the need to establish other sources of capital, and will pursue those it considers appropriate based upon its need and market conditions.

Loan Sales and Securitizations

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the nine months ended September 30, 2000 and 1999, the Company sold $375.0 million and $163.3 million of mortgage loans, respectively.

         Securitization transactions were completed in the nine months ended September 30, 2000 and 1999 totaling $64.5 million and $59.6 million respectively. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $61.5 million and $47.8 million, net of allowances, at September 30, 2000 and December 31, 1999, respectively.

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

         The Company generally retains the right to service the loans it securitizes. However, the Company released servicing rights for the two securitization transactions completed during 2000. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds.

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

         The Company's net deferred tax asset of $22.0 million at September 30, 2000 reflects a gross deferred tax asset of $32.7 million with a related valuation allowance of $10.7 million. The amount of the net deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax asset would be realized. Should the Company deem that the realization of the benefit of the deferred tax asset is unlikely, the asset would then be adjusted to its estimated net realizable value. The Company had a federal NOL of approximately $87.7 million at September 30, 2000. Approximately $90.5 million does not begin to expire until 2006 and beyond.

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

Hedging Activities

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. While no hedging strategy is currently being utilized, the Company's interest rate hedging strategy may include shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant open hedging positions at either September 30, 2000 or December 31, 1999.

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

         The Company's strategy for 2000 is to sell its loans within one month of production. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions as of September 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.           Legal  Proceedings

                      On February 26, 1999, the Company received notification from Transamerica Small Business Capital, Inc. ("Transamerica") claiming that a loan in the original principal amount of $1.1 million sold by the Company to Transamerica pursuant to an asset purchase agreement dated October 2, 1998 was not made by the Company's subsidiary in accordance with stated representations. Transamerica has filed an action in the Circuit Court of Cook County, Illinois seeking to recover the loan amount from the Company's funds held in escrow in connection with the transaction with Transamerica. On June 5, 2000 Transamerica allowed the release from escrow to the Company of $450,000, and the balance of the escrow account, reflected on the balance sheet as restricted cash, is $5,068,723 as of September 30, 2000. On June 21, 2000, Transamerica amended its complaint to add another loan, claiming damage of "not less than $200,000," and allegations concerning servicing fee income claiming damage of "not less than $116,000." The Company intends to defend itself vigorously.

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. On March 21, 2000, Rosa and Royal Utley filled a similar suit in New Hanover County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to the Company's subsidiary, the complaints in these four cases allege participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification in any of the cases, and the Company intends to contest each case vigorously.

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

Item 2.           Changes in Securities
                      None

Item 3.           Defaults Upon Senior Securities

                      No event of default has occurred for which the Company has not obtained a waiver or forbearance.

Item 4.           Submission of Matters to a Vote of Security Holders

                      None.

Item 5.           Other Information

                      Pursuant to the HomeSense merger agreement, various representations, warranties and covenants were made by the parties to the merger. Allegations have been made to the effect that each of the parties to the merger has failed in some respects to fully comply with its obligations under the merger agreement. The Board of Directors is investigating each of these

                      On September 29, 2000 Larry D. Gosnell was appointed Chief Financial Officer of the Company and on November 14, 2000 Mr. Gosnell resigned from this position.

                      allegations and will attempt to resolve such allegations in a manner which is fair to the parties and in the best interests of all of the shareholders of HomeGold.

Item 6.           Exhibits and Reports on Form 8-K

                      a)    Exhibits

                            10.12 First Amendment to Credit Agreement, Household Commercial Financial
                                          Services, Inc., dated May 30, 2000.

                            10.13 Second Amendment to Credit Agreement, Household Commercial Financial
                                          Services, Inc., dated September 20,
                                          2000.

                            10.14 Third Amendment to Credit Agreement and Forbearance Agreement, Household Commercial Financial Services, Inc., dated October 25, 2000.

                            27.1          Financial Data Schedule.


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


                                           HOMEGOLD FINANCIAL, INC.

Date: November 14, 2000
                                          By:     \s\ Ronald J. Sheppard
                                                  -------------------------------------------
                                                  Ronald J. Sheppard.
                                                  Chief Executive Officer


Date:  November 14, 2000
                                          By:     \s\ William E. Long
                                                  -------------------------------------------
                                                  William E. Long
                                                  Executive Vice President
