Form 10-K
period 2000-12-31
HOMEGOLD FINANCIAL INC
filed 2001-04-17
CIK 277028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to__________________

Commission File No. 000-08909

                            HOMEGOLD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


          South Carolina                                57-0513287
------------------------------------     ---------------------------------------
  (State or other jurisdiction of
   incorporation or organization)          (I.R.S. Employer Identification No.)


 3901 Pelham Road, Greenville, South Carolina             29615
----------------------------------------------         -----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 864-289-5000

Securities registered under Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on which registered
---------------------------------  ---------------------------------------------
            None                                     None

             Securities registered under Section 12(g) of the Act:

                              Title of Each Class
--------------------------------------------------------------------------------
       Series A Non-convertible Preferred Stock, par value $1.00 per share
                         Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2001, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $5.8 million.

As of March 31, 2001, 16,810,149 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for July 11, 2001 to be filed not later than 120 days after December 31, 2000 is incorporated by reference into Part III hereof.

                                     PART I

Item 1.   BUSINESS

GENERAL

     HomeGold Financial, Inc. , together with its subsidiaries (collectively, "HGFN" or "the Company"), is a specialty finance company primarily engaged in the business of originating, selling, and servicing sub-prime first and second-lien residential mortgage loan products ("Mortgage Loans"). Prior to November 1998, the Company also engaged in the business of originating, selling, securitizing and servicing small-business loan products partially guaranteed by the United States Small Business Administration ("SBA") and small-business loans collateralized by accounts receivable and inventory and mezzanine loans (collectively, "Small-Business Loans"). Prior to March 1998, the Company also engaged, to a lesser extent, in making auto loans ("Auto Loans").

     The Company commenced its lending operations in 1991 with the acquisition of Carolina Investors, Inc. ("CII"), a small South Carolina mortgage lender, which had been in business since 1963. Since such acquisition, the Company has significantly expanded its lending operations. During the years 2000, 1999, and 1998, the Company originated $597.0 million, $234.0 million, and $785.3 million of loans, respectively. HomeGold Financial, Inc.'s major operating subsidiaries are HomeGold, Inc. and Carolina Investors, Inc.

     On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. The merger was consumated on May 9th 2000, and is described below under the heading "Merger with HomeSense Financial Corp."

     In August, 2000, the Company closed its wholesale loan origination operations. In the first seven months of 2000 and in the year ended December 31, 1999, loan originations generated by the wholesale brokers represented approximately 33% and 46.9%, respectively, of the Company's total production. However, wholesale loans produced much smaller margins compared to loans originated through the Company's retail origination channels. In addition, the availability of warehouse funding for higher-margin retail production was limited by the volume of wholesale production being funded on the warehouse lines.

MERGER with HOMESENSE FINANCIAL CORP.

     On May 9, 2000, HomeSense Financial Corporation and certain of its affiliated companies ("HomeSense") were merged into HomeGold, Inc., a wholly owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

     HomeSense was a privately owned specialized mortgage company headquartered in Lexington, South Carolina that originated and sold mortgage loans in the sub-prime mortgage industry. Its principal loan product was a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated its loan volume through a direct retail branch network of eight offices, as well as through centrally-provided telemarketing lead, direct mail, and television advertising. HomeGold, Inc. has continued the business of HomeSense after the merger.

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of both HomeGold, Inc. and the Company. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

     After the merger was consummated, certain differences arose between the parties to the merger regarding the warranties and representations in the merger agreement. These differences were resolved in February 2001 by an agreement between Mr. Sheppard and HGFN pursuant to which Mr. Sheppard agreed to remain a guarantor with respect to certain indebtedness HomeGold, Inc. assumed from HomeSense in the merger and pursuant to which options for HGFN stock issued to Mr. Sheppard in the merger were cancelled. In addition, a mutual indemnity agreement between HGFN and Mr. Sheppard was cancelled.

     The following summarized unaudited pro forma financial information for the combined companies assumes the acquisition had occurred on January 1 of each year:

                                               For the Years Ended December 31,
                                            ------------------------------------
                                                 2000                1999
                                            ----------------    ----------------
                                                          (In thousands)
      Revenue                                 $      57,477     $        53,045
      Income before extraordinary items             (30,585)            (29,574)
      Net income                                    (30,006)              4,320
      Earnings per share                              (1.41)              (0.01)

       The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

MORTGAGE LOAN PRODUCTS

OVERVIEW

         The Company provides Mortgage Loan products primarily to owners of single family residences who use the loan proceeds for such purposes as refinancing, debt consolidation, home improvements and educational expenditures. The Company believes the sub-prime mortgage market is highly fragmented.

         Substantially all of the Mortgage Loans are made to sub-prime borrowers. These borrowers generally have limited access to credit, or are considered credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines, as compared to the Company, to approve and fund loans. Loan applications of sub-prime borrowers are generally characterized by one or more of the following: (1) limited or unfavorable credit history, including bankruptcy, (2) problems with employment history, (3) insufficient debt coverage, (4) self-employment or (5) inadequate collateral.

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

         In 2000, 82% of the Mortgage Loans the Company originated were secured by first-liens. These first-lien Mortgage Loans had an average principal balance of approximately $82,000, a weighted average interest rate of approximately 9.81% and an average loan-to value ("LTV") ratio of 81%.

         Approximately 18% of the Mortgage Loans originated by the Company in 2000 were secured by a second-lien Mortgage Loan, some of which were to the same borrower as the first-lien mortgage loan. First and second mortgage combinations resulted in combined LTV ratios that averaged 113% on these loans and may be as high as 125% under the Company's guidelines. Such second-lien Mortgage Loans originated during 2000 had an average principal balance of approximately $31,000 and a weighted average interest rate of approximately 12.97%.

         In order to reduce the Company's credit risk, second-lien Mortgage Loans with a combined LTV ratio greater than 100% are generally pre-approved and pre-underwritten by a third party and generally sold without recourse on a whole loan basis with certain representations and warranties. Second-lien Mortgage Loans with a combined LTV ratio less than 100% are underwritten by the Company. These loans are generally sold on a whole loan basis without recourse. No assurance can be given that any second-lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 2000 and 1999, the Company had retained $17.1 million and $9.5 million, respectively, of second-lien mortgage loans on its balance sheet. During 2000, the Company included certain second mortgages in its securitization. The Company may choose to include second mortgage products in future securitizations.

     The Company has invested significantly in technology and the training of personnel to improve and expand its underwriting, servicing, and collection functions. The Company believes its current operations are capable of supporting increases in both loan origination volume and securitization servicing capacity with only modest increases in fixed expenses.

MORTGAGE LOAN ORIGINATION

     The Company reaches targeted customers for its Mortgage Loan products on a retail basis using a combination of direct mail, telemarketing, and television advertising. Responses are directed through the Company's call centers in Greenville and Lexington, South Carolina and Cincinnati, Ohio. The Company conducts its mortgage lending operations in 46 states.

The following table sets forth mortgage loan originations by channel for the period indicated:

                          Loan Originations by Channel

                                                                   Year Ended December 31, 2000
                                                     ---------------------------------------------------------
                                                       1ST Mortgage         2ND Mortgage
                                                          Loans                Loans               Total
                                                     -----------------    -----------------    ---------------
                                                                       (Dollars in thousands)

Retail
   Loan originations                                 $        316,740     $         82,490     $      399,230
   Average principal balance per loan                $             84     $             36     $           66
   Weighted average initial LTV ratio                           81.93  %             116.6  %           72.22  %
   Weighted average coupon rate                                  9.95  %             13.41  %           10.66  %
Wholesale
   Loan originations                                 $        174,359     $         23,076     $      197,435
   Average principal balance per loan                $             77     $             21     $           56
   Weighted average initial LTV ratio                           79.35  %            102.47  %           72.95  %
   Weighted average coupon rate                                  9.54  %             11.35  %            9.74  %
Total
   Loan originations                                 $        491,099     $        105,566     $      596,665
   Average principal balance per loan                $             82     $             31     $           63
   Weighted average initial LTV ratio                           81.01  %            113.21  %            72.5  %
   Weighted average coupon rate                                  9.81  %             12.97  %           10.36  %

     RETAIL OPERATION. Since 1996, the Company has focused a significant portion of its resources in developing its retail loan products and in developing its related delivery systems. In August 2000 the Company closed its wholesale mortgage origination division, focusing its production efforts on retail originations. Focusing on retail production allows the Company to more efficiently utilize its financing sources for higher-margin Mortgage Loan products. In 2000, retail Mortgage Loan originations represented 67% of the Company's total Mortgage Loan originations compared to 53% and 56% in 1999 and 1998, respectively. Retail Mortgage Loan originations during 2000, 1999, and 1998, totaled $399.2 million, $124.2 million, and $371.1 million, respectively. The Company believes that its retail operation has significant long-term profit potential because it expects that the origination and other fees (typically paid to the broker-originators) will more than offset the infrastructure expenses associated with operating a retail operation once planned efficiency levels are reached. The Company also believes that the retail operation allows more Company control over the underwriting process and its borrower relationship. The retail operation also reduces reliance on wholesale sources, while building brand recognition.

Unlike many of its competitors (particularly sub-prime mortgage lenders that began operations as traditional finance companies), the Company markets its retail lending operations in large part using direct mail, telemarketing, and television advertising methods. Compared to a traditional "bricks and mortar" retail approach in which loans are originated out of local, walk-in retail offices, the Company believes that this strategy allows it to target different areas of the country more quickly, depending on the economic, demographic, and other characteristics that may exist at a particular point in time. The Company also believes that this strategy avoids the expense typically associated with multiple physical locations. The Company currently has three central origination production locations in order to take advantage of multiple labor pools and time zones for more efficient telephone marketing.

     WHOLESALE LENDING OPERATION. As noted above, in August 2000, the Company closed its wholesale mortgage origination division. Although wholesale originations made up a substantial portion of the Company's total origination volume, the margins derived from wholesale production were much smaller than those derived from retail production. Total wholesale originations had decreased in each of the prior two years. The Company attributes this reduction to the high employee turnover rates and tightening of underwriting guidelines.

     All of the Mortgage Loans originated on a wholesale basis by the Company were originated through mortgage brokers with whom the Company had developed continuing relationships. As a wholesale originator of Mortgage Loans, the Company funded the Mortgage Loans at closing. In the first seven months of 2000, wholesale Mortgage Loan originations represented 33% of the Company's total Mortgage Loan originations, compared to 47% and 44% in 1999 and 1998, respectively. Wholesale Mortgage Loan originations during 2000, 1999, and 1998 totaled $197.4 million, $109.8 million, and $288.3 million, respectively.

     GEOGRAPHIC DIVERSIFICATION. Since the Company commenced its retail mortgage operations in 1996, it has significantly expanded its geographic presence. During 2000, 1999, and 1998, Mortgage Loan originations by state were as shown below:

                                                (Dollars in thousands)

         State               2000           %                1999           %                1998           %
  --------------------    -----------    --------         -----------    --------         -----------    --------
  South Carolina       $      74,320        12.5  %    $      25,180        10.8  %    $      87,435        13.3  %
  North Carolina              46,135         7.7              33,945        14.6             108,714        16.4
  Alabama                     45,713         7.7                  --          --                  --          --
  Georgia                     45,138         7.6              10,751         4.6              34,725         5.3
  Virginia                    32,193         5.4              13,851         5.9              28,836         4.4
  Mississippi                 30,684         5.1               5,214         2.2              19,523         3.0
  Florida                     30,306         5.1              10,487         4.5              43,698         6.6
  Tennessee                   30,240         5.1              12,163         5.2              30,538         4.6
  New Jersey                  22,916         3.8                  --          --                  --          --
  Louisiana                   20,623         3.5              12,239         5.2              33,238         5.0
  Ohio                        19,616         3.3              10,960         4.7              19,643         3.0
  Michigan                    18,593         3.1              10,392         4.4              29,461         4.5
  West Virginia               14,771         2.5                  --          --                  --          --
  Pennsylvania                14,380         2.4              13,616         5.8              28,425         4.3
  Arizona                     13,132         2.2                  --          --                  --          --
  Missouri                    12,747         2.1               7,932         3.4              22,864         3.5
  Maryland                    12,715         2.1                  --          --                  --          --
  Indiana                     10,647         1.8               3,465         1.5              20,700         3.1
  Washington                  10,252         1.7                  --          --                  --          --
  Illinois                     9,080         1.5               9,178         3.9              28,479         4.3
  Kentucky                     8,776         1.5                  --          --                  --          --
  California                   8,650         1.4                  --          --                  --          --
  New Mexico                   7,701         1.3                  --          --                  --          --
  Maine                        6,045         1.0                  --          --                  --          --
  All other states            51,292         8.6              54,632        23.3             123,165        18.7
                          -----------    --------         -----------    --------         -----------    --------
     Total             $     596,665       100.0  %    $     234,005       100.0  %    $     659,444       100.0  %
                          ===========    ========         ===========    ========         ===========    ========

LOAN UNDERWRITING

     In the application and approval process associated with the Company's retail Mortgage Loan operations, a loan officer finds potential borrowers through leads generated by the Company's marketing efforts. After obtaining an initial loan application, additional information is compiled and gathered and forwarded to the underwriting department for approval. The underwriting department generally completes its review within one business day after procurement of all necessary documentation. Upon approval by the underwriting department, the loan is generally forwarded by the loan closing department to an attorney or title company for closing.

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

     The following table provides a general overview of the Company's principal underwriting criteria for first Mortgage Loans, set forth according to internal product types:

                                              Internal Product Type - First Mortgages

                             --------------    --------------    --------------   --------------    --------------    --------------

                                  AA                 A                A-                B                 C                 D
                             --------------    --------------    --------------   --------------    --------------    --------------

Existing mortgage            No   30   day     Maximum    of     Maximum    of    Maximum    of     Maximum    of     Cannot  be in
(maximum historical          late              one   30  day     two   30  day    three  30 day     four  30  day     foreclosure
delinquencies)               payments   in     late  payment     late             late              late
                             the  last  24     in   last  12     payments   in    payments   in     payments   in
                             months            months;   and     last       12    the  last  12     the  last  12
                                               one   60  day     months;   and    months;           months;
                                               late  payment     one   60  day    maximum    of     maximum    of
                                               in  the  last     late  payment    one   60  day     one   60  day
                                               24 months         in  the  last    late  payment     late  payment
                                                                 24 months        in  the  last     in  the  last
                                                                                  24 months         12    months;
                                                                                                    maximum    of
                                                                                                    one   90  day
                                                                                                    late  payment
                                                                                                    in  the  last
                                                                                                    24 months

Other credit history         Maximum    of     Maximum    of     Maximum    of    Maximum    of     30,  60,  and     No criteria
(maximum historical          two   30  day     one   60  day     one   60  day    one   90  day     90+ day  late
delinquencies)               late              late  payment     late  payment    late  payment     payments
                             payments   in     in  the  last     in  the  last    in  the  last     acceptable,
                             the  last  24     24    months,     24    months,    24 months         provided
                             months            with  minimal     with  minimal                      that      the
                                               30  day  late     30  day  late                      borrower  has
                                               payments   in     payments   in                      at      least
                                               the  last  24     the  last  24                      minimal
                                               months            months                             favorable
                                                                                                    credit
                                                                                                    history

Bankruptcy filings           None  in past     None  in past     None  in past    None  in past     None  in past     No criteria
                             3 years           3 years           3 years          2 years           year
Maximum debt service to
income ratio (1)             45%               45%               45%              45%               50%               50%

Maximum LTV ratio:
    Owner occupied           100%              100%              90%              85%               80%               70%
    Non-owner occupied       80%               75%               75%              70%               65%               No product

----------
(1) Maximum debt service to income ratio may increase by 5% in each category (except AA loans) if disposable income meets certain thresholds.

     The following table provides a general overview of the Company's principal underwriting criteria for second Mortgage Loans, set forth according to internal product types:

                                                  Internal Product Type - Second Mortgages

                               ---------------------    --------------------    ------------------------    ---------------
                               Piggyback Less Than       Piggyback Greater       125% CLTV Preapproval      Personal Home
                               or Equal to $15,000         Than $15,000                Required                  Loan
                               ---------------------    --------------------    ------------------------    ---------------
Existing mortgage              No   30   day   late     Maximum  of  one 30     No    30    day    late     Maximum     of
(maximum historical            payments  in last 12     day  late   payment     payments   in  last  12     one   30   day
delinquencies)                 months;  Maximum  of     in last 12 months       months                      late   payment
                               two  30   day   late                                                         in   last   12
                               payments  in  months                                                         months
                               13 through 24

Other credit history           Maximum  of three 30     Maximum  of  two 30     N/A                         Maximum     of
(maximum historical            day  late   payments     day  late  payments                                 two   30   day
delinquencies)                 in last  12  months;     in last 12  months,                                 late  payments
                               Maximum  of  five 30     unless       credit                                 in   last   12
                               day  late   payments     score  is   greater                                 months,
                               in     months     13     than 650                                            unless  credit
                               through 24;  Maximum                                                         score       is
                               of one  60 day  late                                                         greater   than
                               payment                                                                      650

Bankruptcy filings             None                     None in past  three     None  in   past   seven     None  in  past
                                                        years                   years                       three years
Maximum debt service to
income ratio (1)               45%                      45%                     45%                         45%

Maximum LTV ratio              100%                     100%                    125%                        100%

----------
(1) Maximum debt service to income ratio may increase by 5% on Piggybacks greater than $15,000 and on Personal home loans if disposable income meets certain thresholds.

     The following tables provide information regarding the Company's first and second-lien Mortgage Loan originations by credit classification for the years ended December 31, 2000 and 1999:

                   Loan Originations by Credit Classification
                          Year Ended December 31, 2000
                             (Dollars in Thousands)

                                                         Internal Loan Classification
                                 -------------------------------------------------------------------------------
                                 AAA/AA/A/A-           B               C               D              Totals
                                 ------------     ------------    ------------     -----------     -------------
First-Lien Mortgage Loans
Amount                           $   265,070      $   155,804     $    52,458      $   14,693      $    488,025
Percentage                             54.31  %         31.93  %        10.75  %         3.01  %          100.0  %
Weighted average coupon                 9.56              9.9            10.5           10.11              9.79
Weighted average LTV ratio             82.18            80.17            78.6           77.66             81.03

Second-Lien Mortgage Loans
Amount                           $    82,364      $    20,436     $     3,668      $    2,172      $    108,640
Percentage                             75.81  %         18.81  %         3.37  %         1.99  %          100.0  %
Weighted average coupon                13.06            12.65           11.72           12.01             12.95
Weighted average LTV ratio            116.02            105.6          108.00          106.46            113.04

                                            Loan Originations by Credit Classification
                                                   Year Ended December 31, 1999
                                                       (Dollars in Thousands)

                                                            Internal Loan Classification
                                 -------------------------------------------------------------------------------
                                   AA/A/A-             B               C                D             Totals
                                 ------------     ------------    ------------     ------------    -------------
First-Lien Mortgage Loans
Amount                           $   149,516      $    12,446     $    10,071      $     2,898     $    174,931
Percentage                              85.5  %           7.1  %          5.7  %           1.7  %         100.0  %
Weighted average coupon                 10.1             11.3            12.0             11.9             10.4
Weighted average LTV ratio              85.2             78.8            75.0             74.4             82.3

Second-Lien Mortgage Loans
Amount                           $    57,079      $       580     $       120      $       159     $     57,938
Percentage                              98.5  %           1.0  %          0.2  %           0.3  %         100.0  %
Weighted average coupon                 13.9             14.2            14.1             14.8             14.3
Weighted average LTV ratio             110.2             84.8            81.1             90.0            112.2

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

     Whole loan cash sales represent loans generally packaged in pools of $1.0 million to $5.0 million. Historically, the Company has sold its Mortgage Loans "servicing released" (i.e., without retention of the servicing rights and associated revenues) and on a non-recourse basis, with certain representations and warranties. The Company is required to repurchase any loan if it is subsequently determined that any representation and warranty made with respect to such loan was untrue.

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

     The following table sets forth for the periods indicated, Mortgage Loans securitized and Mortgage Loans sold on a whole loan basis and Mortgage Loans originated:

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                               2000                 1999                 1998
                                                          ----------------     ----------------    -----------------
                                                                             (Dollars in thousands)
Mortgage loans securitized                                $       64,330       $        59,630      $        90,352
Mortgage loans sold                                              517,295               220,382              625,480
                                                             ------------         -------------        -------------
Total Mortgage loans sold or securitized                  $      581,625       $       280,012      $       715,832
                                                             ============         =============        =============
Total Mortgage loans originations                         $      596,665       $       234,005      $       659,444
Mortgage loans sold or securitized as a % of Total
      Mortgage loan originations                                      97  %                120  %               108  %

     In connection with the sale of Mortgage Loans prior to 1998, the Company received premiums ranging from 2% to 6% of the principal amount of the Mortgage Loans being sold, depending on prevailing interest rates and the terms of the loans. During 2000, 1999, and 1998, the weighted average premiums (discount) on the whole loan sales of mortgage loans were 1.93%, 2.03%, and (.40)%, respectively. For the years ended December 31, 2000, 1999, and 1998, gains recognized by the Company in connection with the whole loan sales of Mortgage Loans were $9.8 million, $6.2 million, and $9.5 million, respectively. In 1999 average premiums were impacted by industry difficulties that occurred in the fourth quarter of 1998. In the fourth quarter of 1998, the industry, which had been securitizing much of its loans during 1997 and most of 1998, began offering most of its loans to investors in the whole loan sale market. This shift occurred because securitization became less attractive as the corporate interest rate spreads required by investors increased.

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

     In 2000, the company completed two securitizations totaling $64.3 million of loans. These securitizations consisted primarily of first and second mortgages, and resulted in additional liquidity in 2000 of $50.5 million. Both 2000 securitizations consisted primarily of mortgage loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

     During 2000, the Company primarily sold its loans on a whole-loan, servicing released basis, although it did complete two securitization transactions during the year. The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company believes that it will continue to securitize, as well as whole loan sell, in 2001.

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

     The Company serves as master servicer for all of the mortgage loan securitizations which it has to date except the 2000 securitizations. In connection with such securitizations, the Company's servicing operation was reviewed by the rating agencies which rated the bonds issued in connection with such securitizations.

     Because the Company did not retain servicing rights on the 2000 securitizations, completed only one securitization during 1999, and sold the majority of loans originated on a "servicing released" basis, the servicing portfolio has declined from $550.3 million at December 31, 1998, to $283.6 million at December 31, 2000.

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

     When a loan is 150 days past due, generally, it is placed on non-accrual status and the Company initiates foreclosure proceedings. In connection with such foreclosure, the Company reviews the loan and the facts surrounding its delinquency, and may reappraise the underlying property. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The residential real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $1.3 million, $7.7 million, and $5.9 million at December 31, 2000, 1999, and 1998, respectively.

         The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its Securitized Mortgage Loans serviced:

                                                                           Year Ended December 31,
                                                               ------------------------------------------------
                                                                   2000              1999             1998
                                                               -------------     -------------    -------------
                                                                           (Dollars in Thousands)
Total serviced Mortgage Loans (period end) (1)                 $    335,881      $    408,529     $    550,304
Serviced Mortgage Loans (period end) (2)                            335,881           408,529          550,304
Average serviced Mortgage Loans (2)                                 407,786           488,057          743,362

Delinquency (period end)
   30-59 days past due:
      Principal balance                                        $      6,622      $     16,461     $     28,174
      % of serviced Mortgage Loans (2)                                  2.0   %          4.03  %          5.12  %
   60-89 days past due:
      Principal balance                                        $      2,647      $      5,325     $      8,647
      % of serviced Mortgage Loans (2)                                  0.8   %          1.30  %          1.57  %
   90 days or more past due:
      Principal balance                                        $     16,014      $     28,997     $     38,109
      % of serviced Mortgage Loans (2)                                  4.8   %          7.10  %          6.93  %
   Total delinquencies:
      Principal balance                                        $     25,283      $     50,783     $     74,930
      % of serviced Mortgage Loans (2)                                  7.5   %         12.43  %         13.62  %

Real estate owned (period end)                                 $      1,281      $      7,673     $      5,881
Net charge-offs                                                       1,990             3,686            6,842
% of net charge-offs to average serviced Mortgage Loans                 .49   %          0.75  %          0.92  %

(1) Includes loans subserviced for others, where the Company has no credit risk.
(2) Does not include loans subserviced for others, where the Company has no credit risk.

         Since substantially all of the Company's loans are to sub-prime borrowers who have limited access to credit or who may be considered credit-impaired by conventional lending standards, the percentage of the Company's loans past due is expected to be higher than a financial institution that provides loans to prime borrowers.

SMALL BUSINESS LOAN PRODUCTS

         The Company sold substantially all of the assets of the small business loan operations to TransAmerica Small Business Capital, Inc. ("TransAmerica") in the fourth quarter of 1998 and the Company no longer offers the small business loan products. The Small Business Loan Unit realized net income in 1998 of $11.0 million. Included in the 1998 net income was a $19.0 million pre-tax gain on sale of the Small Business Loan Unit's net assets.

AUTO LOAN PRODUCTS

         The Company sold substantially all of the assets of the auto loan unit on March 19, 1998 for $20.4 million, the approximate book value of the assets. The Company no longer offers auto loans as one of its financial products. Prior to the sale of the auto loan assets in 1998, the auto loan unit recorded a net loss of $110,000.

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

EMPLOYEES

     At December 31, 2000, the Company employed a total of 693 full-time equivalent employees.

Item 2.   PROPERTIES

     The Company's headquarters are located at 3901 Pelham Road, Greenville, South Carolina and are owned by the Company. At December 31, 2000, the Company owned five offices and leased ten offices. None of the leases, considered separately or collectively, are believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes.

Item 3.   LEGAL PROCEEDINGS

     On April 4, 2000, the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $356,000 allegedly due under copier equipment leases. It is not possible to evaluate the likelihood or amount of an unfavorable outcome at this stage.

     On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's affiliate HomeGold, Inc. and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. On March 21, 2000, Rosa and Royal Utley filed a similar suit in New Hanover County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to HomeGold, Inc., the complaints in these four cases allege participation by HomeGold, Inc. in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certified in any of the cases, and HomeGold Inc. has contested, and will continue to contest each case vigorously.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock presently is traded on the National Association of Stock Dealers (NASD) Over the Counter Bulletin Board (OTCBB) under the symbol "HGFN". Until April 20, 2000, the common stock was traded on the NASDAQ National Merchant System (NNM).

         The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported on the OTCBB, and prior to April 20, 2000, the high and low sales price on the NNM.

                                                      High             Low
                                                 -------------    -------------
         Year Ended December 31, 1999
         First Quarter                           $       2.22     $       0.34
         Second Quarter                          $       1.94     $       1.06
         Third Quarter                           $       1.50     $       0.97
         Fourth Quarter                          $       1.25     $       0.63

         Year Ended December 31, 2000
         First Quarter                           $       1.75     $       1.00
         Second Quarter                          $       1.15     $       0.25
         Third Quarter                           $       0.94     $       0.38
         Fourth Quarter                          $       0.72     $       0.22

         On March 31, 2001, the closing price for the Company's common stock was $0.344. As of March 31, 2001, the Company had 16,810,149 outstanding shares of common stock held by 392 stockholders of record.

         No dividends on common stock were paid or declared during 2000 or 1999, and no dividends are expected to be paid on the common stock for the foreseeable future. The Indenture pertaining to the Company's 10-3/4% Senior Notes places certain restrictions on the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources" which discussion is incorporated herein by reference.

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

                                                                            At and for the Years Ended December 31,
                                                             2000           1999             1998          1997            1996
                                                         -------------   ------------     -----------  --------------   ------------
                                                                                    (Dollars in thousands)
Statement of Income Data:
   Interest income                                       $     12,192    $      8,286    $     35,075   $     34,008    $    17,908
   Servicing income                                             7,397           9,813          12,239          8,514          3,274
   Gain on sale of loans:
      Gross gain on sale of loans                               9,801           6,216           9,472         52,828         23,815
      Loan fees, net                                           16,430           3,313          11,745         30,207          4,150
                                                         -------------   -------------   -------------  -------------   ------------
         Total gain on sale of loans                           26,231           9,529          21,217         83,035         27,965
   Gain on sale of subsidiaries' net assets (1)                    --              --          18,964             --             --

   Other revenues                                               1,735           1,609           4,230          1,399          1,241
                                                         -------------   -------------   -------------  -------------   ------------
         Total revenues                                        47,555          29,237          91,725        126,956         50,388

   Interest expense                                            19,448          16,338          35,968         25,133         11,021
   Provision for credit losses                                  3,159           3,339          11,906         10,030          5,416
   Costs on real estate owned and defaulted loans               3,451           3,018           2,665            876            380
   Fair market value adjustment on residual receivable          2,279           3,327          13,638             --             --
   Restructuring charges (2)                                    1,469              --           6,838             --             --
   General and administrative expenses                         57,592          38,286          93,701         83,408         23,110
                                                         -------------   -------------   -------------  -------------   ------------
         Total expenses                                        87,398          64,308         164,716        119,447         39,927
                                                         -------------   -------------   -------------  -------------   ------------

      Income (loss) from operations before
         Income taxes, minority interest and
           extraordinary item                                 (39,843)        (35,071)        (72,991)         7,509         10,461
   Provision (benefit) for income taxes                        (9,456)         (7,394)          3,017         (3,900)           718
                                                         -------------   -------------   -------------  -------------   ------------

      Income (loss) from operations before
          Minority interest and extraordinary item            (30,387)        (27,677)        (76,008)        11,409          9,743
   Minority interest in (earnings) loss of subsidiaries            (4)             (8)             47           (156)           352
                                                         -------------   -------------   -------------  -------------   ------------

      Income (loss) from operations before
          Extraordinary item                                  (30,391)        (27,685)        (75,961)        11,253         10,095
     Extraordinary item-gain on extinguishment of debt,
          Net of $0 tax (3)                                       579          29,500          18,216             --             --
                                                         -------------   -------------   -------------  -------------   ------------
         Net income (loss)                               $   (29,812)    $      1,815    $    (57,745)  $     11,253    $    10,095
                                                         =============   =============   =============  =============   ============

Diluted Earnings Per Share:
   Operations                                                   (2.10)          (2.78)          (7.81)          1.17           1.42
   Extraordinary item                                             .04            2.96            1.87             --             --
                                                         -------------   -------------   -------------  -------------   ------------
   Net income (loss) per share                           $     (2.06)    $       0.18    $      (5.94)  $       1.17    $      1.42
                                                         =============   =============   =============  =============   ============


Cash Flow Data:

   Cash flow due to operating cash income and expenses       (20,873)         (18,994)        (62,775)       (26,652)        14,174
   Cash provided by (used in) loans held for sale and
     other                                                   (41,848)          26,210         147,055       (119,637)       (92,652)
                                                         -------------   -------------   -------------  -------------   ------------
      Net cash provided by (used in) operating
        activities                                       $   (62,721)    $      7,216    $     84,280   $   (146,289)   $   (78,478)
                                                         =============   =============   =============  =============   ============

Balance Sheet Data:

   Total gross loans receivable                          $     58,483    $     63,242    $    124,740   $    297,615    $   189,532
   Total residual assets, net                                  58,877          47,770          43,857         63,202         13,215
   Total assets                                               202,021         188,737         257,208        416,152        224,149
   Total debt                                                 212,845         180,880         239,276        336,920        169,596
   Total shareholders' equity (deficit)                  $   (10,828)    $      7,844    $      5,801   $     63,374    $    46,635

----------
(1) See Footnote 12. Sale of Subsidiary and Subsidiary's Assets in Notes to Consolidated Financial Statements.
(2) See Footnote 14. Restructuring Charge in Notes to Consolidated Financial Statements.
(3) See Footnote 17. Extraordinary Item-Gain on Extinguishment of Debt in Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Consolidated Financial Statements and Notes of the Company appearing elsewhere in this report.

Forward - Looking Information

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K (the "Annual Report"), as well as those made in other filings with the SEC, its Annual Report to Shareholders, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Annual Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. Such factors include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements, and other detrimental developments.

     The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

General

     The Company is headquartered in Greenville, South Carolina, and primarily engages in the business of originating, selling, and servicing non-conforming mortgage loan products. The Company commenced its lending operations in 1991 through the acquisition of Carolina Investors, Inc., a small mortgage lending company, which had been in operation since 1963.

     In the three years prior to the acquisition by merger of HomeSense Financial Corp. and certain of its affiliates as described below, the Company had already undergone significant changes. In late 1997, the Company decided to focus primarily on its mortgage operations, resulting in the sales of its auto loan operations in early 1998, its small retail origination subsidiary, Sterling Lending Corp. ("SLC") in August 1998, and substantially all of the assets of its small business loan operations in November 1998.

Merger with HomeSense Financial Corp.

     On May 9, 2000, HomeSense Financial Corporation and certain of its affiliated companies ("HomeSense") were merged into HomeGold, Inc., a wholly owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

     HomeSense was a privately owned specialized mortgage company headquartered in Lexington, South Carolina that originated and sold mortgage loans in the sub-prime mortgage industry. Its principal loan product was a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated its loan volume through a direct retail branch network of eight offices, as well as through centrally-provided telemarketing lead, direct mail, and television advertising. HomeGold, Inc. has continued the business of HomeSense after the merger.

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of both HomeGold, Inc. and the Company. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

     After the merger was consummated, certain differences arose between the parties to the merger regarding the warranties and representations in the merger agreement. These differences were resolved in February 2001 by an agreement between Mr. Sheppard and HGFN pursuant to which Mr. Sheppard agreed to remain a guarantor with respect to certain indebtedness HomeGold, Inc. assumed from HomeSense in the merger and pursuant to which options for HGFN stock issued to Mr. Sheppard in the merger were cancelled. In addition, a mutual indemnity agreement between HGFN and Mr. Sheppard was cancelled.

     The following summarized unaudited pro forma financial information for the combined companies assumes the acquisition had occurred on January 1 of each year:

                                             For the Years Ended December 31,
                                            ------------------------------------
                                                 2000                1999
                                            ----------------    ----------------
                                                       (In thousands)
      Revenue                                $       57,477     $        53,045
      Income before extraordinary items             (30,585)            (29,574)
      Net income                                    (30,006)              4,320
      Earnings per share                              (1.41)             (0.01)

     The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Discontinuation of Wholesale Mortgage Division

     In August, 2000, management closed the Company's wholesale mortgage origination divisions. The decision to exit the wholesale business arose primarily from management's desire to narrow its focus to the Company's more profitable retail loan origination efforts. The closure of the wholesale division resulted in a decrease in low-margin origination volume, enabling the Company to terminate its relationship under a particularly burdensome agreement with its primary warehouse lender. Further benefits have been realized through more focused and efficient usage of marketing resources and a sizable reduction in overhead costs related to the closed division.

     The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                                         At and For the Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                          2000            1999             1998
                                                                     ------------     -----------     -------------
                                                                                 (Dollars in thousands)
Mortgage Loans:
   Mortgage loans originated                                     $       596,665  $      234,005  $        659,444
   Mortgage loans sold                                                   517,295         220,382           623,675
   Mortgage loans securitized                                             64,330          59,630            92,173
   Total mortgage loans owned (period end)                                52,225          63,242           117,685
   Total serviced mortgage loans (period end)                            335,881         408,529           550,304
   Total serviced unguaranteed mortgage loans (period end) (1)           335,881         408,529           550,304
   Average mortgage loans owned (2)                                       78,009          72,711           245,915
   Average serviced mortgage loans (2)                                   328,576         478,386           744,221
   Average serviced unguaranteed mortgage loans (1)                      328,576         478,386           743,362
   Average interest earned (2)                                             10.79  %         8.67  %          10.34  %

Small Business Loans:
   Small business loans originated                               $            --  $           --  $        122,902
   Small business loans sold                                                  --              --           141,041
   Small business loans securitized                                           --              --             1,827
   Total small business loans owned (period end)                           9,162          10,388             7,054
   Total serviced small business loans (period end)                        9,162          10,388             7,054
   Total serviced unguaranteed small business loans (period
     end)(3)                                                               9,162          10,388             7,054
   Average small business loans owned (2)                                 10,557           9,671            59,598
   Average serviced small business loans (2)                              10,557           9,671           202,446
   Average serviced unguaranteed small business loans (2)(3)              10,557           9,671            82,270
   Average interest earned (2)                                              7.68 %         6.37  %          14.28  %

Auto Loans:
   Auto loans originated                                         $            --  $           --  $          2,982
   Auto loans sold                                                            --              --            20,898
   Auto loans securitized                                                     --              --                --
   Total auto loans owned (period end)                                        --              --                --
   Total serviced auto loans (period end)                                     --              --                --
   Average auto loans owned (2)                                               --              --             5,340
   Average serviced auto loans (2)                                            --              --             5,340
   Average interest earned (2)                                                --  %           --  %          21.28  %

Total Loans:
   Total loans originated                                        $       596,665  $      234,005  $        785,328
   Total loans sold                                                      517,295         220,382           785,614
   Total loans securitized                                                65,330          59,630            94,000
   Total loans receivable (period end)                                    61,387          73,630           124,739
   Total serviced loans (period end)                                     345,043         418,917           557,358
   Total serviced unguaranteed loans (period end) (1)(3)                 345,043         418,917           557,358
   Average loans owned                                                    88,566          82,382           310,853
   Average serviced loans                                                339,133         488,057           952,007
   Average serviced unguaranteed loans                                   339,133         488,057           830,972
   Average interest earned                                                 10.69  %         8.40  %          11.28  %

--------------------------------------------------------------------------------
(1)  Excludes loans serviced for others with no credit risk to the Company.
(2) Averages are computed based on the daily averages except for monthly averages for Mortgage Loans in 1998.
(3)  Excludes guaranteed portion of SBA Loans.

Results of Operations

     For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                                           For the Years Ended December 31,
                                                                       ----------------------------------------
                                                                          2000           1999          1998
                                                                       -----------    -----------    ----------
Interest income                                                              25.6  %        28.3  %       38.2  %
Servicing income                                                             15.6           33.6          13.3
Gross gain on sale of loans                                                  20.6           21.3          10.4
Loan fee income, net                                                         34.6           11.3          12.8
Gain on sale of subsidiaries' net asset                                        --             --          20.7
Other revenues                                                                3.6            5.5           4.6
                                                                       -----------    -----------    ----------
         Total revenues                                                     100.0  %       100.0  %      100.0  %
                                                                       ===========    ===========    ==========

Interest expense                                                             40.9  %        55.9  %       39.2  %
Provision for credit losses                                                   6.6           11.4          13.0
Costs on real estate owned and defaulted loans                                7.3           10.3           2.9
Fair market value adjustment on residual receivables                          4.8           11.4          14.9
Salaries, wages and employee benefits                                        61.2           69.0          61.7
Business development costs                                                   18.1           16.4          11.8
Restructuring charges                                                         3.1             --           7.5
Other general and administrative expenses                                    41.8           45.6          28.7
                                                                       -----------    -----------    ----------
Income (loss) before income taxes, minority interest and
     extraordinary item                                                     (83.8)        (120.0)        (79.7)
Provision (benefit) for income taxes                                        (19.9)         (25.3)          3.3
Minority interest in (earnings) loss of subsidiary                             --             --           0.1
Extraordinary item                                                            1.2          100.9          19.9
                                                                       -----------    -----------    ----------
         Net income (loss)                                                  (62.7) %         6.2  %      (63.0) %
                                                                       ===========    ===========    ==========


Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     The Company recognized a net loss of $29.8 million for the year ended December 31, 2000 ("2000"), as compared to a net income of $1.8 million for the year ended December 31, 1999 ("1999"). Included in net income for 2000 and 1999 were $579,000 and $29.5 million, respectively, of extraordinary gain on extinguishment of debt. Excluding extraordinary gains, the Company's net losses were $30.4 million and $27.7 million in 2000 and 1999, respectively.

     Total revenues increased $18.3 million (62.7%), to $47.6 million in 2000 from $29.2 million in 1999. The increase in total revenues is comprised of a $13.1 million (395.9%) increase in loan fee income, a $3.9 million (47.1%) increase in interest income, a $3.6 million (57.7%) increase in gain on sale of loans, and a $126,000 (7.8%) increase in other income, partially offset by a $2.4 million (24.6%) decrease in servicing fee income.

     The increase in net loan fees is primarily attributable to a $362.7 million increase in mortgage origination production and an increase in average loan origination fees charged, to 2.75% in 2000 from 1.42% in 1999. The overall increase in production is attributable to the merger, combining the production capacity of HomeGold with that of HomeSense. The increase in average origination fees charged occurred because of a shift in the mix of wholesale and retail production, resulting from the Company's decision to end wholesale production operations as of August 1, 2000. During 1999, wholesale production accounted for 46.9% of the Company's total production, and during 2000, wholesale production accounted for only 33.1% of the Company's total production.

     The increase in interest income resulted primarily from an $5.3 million (8%) increase in average loans receivable outstanding. The increase in average loans receivable outstanding relates primarily to the increase in mortgage loan production mentioned above. In addition, the Company experienced an approximate 212 basis point increase in the average yield on loans receivable outstanding. The decrease in servicing fee income was due in part to the sale on a servicing-released basis of $64.3 million in mortgage loans during 2000. The average serviced mortgage loan portfolio decreased $149.8 million, or 31%, to $328.6 million in 2000 from $479.4 million in 1999.

Gross gain on sale of loans increased $3.6 million, or 57.7%, to $9.8 million in 2000, from $6.2 million in 1999 due primarily to an increase in loans sold. Loans sold increased $279.2 million, or 99.7%, to $581.6 million for 2000 from $280.0 million for 1999. The increase in loans sold resulted from higher originations of mortgage loans held for sale and the Company's decision to focus on liquidity and whole-loan sales in late 1999 and 2000. The weighted average gross gain on sale of loans was 1.75% and 2.22% for 2000 and 1999, respectively.

     In 2000 and 1999, other revenues consist primarily of prepayment penalty income, underwriting fees, and late charges. In 1999, other revenues also included nonrecurring income from rental of the Company's computer systems by a former subsidiary.

     Total expenses increased $23.1 million, or 35.9%, to $87.4 million in 2000 from $64.3 million in 1999. The increase in total expenses is comprised of an $8.8 million (43.0%) increase in personnel expenses, a $6.7 million (51.3%) increase in other general and administrative expenses, a $3.8 million (79.3%) increase in business development costs, a $3.1 million (19.0%) increase in interest expense, and a $433,000 (14.4%) increase in costs on real estate owned and defaulted loans, partially offset by a $1.0 million (31.5%) decrease in the fair value adjustment of residual receivables and a $180,000 (5.4%) decrease in the provision for credit losses. During 2000, the Company also reported $1.5 million in non-recurring restructuring charges related to the merger and the dissolution of the wholesale division. While total expenses increased substantially as a result of the merger and increased retail production, the Company significantly reduced the combined expenses of the merged companies by taking advantage of economies of scale, eliminating many redundant positions, and closing the wholesale division.

     The increase in personnel costs resulted primarily from the addition of employees during the merger. The number of employees increased from 387 at December 31, 1999 to 693 at December 31, 2000. Immediately after the merger, the Company employed 790 people. Significant personnel reductions came at the time of the closure of the wholesale division, with additional cuts occurring from the date of the merger through year end.

     The increase in other general and administrative expenses was comprised primarily of a $2.7 million increase in loan origination costs resulting from increased production volume generated by the merger, an $870,000 increase in amortization expense resulting from the addition of substantial goodwill arising from the merger, and merger-related increases in telephone costs ($671,000), equipment rentals ($227,000), office rent ($499,000), ($906,000) of additional amortization from the write-off of the CIT debt origination, and several other expense categories.

     The increase in business development costs was necessary to support additional production capacity after the merger. Such costs decreased when measured as a percentage of production, to 1.4% in 2000 from 2.1% in 1999.

     The increase in interest expense was due principally to higher levels of borrowings associated with the increase in the Company's average mortgage loan portfolio. For 2000 and 1999, the Company incurred interest expense of $6.4 million and $2.0 million, respectively, related to warehouse lines of credit and $11.7 million and $9.9 million, respectively, related to investor notes and subordinated debentures. These increases were partially offset by a decrease related to the reduction in the Company's senior unsecured debt. For 2000 and 1999, such expenses were $1.3 million and $4.4 million, respectively.

     The increase in costs on real estate and defaulted loans is due to the company aggressively liquidating its real estate acquired through foreclosure in 2000.

     Changes in valuation assumptions for the Company's residual receivables from securitizations were adjusted in 2000, primarily related to the assumed loss rates in the 1997 pools. The change in assumed loss rates, due to lower than expected actual losses, resulted in an increase in fair value of the residual receivable. However, this increase was offset by actual losses on foreclosed properties in all the securitization pools, causing the write-down of the overall residual receivable.

     The decrease in the provision for credit losses was associated with lower levels of loans held for investment and a lower loan delinquency rate. The decrease was partially offset by management's decision in early 2000 to record additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees.

     During 2000, the Company incurred restructuring charges related to the merger and to the decision to close its wholesale loan origination division. These charges included the estimated costs of employee relocation costs and employee severance, and the estimated net lease cost on facilities no longer being used.

     The Company has recorded current income tax expense of $544,000 for 2000, related to its "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

     The Company has recorded a deferred tax benefit of $10 million in 2000 related to historical losses based on management's assessment of the realization of the related deferred tax asset. Management has performed an analysis of the recoverability of the asset based on projected conditions, and has determined that it is more likely than not that the Company will be able to realize this benefit prior to the expiration of the net operating loss carryforwards.

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

     Total revenues decreased $62.5 million, or 68.1%, to $29.2 million for the year ended December 31, 1999 from $91.7 million for the year ended December 31, 1998. 1998 amounts include revenues from small business and auto loan operations that were sold in 1998. 1998 revenue from the mortgage operations, net of a subsidiary also sold in 1998, is a more comparable figure, at $52.6 million for 1998. The lower level of mortgage loan revenues resulted principally from lower mortgage loan production levels and lower gains on sale of loans. The lower gains on sale of loans were a result of a combination of lower volumes of loans sold and lower overall premiums.

     Interest income decreased $26.8 million, or 76.4%, to $8.3 million for the year ended December 31, 1999 from $35.1 million for the year ended December 31, 1998. The decrease in interest income resulted primarily from a $228.5 million, or 73.5%, decrease in average loan balance to $82.4 million in 1999 from $310.9 million in 1998. The decrease in the average loan balance resulted from a $64.8 million decrease in the Company's mortgage loan portfolio, the sale of the small-business loan portfolio and the sale of the auto loan portfolio. This decrease was compounded by a reduction in the average yield of 290 basis points. The average yield in 1999 was 8.40% compared to 11.28% in 1998 due primarily to loans on non-accrual status. The decrease in the average yield is also due to the changes in the types of loans in the Company's portfolio. Weighted average mortgage rates declined 167 basis points from 10.34% in 1998 to 8.67% in 1999.

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

     Gross gain on sale of loans declined $3.3 million, or 34.4%, to $6.2 million for the year ended December 31, 1999, from $9.5 million for the year ended December 31, 1998 due to lower gain on sale from securitization transactions. The securitization transaction completed in May 1999 involved older seasoned loans which included some second mortgage loans. As a result, higher estimated losses are anticipated on this pool. Cash gain on sale of loans increased $3.1 million, or 233.2%, to $4.5 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. The increase resulted principally from the Company's decision to focus on liquidity and whole-loan sales in late 1998 and in 1999.

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

     In 1998, due to higher than anticipated prepayments, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at a 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 1999. The peak CPR was adjusted to 28 during 1999 to reflect the recent trend in slower prepayment speeds. (See Loan and Securitizations section)

     In November 1998, the Company decided to close three retail loan origination centers and to consolidate all operations into one location. This decision resulted in a restructuring charge of $6.8 million. The restructuring charge related to the write-down of fixed assets to net realizable value on assets no longer used by the Company was $3.6 million, the estimated costs of employee relocation costs and employee severance was approximately $1.4 million, and the estimated net lease cost on facilities no longer being used was $1.8 million. No such charge was required in 1999, and management feels that the reserves at December 31, 1999 continue to be adequate.

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

Financial Condition

     Net loans receivable decreased $4.9 million to $51.7 million at December 31, 2000 from $56.6 million at December 31, 1999. The reduction in net loans receivable resulted primarily from the Company's decision to increase liquidity and reduce debt by selling and securitizing residential mortgage loans, partially offset by an increase in overall production.

     The residual receivables were $58.9 million at December 31, 2000, and $47.8 million at December 31, 1999. This increase resulted primarily from net residual assets of $14.2 million retained on the 2000 securitization transactions competed in June and September and an $895,000 increase in value resulting from a change in the assumed loss rates of the 1997 pools, due to lower than expected actual losses. These increases were partially offset by the amortization of the residual assetS.

     Net property and equipment increased by $4.3 million to $21.4 million at December 31, 2000, from $17.2 million at December 31, 1999, which is attributable to the merger with HomeSense, partially offset by depreciation expense incurred during the year.

     Real estate and personal property acquired in foreclosure decreased to $1.3 million at December 31, 2000, from $7.7 million at December 31, 1999. This decrease resulted from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

     The net deferred income tax asset increased from $12 million at December 31, 1999 to $22 million at December 31, 2000. The increase is the result of the Company's latest assessment of the recoverability of the net operating loss carryforwards based upon recent changes in its management team, business strategy, opportunities in the marketplace, and projected conditions. Total net operating loss carryforwards are now $103.6 million. Approximately $101.7 million does not begin to expire until 2006 and beyond.

     The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes). At December 31, 2000, the Company had debt outstanding under revolving warehouse lines of credit and other obligations to banks of $29.3 million, which compares with $17.8 million at December 31, 1999, for an increase of $11.5 million. At December 31, 2000, the Company had $165.2 million of CII Notes and subordinated debentures outstanding, which compares with $144.8 million at December 31, 1999, for an increase of $20.4 million.

     The aggregate principal amount of outstanding Senior Notes was $11.2 million at December 31, 2000 compared to $12.1 million on December 31, 1999. In 2000, the Company purchased $920,000 face amount of its Senior Notes for a purchase price of $341,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

     The Company showed a deficit in total shareholders' equity at December 31, 2000 of $10.8 million, which compares to positive equity of $7.8 million at December 31, 1999, a decrease of $18.7 million. This decrease resulted principally from the net loss recognized in 2000, partially offset by the issuance of stock in conjunction with the merger.

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

            Summary of Allowance for Credit Losses on Owned Portfolio

                                                                           At and For the Year Ended December 31,
                                                                         ------------------------------------------
                                                                            2000           1999           1998
                                                                         -----------    -----------    ------------
                                                                                       (In thousands)
         Allowance for credit losses at beginning of period              $    6,344     $    6,659     $     6,528

         Net charge-offs                                                     (1,990)        (3,654)         (8,792)
         Provision charged to expense                                         3,159          3,339          11,906
         Allowance related to loans sold                                     (2,861)            --          (2,983)
                                                                         -----------    -----------    ------------
         Allowance for credit losses at the end of the period            $    4,652     $    6,344     $     6,659
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

    Summary of Embedded Allowance for Losses on Securitization Residual Assets

                                                                       At and For the Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2000              1999             1998
                                                                  --------------    -------------    --------------
                                                                                    (In thousands)
         Residual securities:
         Allowance for losses at beginning of period              $       7,176     $      7,165      $     14,255

         Net charge-offs                                                 (3,577)          (1,661)             (147)
         Anticipated losses net against gain                              1,559            1,266             2,242
         Mark-to-market adjustment                                          489              406            (6,228)
         Sale of small business residual assets                              --               --            (2,957)
                                                                  -------------     ------------      ------------

         Allowance for losses at end of period                    $       5,647     $      7,176      $      7,165
                                                                  =============     ============      ============

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

     Summary of Allowance for Credit Losses on Combined Serviced Portfolio

                                                                       At and For the Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2000              1999             1998
                                                                  --------------    -------------    --------------
                                                                                    (In thousands)
         Allowance for credit losses at beginning of period       $       13,520     $     13,824      $     20,783

         Net charge-offs                                                  (5,567)          (5,315)           (8,938)
         Provision charged to expense                                      3,159            3,339            11,905
         Provision netted against gain on securitizations                  1,559            1,266             2,242
         Mark-to-market adjustment                                           489              406            (6,228)
         Sale of small business residual assets                               --               --            (2,957)
         Allowance related to loans sold                                  (2,861)              --            (2,983)
                                                                  --------------     ------------      ------------
         Allowance for credit losses at the end of the period     $       10,299     $     13,520      $     13,824
                                                                  ==============     ============      ============

         The total allowance for credit losses as shown on the balance sheet is as follows:

         Allowance for credit losses on loans                     $        4,652     $      6,344      $      6,659
         Allowance for credit losses on residual receivables               5,647            7,176             7,165
                                                                  --------------     ------------      ------------
         Total allowance for credit losses                        $       10,299     $     13,520      $     13,824
                                                                  ==============     ============      ============

     The following table sets forth the Company's allowance for credit losses on the combined serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                                            At and For the Year Ended December 31,
                                                                                            --------------------------------------
                                                                                                2000         1999        1998
                                                                                            --------------------------------------
Allowance for Credit Losses as a % of Combined Serviced Loans (1):
     Mortgage loans                                                                              1.88 %       2.5 %       2.1 %
     Small business loans                                                                        43.5        32.2        32.6
     Auto loans                                                                                    --          --          --
          Total allowance for credit losses as a % of serviced loans                              3.1         3.2         2.5

Net Charge-offs as a % of Average Combined Serviced Loans (2):
     Mortgage loans                                                                               0.6         0.8         0.9
     Small business loans                                                                          --          --         1.6
     Auto loans                                                                                    --          --        15.0
          Total net charge-offs as a  % of  total serviced loans                                  0.6         0.8         1.1

Loans Receivable Past Due 30 Days or More as a % of Combined Serviced Loans (1):
     Mortgage loans                                                                               7.5        12.4        13.6
     Small business loans                                                                        33.4        55.3          --
     Auto loans                                                                                    --          --          --

          Total loans receivable past due 30 days or more as a % of total serviced loans          7.3        13.5        13.4

Total Allowance for Credit Losses as a % of Combined Serviced Loans Past Due 90 Days or
 More (1)                                                                                        29.0 %      23.9 %      35.3 %

----------
(1) For purposes of these calculations, combined serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and Auto Loans, all securitized loans, and the Small Business Loans, but excludes the guaranteed portion of the SBA Loans and Mortgage Loans serviced without credit risk.

(2) Average serviced loans have been determined by using beginning and ending balances for the period presented.

        Management closely monitors delinquencies to measure the quality of its loan portfolio and securitized loans and the potential for credit losses. Accrual of interest is discontinued and reversed when a loan is over 150 days past due, when the collateral is determined to be inadequate, or when foreclosure proceedings begin. Collection efforts on charged-off loans continue until the obligation is satisfied or until it is determined that such obligation is not collectible or the cost of continued collection efforts would exceed the potential recovery. Recoveries of previously charged-off loans are credited to the allowance for credit losses.

Management monitors securitized pool delinquencies using a static pool analysis by month by pool balance. Current year results are not necessarily indicative of future performance. The following sets forth the static pool analysis for delinquencies by month in the Company's securitized mortgage loan pools.

                                                   Current Principal Balance
--------------------------------------------------------------------------------------------------------------------------------
  Months from Pool Inception          1997-1          1997-2          1997-3          1997-4          1998-1          1999-1
--------------------------------------------------------------------------------------------------------------------------------
              1                 $   77,435,632  $  120,860,326  $  130,917,899  $  118,585,860  $   62,726,105  $  59,219,199
              2                 $   77,405,312  $  120,119,653  $  169,093,916  $  118,061,792  $   62,300,302  $  57,977,700
              3                 $   76,709,417  $  119,364,510  $  168,182,957  $  148,291,454  $   61,609,815  $  57,201,142
              4                 $   75,889,160  $  118,965,905  $  166,783,489  $  146,880,279  $   60,768,433  $  56,168,578
              5                 $   75,395,969  $  117,238,693  $  165,608,534  $  145,775,696  $   59,347,948  $  55,351,358
              6                 $   74,630,019  $  115,870,168  $  164,084,260  $  144,465,651  $   58,739,309  $  54,561,477
              7                 $   73,149,957  $  113,537,447  $  161,880,416  $  143,048,555  $   57,829,352  $  53,610,555
              8                 $   72,261,386  $  112,100,397  $  158,220,175  $  140,482,698  $   56,918,186  $  52,592,079
              9                 $   71,342,842  $  110,468,401  $  155,854,981  $  137,318,432  $   55,894,240  $  51,544,836
              10                $   70,195,198  $  107,887,242  $  153,193,421  $  134,991,772  $   54,887,268  $  50,557,441
              11                $   68,981,147  $  105,138,088  $  148,382,102  $  131,582,081  $   53,817,889  $  49,432,647
              12                $   67,149,553  $  102,142,062  $  144,556,568  $  129,029,429  $   52,813,707  $  48,605,367
              13                $   65,705,603  $   98,876,084  $  140,265,621  $  125,457,545  $   51,834,618  $  47,558,170
              14                $   63,210,889  $   95,394,444  $  136,583,138  $  121,706,895  $   50,355,268  $  46,337,600
              15                $   60,052,314  $   92,501,939  $  133,252,925  $  118,983,067  $   49,261,441  $  45,710,455
              16                $   58,133,496  $   89,402,897  $  129,792,748  $  116,012,173  $   48,013,883  $  45,288,892
              17                $   56,900,372  $   83,793,933  $  127,118,396  $  112,424,165  $   46,682,595  $  44,736,648
              18                $   55,154,969  $   81,637,626  $  124,262,781  $  109,695,150  $   45,808,180  $  44,334,435
              19                $   50,852,179  $   79,392,938  $  119,512,141  $  107,288,894  $   44,422,122  $  43,964,717
              20                $   49,702,926  $   77,843,648  $  116,408,786  $  104,842,028  $   43,821,316  $  43,417,008
              21                $   48,629,373  $   76,319,392  $  113,506,699  $  101,806,498  $   42,973,221
              22                $   45,780,152  $   74,512,970  $  108,064,086  $   98,013,963  $   41,901,327
              23                $   44,612,888  $   71,644,155  $  104,734,353  $   95,627,417  $   41,054,409
              24                $   43,845,616  $   69,074,182  $  101,605,131  $   92,702,818  $   39,983,743
              25                $   42,879,623  $   66,456,654  $   98,057,107  $   89,450,634  $   38,501,039
              26                $   40,453,030  $   63,909,211  $   94,776,180  $   87,745,088  $   37,990,490
              27                $   38,939,475  $   61,789,775  $   91,621,984  $   85,848,197  $   37,156,755
              28                $   38,094,550  $   59,776,201  $   88,960,343  $   83,961,093  $   36,185,661
              29                $   37,287,522  $   56,901,545  $   87,513,930  $   81,180,064  $   35,520,835
              30                $   36,315,115  $   55,673,168  $   84,993,550  $   79,358,028  $   34,757,751
              31                $   35,921,142  $   54,358,523  $   82,761,581  $   77,639,662  $   33,935,509
              32                $   34,976,083  $   53,498,302  $   81,263,821  $   76,476,892  $   33,413,263
              33                $   33,841,626  $   52,449,253  $   79,413,800  $   74,771,334  $   32,816,210
              34                $   33,114,404  $   50,659,884  $   77,515,749  $   73,827,440  $   32,271,294
              35                $   32,042,753  $   49,557,700  $   75,640,670  $   71,857,595
              36                $   31,308,902  $   48,739,883  $   74,138,736  $   70,570,042
              37                $   30,544,226  $   47,409,883  $   73,172,980  $   68,966,966
              38                $   30,042,212  $   46,964,391  $   72,502,513
              39                $   29,441,691  $   46,032,969  $   71,078,320
              40                $   28,874,422  $   45,160,626  $   69,847,023
              41                $   28,026,177  $   44,409,740
              42                $   27,865,131  $   43,860,257
              43                $   27,319,610  $   43,340,538
              44                $   26,768,456
              45                $   26,284,168
              46                $   25,754,675

                                                Delinquencies > 30 days Past Due
---------------------------------------------------------------------------------------------------------------------------------
  Months from Pool Inception          1997-1          1997-2          1997-3          1997-4          1998-1           1999-1
---------------------------------------------------------------------------------------------------------------------------------
              1                 $            0  $      515,954  $      609,201  $      402,972  $       44,600  $      1,466,076
              2                 $    1,499,056  $    1,631,017  $    2,042,757  $    2,132,028  $    1,223,964  $      3,134,425
              3                 $    1,931,761  $    3,930,423  $    4,498,266  $    5,049,035  $    2,013,525  $      2,438,937
              4                 $    3,760,774  $    5,399,569  $    8,546,414  $    7,290,097  $    3,872,888  $      2,434,471
              5                 $    5,220,385  $    7,293,856  $   12,337,604  $   10,290,987  $    3,825,651  $      2,662,519
              6                 $    5,849,574  $    9,790,732  $   13,432,454  $   13,459,369  $    5,199,587  $      2,804,957
              7                 $    6,777,962  $   11,933,526  $   15,076,729  $   12,443,357  $    6,248,301  $      3,115,273
              8                 $    8,078,783  $   12,484,893  $   17,745,496  $   13,861,088  $    5,983,226  $      3,351,500
              9                 $    8,528,559  $   12,471,739  $   18,099,411  $   16,777,959  $    6,591,674  $      3,512,716
              10                $   10,008,415  $   11,304,455  $   16,680,011  $   19,050,239  $    6,317,098  $      3,579,689
              11                $   10,728,125  $   12,630,402  $   18,929,917  $   18,524,292  $    5,701,474  $      2,689,907
              12                $    9,257,295  $   14,540,910  $   21,295,026  $   18,470,254  $    5,950,145  $      3,084,083
              13                $    9,578,031  $   12,933,959  $   22,303,472  $   18,645,129  $    5,705,994  $      3,360,592
              14                $   10,757,672  $   12,674,148  $   21,746,520  $   17,059,730  $    5,287,678  $      3,540,638
              15                $    9,401,614  $   14,212,157  $   23,240,338  $   15,698,435  $    6,297,465  $      3,390,079
              16                $    8,127,303  $   14,386,886  $   22,031,312  $   16,318,099  $    6,255,440  $      4,398,425
              17                $    8,227,263  $   11,723,546  $   19,672,481  $   15,292,242  $    6,342,927  $      3,841,679
              18                $    8,708,963  $   11,171,133  $   18,472,732  $   15,132,124  $    7,150,420  $      3,757,618
              19                $    7,349,210  $   12,018,899  $   18,243,184  $   15,706,290  $    6,380,174  $      4,546,107
              20                $    7,217,783  $   11,810,332  $   18,119,731  $   16,301,760  $    6,080,991  $      3.954,210
              21                $    7,120,727  $   11,040,206  $   18,038,082  $   15,464,631  $    6,103,461
              22                $    6,661,879  $   10,286,947  $   16,452,727  $   14,333,343  $    6,165,388
              23                $    6,511,325  $   10,414,360  $   16,055,129  $   15,895,532  $    5,571,022
              24                $    6,250,278  $    8,906,082  $   15,924,085  $   14,232,856  $    5,290,607
              25                $    6,276,717  $    9,514,340  $   15,482,673  $   13,162,282  $    4,817,659
              26                $    5,442,995  $    8,806,693  $   15,438,560  $   12,180,657  $    5,597,356
              27                $    4,900,780  $    8,262,250  $   14,301,848  $   12,737,934  $    4,386,742
              28                $    6,106,097  $    8,642,371  $   13,359,698  $   11,694,987  $    4,583,117
              29                $    4,982,511  $    6,969,409  $   13,659,548  $   11,460,244  $    4,045,655
              30                $    5,346,769  $    7,939,953  $   11,918,981  $   10,909,001  $    3,980,150
              31                $    5,756,594  $    7,790,662  $   10,833,705  $    9,815,183  $    4,018,994
              32                $    4,972,092  $    6,957,167  $   10,924,836  $    9,618,960  $    3,613,024
              33                $    4,995,142  $    6,445,310  $   10,766,050  $    9,552,132  $    3,496,246
              34                $    4,944,931  $    6,168,132  $    8,884,739  $    9,027,820  $    3,172,976
              35                $    3,900,531  $    5,871,698  $    8,549,661  $    8,351,543
              36                $    3,884,396  $    6,401,739  $    9,144,434  $    8,958,424
              37                $    3,242,843  $    5,254,138  $    8,807,168  $    8,464,824
              38                $    3,266,679  $    4,385,425  $    8,035,129
              39                $    3,322,549  $    4,646,624  $    8,446,342
              40                $    2,622,995  $    3,906,395  $    8,315,750
              41                $    2,956,319  $    3,886,438
              42                $    3,227,518  $    3,885,226
              43                $    3,076,141  $    3,706,334
              44                $    2,727,918
              45                $    2,644,450
              46                $    2,550,625

     The principal balances and delinquency amounts include $4.9 million and $4.7 million of real estate acquired through foreclosure at December 31, 2000 and 1999, respectively.

                          Delinquencies > 30 days Past Due As a Percent of Current Balance
---------------------------------------------------------------------------------------------------------------------
  Months from Pool Inception         1997-1      1997-2     1997-3      1997-4     1998-1     1999-1       Average
---------------------------------------------------------------------------------------------------------------------
              1                       0.00 %     0.43 %      0.47 %     0.34 %      0.07 %      2.48 %       0.63 %
              2                       1.94 %     1.36 %      1.21 %     1.81 %      1.96 %      5.41 %       2.28 %
              3                       2.52 %     3.29 %      2.67 %     3.40 %      3.27 %      4.26 %       3.24 %
              4                       4.96 %     4.54 %      5.12 %     4.96 %      6.37 %      4.33 %       5.05 %
              5                       6.92 %     6.22 %      7.45 %     7.06 %      6.45 %      4.81 %       6.49 %
              6                       7.84 %     8.45 %      8.19 %     9.32 %      8.85 %      5.14 %       7.96 %
              7                       9.27 %    10.51 %      9.31 %     8.70 %     10.80 %      5.81 %       9.07 %
              8                      11.18 %    11.14 %     11.22 %     9.87 %     10.51 %      6.37 %      10.05 %
              9                      11.95 %    11.29 %     11.61 %    12.22 %     11.79 %      6.81 %      10.95 %
              10                     14.26 %    10.48 %     10.89 %    14.11 %     11.51 %      7.08 %      11.39 %
              11                     15.55 %    12.01 %     12.76 %    14.08 %     10.59 %      5.44 %      11.74 %
              12                     13.79 %    14.24 %     14.73 %    14.31 %     11.27 %      6.35 %      12.45 %
              13                     14.58 %    13.08 %     15.90 %    14.86 %     11.01 %      7.07 %      12.75 %
              14                     17.02 %    13.29 %     15.92 %    14.02 %     10.50 %      7.64 %      13.07 %
              15                     15.66 %    15.36 %     17.44 %    13.19 %     12.78 %      7.42 %      13.64 %
              16                     13.98 %    16.09 %     16.97 %    14.07 %     13.03 %      9.71 %      13.98 %
              17                     14.46 %    13.99 %     15.48 %    13.60 %     13.59 %      8.59 %      13.29 %
              18                     15.79 %    13.68 %     14.87 %    13.79 %     15.61 %      8.48 %      13.70 %
              19                     14.45 %    15.14 %     15.26 %    14.64 %     14.36 %     10.34 %      14.03 %
              20                     14.52 %    15.17 %     15.57 %    15.55 %     13.88 %      9.11 %      13.97 %
              21                     14.64 %    14.47 %     15.89 %    15.19 %     14.20 %                  12.40 %
              22                     14.55 %    13.81 %     15.22 %    14.62 %     14.71 %                  12.15 %
              23                     14.60 %    14.54 %     15.33 %    16.62 %     13.57 %                  12.44 %
              24                     14.26 %    12.89 %     15.67 %    15.35 %     13.23 %                  11.90 %
              25                     14.64 %    14.32 %     15.79 %    14.71 %     12.51 %                  12.00 %
              26                     13.46 %    13.78 %     16.29 %    13.88 %     14.73 %                  12.02 %
              27                     12.59 %    13.37 %     15.61 %    14.84 %     11.81 %                  11.37 %
              28                     16.03 %    14.46 %     15.02 %    13.93 %     12.67 %                  12.02 %
              29                     13.36 %    12.25 %     15.61 %    14.12 %     11.39 %                  11.12 %
              30                     14.72 %    14.26 %     14.02 %    13.75 %     11.45 %                  11.37 %
              31                     16.03 %    14.33 %     13.09 %    12.64 %     11.84 %                  11.32 %
              32                     14.22 %    13.00 %     13.44 %    12.58 %     10.81 %                  10.68 %
              33                     14.76 %    12.29 %     13.56 %    12.78 %     10.65 %                  10.67 %
              34                     14.93 %    12.18 %     11.46 %    12.23 %      9.83 %                  10.11 %
              35                     12.17 %    11.85 %     11.30 %    11.62 %                               7.82 %
              36                     12.41 %    13.13 %     12.33 %    12.69 %                               8.43 %
              37                     10.62 %    11.08 %     12.04 %    12.27 %                               7.67 %
              38                     10.87 %     9.34 %     11.08 %                                          5.22 %
              39                     11.29 %    10.09 %     11.88 %                                          5.54 %
              40                      9.08 %     8.65 %     11.91 %                                          4.94 %
              41                     10.55 %     8.75 %                                                      3.22 %
              42                     11.58 %     8.86 %                                                      3.41 %
              43                     11.26 %     8.55 %                                                      3.30 %
              44                     10.19 %                                                                 1.70 %
              45                     10.06 %                                                                 1.68 %
              46                      9.90 %                                                                 1.65 %


  Actual Historical Life to
    Date Prepayment Speed             22.3 %     24.1  %     22.4  %    20.6  %     18.7  %     15.9 %       18.9 %

The following presents delinquencies, net credit losses, and securitized financial assets managed by the Company.

                                             Total Principal         Principal Amount of Loans
                                             Amount of Loans          60 Days or More Past Due      Net Credit Losses
                                      ---------------------------------------------------------------------------------
                                           2000          1999            2000          1999         2000        1999
                                      ---------------------------------------------------------------------------------
Residential mortgage loans            $    342,081  $    423,619  $       24,964  $     34,322  $    5,400  $    5,421
      Less:  Loans securitized             283,598       360,377          18,661        29,144       3,410       1,767
                                      ---------------------------------------------------------------------------------
Loans held in portfolio               $     58,483  $     63,242  $        6,303  $      5,178  $    1,990  $    3,654
                                      =================================================================================
Liquidity and Capital Resources

     The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans in 2000 than were originated in 2000, and as a result of its operating loss, the Company experienced a negative cash flow from operating activities in 2000 of $62.7 million. At December 31, 2000, the Company had deficit shareholders' equity of $10.8 million. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, and (v) excess cash flow received in each period with respect to residual receivables.

     The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize only seasoned first and second mortgages in 2000, and conducted whole loan sales for the majority of the mortgages. Currently the Company plans to conduct a combination of securitizations and whole loan sales throughout 2001. This strategy is designed to maximize liquidity and profitability. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation.

     The table below summarizes cash flows provided by and used in operating activities:

                                                                                     For the Years Ended December 31,
                                                                            ---------------------------------------------------
                                                                                2000               1999              1998
                                                                            --------------     --------------    --------------
                                                                                               (In thousands)
Operating Cash Income:
  Servicing fees received and excess cash flow from securitization trusts    $      11,594      $      15,622     $      16,548
  Interest received                                                                 11,799              9,475            36,127
  Cash gain on sale of loans                                                         9,801              6,477             1,343
  Cash loan origination fees received                                               19,480              4,841            18,255
  Other cash income                                                                  1,354              1,609             5,388
                                                                             -------------      -------------     -------------
     Total operating cash income                                                    54,028             38,024            77,661

Operating Cash Expenses:
  Securitization costs                                                                  --               (593)             (851)
  Cash operating expenses                                                          (56,831)           (37,456)          (99,551)
  Interest paid                                                                    (17,895)           (18,691)          (37,519)
  Taxes paid                                                                          (175)              (278)           (2,515)
                                                                             -------------      -------------     -------------
     Total operating cash expenses                                                 (74,901)           (57,018)         (140,436)

  Cash flow (deficit) due to operating cash income and expenses                    (20,873)           (18,994)          (62,775)

Other Cash Flows:
  Cash used in other payables and receivables                                      (33,671)            (7,741)          (12,541)
  Cash provided by (used in) loans held for sale                                    (8,177)            33,951           123,674
  Cash provided from sale of residual receivables                                       --                 --            16,958
  Cash gain on sale of subsidiary assets                                                --                 --            18,964
                                                                             -------------      -------------     -------------
  Net cash provided by (used in) operating activities                        $     (62,721)     $       7,216     $      84,280
                                                                             =============      =============     =============

     Cash and cash equivalents were $3.7 million at December 31, 2000, $26.0 million at December 31, 1999, and $36.9 million at December 31, 1998. Cash used in operating activities was $62.7 million for the year ended December 31, 2000, compared to cash provided by operating activities of $7.2 million for the year ended December 31, 1999. Cash provided by investing activities was $44.8 million for the year ended December 31, 2000, compared to cash provided by investing activities of $16.7 million for the year ended December 31, 1999, and cash used in financing activities was $4.4 million for the year ended December 31, 2000, compared to cash used by financing activities of $34.8 million for the year ended December 31, 1999. The decrease in cash provided by operations was due principally to a lower number of loans sold and securitized than originations in 2000, along with the operating loss. Cash provided by investing activities was primarily from the principal collections on loans not sold and proceeds from the sale of owned real estate. The increase in cash provided by financing activities was due principally to retirement in 1999 of $74.5 million face amount of the Senior Notes for a purchase price of $45.0 million.

     In connection with the merger with HomeSense, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the prime rate plus 0.25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The Company is currently in default with these covenants. Amendments were subsequently executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default, the maturity date was extended to April 30, 2001, and the advance rate was changed to 97% from 100% for all loans made after October 23, 2000. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. At December 31, 2000, the balance of funded loans on the line was $2.6 million.

     Prior to the merger, HomeSense had a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bears interest at the prime rate plus 0.75%. Under a termination agreement between RMST and the Company, the maximum commitment at December 31, 2000 was $15 million, and the outstanding balance on that date was $11.4 million. An additional provision of the termination agreement required the Company to assign a $3.5 million certificate of deposit to RMST as security for the outstanding balance on the line. As of March 31, 2001, the agreement with RMST was terminated, and RMST's right to the certificate of deposit was relinquished, and no balance remained outstanding.

     On November 3, 2000, the Company entered into a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of December, 2000, the Company achieved the targeted funded volume for the first stage rate reduction of .15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit matures on October 31, 2001. At December 31, 2000, the balance of funded loans on the line was $6.6 million, and these loans were all sub-serviced by Provident.

     On December 20, 2000, the Company entered into an oral short term repurchase arrangement with New Freedom Mortgage Corporation ("New Freedom") as an interim funding source while a long-term warehouse agreement was being negotiated. Under the arrangement, New Freedom agreed to fund both new mortgage production and certain mortgages originally funded by the Company. The advance rates on fundings range from 80% to 88% of the principal amount, depending on the type and source of the mortgage. New Freedom receives a fee from 1.5% up to 2.5% of the note amount based on the length of time credit is provided for each loan funded. In addition, New Freedom receives the interest accrued on the loan during the period it remains on the line. At December 31, 2000, the outstanding balance on the line was $6.3 million. The arrangement was terminated in February, 2001, after the execution of a new long-term warehouse agreement with another lender.

     During December 2000, the Company terminated its revolving warehouse line of credit agreement with CIT Group/Business Credit, Inc. ("CIT"). At
December 31, 1999, the Company had $1.1 million of immediate availability under the CIT agreement, based on its borrowing base on that date. Upon termination of the agreement, the company has no further obligations thereunder.

     At December 31, 2000, the Company believes that no event of default has occurred on its warehouse lines of credit for which it has not obtained a waiver or forbearance.

     On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. Advance rates on fundings range from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at prime rate plus 1.00%. The agreement requires a collateral deposit of $2.5 million be in place for the life of the line. The agreement also requires that the Company have net operating income for any period after January 2001. The Company is currently in default with the agreement. Management is currently negotiating a waiver and/or modification of the terms of the agreement. Management believes they will be successful in obtaining a modified agreement, or waiver at a minimum, although there can be no assurance that a new agreement will be reached.

     During 1997, the Company sold $125.0 million in aggregate principal amount of 10 3/4% Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement requires, among other matters, restrictions on the payment of dividends. At December 31, 2000, management believes the Company was in compliance with such restrictive covenants. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $920,000, $74.5 million, and $38.4 million in face amount of its senior notes in 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, $11.2 million and $12.1 million, respectively, in aggregate principal amount of Senior Notes were outstanding.

     CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of 1933, as amended (the "Securities Act"). At December 31, 2000, CII had an aggregate of $146.1 million of investor notes outstanding bearing a weighted average interest rate of 7.92%, and an aggregate of $19.1 million of subordinated debentures bearing a weighted average interest rate of 6.00%. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Maturities of the CII Notes and debentures generally range from one to two years.

     Shareholders' equity decreased in 2000 by $18.7 million to ($10.8 million) at December 31, 2000, from $7.8 million at December 31, 1999. During 1999, stockholders equity increased $2.0 million from $5.8 million at December 31, 1998. The principal reason for the change to shareholders' equity is the net income (loss) recognized in the respective years.

     HGFN has incurred operating losses of $39.8 million, $35.1 million, and $73.0 million for the years ended December 31, 2000, 1999, and 1998, respectively and has deficit shareholder's equity of $10.8 million at December 31, 2000. The management of HGFN has implemented plans to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     - Continually offering and reviewing loan products to meet customer demands while also meeting the needs of purchasers of loans originated.

     - Hiring, retaining, and motivating loan officers and employees.

     - Geographic expansion of loan origination operations.

     - Maintaining and increasing warehouse lines of credit to fund loan originations.

     - Reducing non-core operating and general overhead.

     - Negotiating with potential buyers the sale of non-core lines of business and assets

     The Company's primary objective in 2001 will be to increase profitability and increase loan originations while insuring adequate levels of liquidity. The Company anticipates incurring operating losses into 2001. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 2001.

Loan Sales and Securitizations

     The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. However, no assurance can be given that the second lien mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 2000 and 1999, the Company had retained $17.1 million and $9.5 million, respectively, of second lien mortgage loans on its balance sheet. During 2000, 1999, and 1998, the Company sold $517.3 million, $220.4 million, and $623.7 million, respectively, of Mortgage Loans. In 1998, the Company sold $141.0 million of the guaranteed portions of SBA Loans.

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

     The first, second and third securitizations of 1997 and the 1998 securitization are structured as real estate mortgage investment conduits ("REMIC's"). The fourth quarter 1997 securitization utilized a real estate investment trust ("REIT"). This allows sales treatment for financial reporting purposes, but debt treatment for tax purposes. Accordingly, this structure eliminates current taxes payable on the book gain, while maintaining the structural efficiency of tranching, previously only available through a REMIC transaction. Additionally, under this structure, the Company has distributed
 .46% ownership in the REIT to a certain class of current and former employees, with an initial value of approximately $62,000. The 2000 securitization are "Owners' Trusts", another structure which allows sales treatment for financial reporting purposes, but debt treatment for tax purposes.

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

The Company sold its servicing rights under the 2000 securitizations because the price paid by the independent third party servicer resulted in a higher realized gain than if the servicing rights not been sold. Consequently, the residual interests of $14.5 million owned by the Company are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance. These residual interests represent the Company's estimate of market value. Market value determination includes an estimate of credit losses, based on anticipated performance of the securitized loans in the portfolio.

The original certificate balances for the 2000 securitizations totaled $64,330,194. The 2000-4 trust had an original certificate balance of $41,473,722 with the Company's share of the original certificate balances being $12,047,487. The 2000-5 trust had an original certificate balance of $22,856,471 with the Company's share of the original certificate balances being $5,142,707. The average stated principal balances are $54,734 and $47,105 for pools 2000-4 and 2000-5, respectively. The annual servicing fees are 0.58% and 0.50% for 2000-4 and 2000-5, respectively, and the trustee fee is .050%.

At December 31, 2000, the 2000-4 trust had outstanding principal balances of $37,711,512 with the Company's certificate share being $11,872,993. The 2000-5 trust had outstanding principal balances of $21,809,445 with the Company's certificate share being $5,142,707.

Interest income is allocated to the bondholders based on the certificate balances. At December 31, 2000, the weighted average pass through rate to bondholders is 11.74% and 11.89% for 2000-4 and 2000-5, respectively. The Company will not receive its share of principal distribution until three years from the time of the transaction. After three years, principal distribution will be received if the portfolios meet certain performance requirements. Although the Company is a certificate holder, its share of the principal balance is reduced by all losses incurred by the pools. The assumed cumulative losses as a percent of the unpaid principal balance at December 31, 2000 are 4.95% and 3.9% for the 2000-4 and 2000-5 pools. These assumed loss rates are used in estimating the market value of the Company's residual interest.

     The Company retains the right to service loans it securitizes except for the 2000 securitization. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. Other than the 2000 securitization, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. For all of the mortgage loan securitizations completed to date, the servicing asset recorded represents a 10 basis point strip of cash flows from the stipulated servicing percentage.

     The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitization pools it services as of December 31, 2000:

                                                 1997-1        1997-2        1997-3         1997-4        1998-1         1999-1
                                               ------------------------------------------------------------------------------------
Outstanding balance of loans securitized       $25,754,675   $43,340,538   $69,847,023    $68,966,966   $32,271,294    $43,417,008
Average stated principal balance                    55,988        53,179        61,323         60,817        59,984         46,386
Weighted average coupon on loans                    10.83%        10.64%        11.03%         10.88%        10.76%         10.91%
Weighted average remaining term to stated
maturity                                          164 mths      163 mths      168 mths       171 mths      181 mths       194 mths
Weighted average LTV                                   75%           70%           74%            74%           74%            71%
Percentage of first mortgage loans                    100%          100%          100%           100%          100%         86.91%
Weighted average pass-through rate to                7.66%         7.21%         7.10%          6.86%         6.70%          6.84%
bondholders
Assumed annual losses                                0.18%         0.18%         0.26%          0.36%         0.39%          0.56%
Remaining ramp period for losses                    0 mths        0 mths        0 mths         0 mths        0 mths         0 mths
Assumed cumulative losses as a % of UPB              1.44%         1.78%         2.50%          2.84%         3.25%          1.17%
Annual servicing fee                                 0.50%         0.50%         0.50%          0.50%         0.50%          0.56%
Servicing asset                                      0.10%         0.10%         0.10%          0.10%         0.10%          0.10%
Discount rate applied to cash flow after
   collateralization                                   12%           12%           12%            12%           12%            12%
Prepayment speed:
   Initial CPR (1)                                   0 CPR         0 CPR         0 CPR          0 CPR         0 CPR         24 HEP
   Peak CPR (1)                                     28 CPR        28 CPR        28 CPR         28 CPR        28 CPR         24 HEP
   Tail CPR (1)                                  26/24 CPR     26/24 CPR     26/24 CPR      26/24 CPR     26/24 CPR         24 HEP
   CPR ramp period (1)                             12 mths       12 mths       12 mths        12 mths       12 mths         24 HEP
   CPR peak period (1)                             24 mths       24 mths       24 mths        24 mths       24 mths         24 HEP
   CPR tail begins (1)                          37/49 mths     37/49mths    37/49 mths     37/49 mths    37/49 mths         24 HEP
Annual wrap fee and trustee fee                     0.285%        0.205%        0.195%         0.185%        0.185%         0.265%
Initial overcollateralization required (2)           3.25%            --            --             --            --           9.5%
Final overcollateralization required (2)              6.5%         3.75%         3.75%          3.75%         3.75%          13.5%

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

     At December 31, 2000 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows (dollars in thousands).

                                                                                          Loans
                                                                                      (In Thousands)
                                                                                     -----------------
        Carrying amount/fair value of retained interests                             $         58,877

        Weighted-average life (in years)                                                         4.24

        Prepayment speed assumption (annual rate)                                           24% - 30%
                 Impact on fair value of 5% adverse change                           $            607
                 Impact on fair value of 10% adverse change                          $          1,216

        Expected credit losses (annual rate)                                                     0.35  %
                 Impact on fair value of 5% adverse change                           $            390
                 Impact on fair value of 10% adverse change                          $            780

        Residual cash flows discount rate (annual)                                               12.0  %
                 Impact on fair value of 5% adverse change                           $            638
                 Impact on fair value of 10% adverse change                          $          1,256

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

     During 2000 the Company recorded a deferred tax benefit in the amount of $10.0 million, bringing the total deferred tax asset to $22.0 million. The Company adjusted its reserve against the deferred tax asset in the fourth quarter 2000 based on its forecasted results prepared in December 2000 and operational changes implemented by changes made by management in 2000 due to the merger. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $103 million at December 31, 2000.

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

Accounting Considerations

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 137, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 137 did not have a material impact on the presentation of the Company's financial results or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of FASB No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 is not expected to be material to the Company.

     In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not know if there is any impact of this EITF on its residual assets or if the impact could be material. The Company anticipates implementing EITF 99-20 in the first quarter of 2001.

     The FASB reached a tentative decision related to accounting treatment for goodwill in its Business Combinations and Intangible Assets - Accounting for Goodwill project and related exposure draft. In this exposure draft, the FASB has determined that goodwill will no longer be amortized. Goodwill of a reporting unit should be tested for impairment when events or circumstances occur indicating that an impairment might exist. The FASB is expected to issue this accounting standard in 2001. The Company does not know the impact, if any, on its financial statements or its financial position related to this proposed guidance.

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

     The Company's Chief Financial Officer, Rhonda Johnson, resigned effective Monday, March 26, 2001 to pursue other opportunities. She will serve as a consultant to the Company. Forrestt E. Ferrell, the Company's President will serve as the Company's interim Chief Financial Officer.

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

     As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net loss of $3.3 million and $1.4 million, computed as of December 31, 2000 and 1999, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit, partially offset by an increase in interest earned on short term investments.

     An immediate reduction of 100 basis points in market rates would result in a positive impact on projected net loss of $2.1 million and $893,000 as of December 31, 2000 and December 31, 1999, respectively. This impact is related to higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at December 31, 1999 under the same interest rate scenario, and a decrease in interest paid on warehouse lines of credit, partially offset by the assumption that prepayment speeds on the securitization pools would increase approximately ten percent if market interest rates declined by 100 basis points.. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The rates offered on the investor notes have not historically moved with changes in market rates.

     While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

     As of December 31, 2000, the Company did not hedge its loans held for whole-loan sales. The Company's strategy during 2000 was to sell a substantial portion of the current month's production that is designated for whole-loan sales in the following month and securitizing a portion of its loan production on a quarterly basis. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at year-end.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

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



                                           HOMEGOLD FINANCIAL, INC.
                                           -------------------------------------
                                           Registrant


April 16, 2001                             /s/ John M. Sterling, Jr.
-------------------------------------      -------------------------------------
(Date)                                     John M. Sterling, Jr., Chairman of
                                           the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Robert Philpott, Jr.                /s/ Tecumseh Hooper, Jr.
-------------------------------------      -------------------------------------
J. Robert Philpott, Jr.                    Tecumseh Hooper, Jr.
Director                                   Director


/s/ Ronald J. Sheppard                     /s/ Clarence B. Bauknight
-------------------------------------      -------------------------------------
Ronald J. Sheppard                         Clarence B. Bauknight
Chief Executive Officer                    Director


/s/ John M. Sterling, Jr.                  /s/ Porter B. Rose
-------------------------------------      -------------------------------------
John M. Sterling, Jr., Chairman of         Porter B. Rose
the Board of Directors                     Director


/s/ Forrestt E. Ferrell                    /s/ Jan Sirota
-------------------------------------      -------------------------------------
Forrestt E. Ferrell, President and         Jan Sirota
Director                                   Director


April 16, 2001
-------------------------------------
(Date)

                            HOMEGOLD FINANCIAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

Independent Auditors' Report ..............................................F-2

Audited Consolidated Financial Statements
         Consolidated Balance Sheets.......................................F-3
         Consolidated Statements of Operations.............................F-5
         Consolidated Statements of Shareholders' Equity (Deficit).........F-6
         Consolidated Statements of Cash Flows.............................F-7
         Notes to Consolidated Financial Statements .......................F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Shareholders and Board of Directors
HomeGold Financial, Inc.
and Subsidiaries
Greenville, South Carolina

           We have audited the accompanying consolidated balance sheets of HomeGold Financial, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeGold Financial, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
March 21, 2001

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                           ------------------------------
                                                                                               2000             1999
                                                                                           --------------    ------------
                                          ASSETS                                          (In thousands, except share data)
                                          ------
  Cash and cash equivalents                                                                $       3,691     $    26,009
  Restricted cash                                                                                  5,066           5,314

  Loans receivable                                                                                58,483          63,242
     Less allowance for credit losses                                                             (4,652)         (6,344)
     Less deferred loan fees                                                                      (2,339)           (730)
     Plus deferred loan costs                                                                        207             446
                                                                                           --------------    ------------
           Net loans receivable                                                                   51,699          56,614

  Income taxes receivable                                                                            318             461
  Accrued interest receivable                                                                      1,817           1,423
  Other receivables                                                                               11,497           8,059

  Residual receivables, net                                                                       58,877          47,770

  Property and equipment, net                                                                     21,430          17,160

  Real estate owned (REO) and personal property acquired through foreclosure                       1,281           7,673

  Goodwill, net of accumulated
     amortization of $1,712 in 2000 and $748 in 1999                                              19,623           1,566

  Debt origination costs                                                                             221           1,658
  Deferred income tax asset, net                                                                  22,000          12,000
  Servicing asset                                                                                    703             867
  Other assets                                                                                     3,798           2,163
                                                                                           --------------    ------------

  Total assets                                                                             $     202,021     $   188,737

                                                                                           ==============    ============

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                          --------------------------------
                                                                                               2000              1999
                                                                                          ---------------    -------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 (In thousands, except share data)
                           ----------------------------------------------
  Liabilities:
     Revolving warehouse lines of credit                                                   $      26,951     $     17,808
     Notes payable to banks                                                                        2,352               --

     Investor savings:
          Notes payable to investors                                                             146,087          127,065
          Subordinated debentures                                                                 19,117           17,710
                                                                                          ---------------    -------------
             Total investor savings                                                              165,204          144,775

     Senior unsecured debt                                                                        11,214           12,134

     Accounts payable and accrued liabilities                                                      4,637            4,120
     Remittances payable                                                                           1,201            1,078
     Income taxes payable                                                                            347              120
     Accrued interest payable                                                                        938              845
                                                                                          ---------------    -------------
          Total other liabilities                                                                  7,123            6,163
                                                                                          ---------------    -------------

  Total liabilities                                                                              212,844          180,880

  Minority interest                                                                                    5               13

  Commitments and contingencies, Notes 2, 5, 8, 10, 11, 22 and 26

  Shareholders' equity (Deficit):
     Preferred stock , par value $1.00 per share, authorized 20,000,000 shares, issued and outstanding 10,000,000 shares at December 31, 2000 and 0 shares at December 31,
     1999                                                                                         10,000               --

     Common stock, par value $.001 per share at December 31, 2000 and $.05 at
     December 31, 1999, authorized 100,000,000 shares, issued and outstanding 16,810,149
     shares at December 31, 2000 and 10,149,629 shares at December 31, 1999                           17              507
     Capital in excess of par value                                                               46,643           39,028
     Note receivable from shareholder                                                             (5,985)              --
     Accumulated deficit                                                                         (61,503)         (31,691)
                                                                                          ---------------    -------------
  Total shareholders' equity (deficit)                                                           (10,828)           7,844
                                                                                          ---------------    -------------

  Total liabilities and shareholders' equity (deficit)                                      $     202,021     $    188,737
                                                                                          ===============    =============

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended December 31,
                                                                       --------------------------------------------------------
                                                                             2000                1999                1998
                                                                       -----------------    ---------------     ---------------
                                                                                  (In thousands, except share data)
REVENUES:
   Interest income                                                     $         12,192     $        8,286      $       35,075
   Servicing income                                                               7,397              9,813              12,239
   Gain on sale of loans:
     Gross gain on sale of loans                                                  9,801              6,216               9,472
     Loan fees, net                                                              16,430              3,313              11,745
                                                                       -----------------    ---------------     ---------------
       Total gain on sale of loans                                               26,231              9,529              21,217

   Gain on sale of subsidiaries' net assets                                          --                 --              18,964
   Other revenues                                                                 1,735              1,609               4,230
                                                                       -----------------    ---------------     ---------------
       Total revenues                                                            47,555             29,237              91,725
                                                                       -----------------    ---------------     ---------------

EXPENSES:
   Interest                                                                      19,448             16,338              35,968
   Provision for credit losses                                                    3,159              3,339              11,906
   Costs on real estate owned and defaulted loans                                 3,451              3,018               2,665
   Fair market value adjustment on residual receivables                           2,279              3,327              13,638
   Salaries, wages and employee benefits                                         29,116             20,359              56,925
   Business development costs                                                     8,615              4,804              10,818
   Restructuring charges                                                          1,469                 --               6,838
   Other general and administrative expense                                      19,861             13,123              25,958
                                                                       -----------------    ---------------     ---------------
       Total expenses                                                            87,398             64,308             164,716
                                                                       -----------------    ---------------     ---------------

       Loss before income taxes, minority interest and
            extraordinary item                                                  (39,843)           (35,071)            (72,991)
Provision (benefit) for income taxes                                             (9,456)            (7,394)              3,017
                                                                       -----------------    ---------------     ---------------

       Loss before minority interest and extraordinary item                     (30,387)           (27,677)            (76,008)
Minority interest in (earnings) loss of subsidiaries                                 (4)                (8)                 47
                                                                       -----------------    ---------------     ---------------
       Loss before extraordinary item                                           (30,391)           (27,685)            (75,961)
Extraordinary item--gain on extinguishment of debt, net of $0 tax                   579             29,500              18,216
                                                                       -----------------    ---------------     ---------------
       Net income (loss)                                               $        (29,812)    $        1,815      $      (57,745)
                                                                       =================    ===============     ===============

Basic earnings (loss) per share of common stock:
       Loss before extraordinary item                                  $          (2.10)    $        (2.78)     $        (7.81)
       Extraordinary item, net of taxes                                             .04               2.96                1.87
                                                                       -----------------    ---------------     ---------------
       Net income (loss)                                               $          (2.06)    $          .18      $        (5.94)
                                                                       =================    ===============     ===============

Basic weighted average shares outstanding                                    14,445,238          9,961,077           9,719,262
                                                                       =================    ===============     ===============

Diluted earnings (loss) per share of common stock:
       Loss before extraordinary item                                  $          (2.10)    $        (2.78)     $        (7.81)
       Extraordinary item, net of tax                                               .04               2.96                1.87
                                                                       -----------------    ---------------     ---------------
       Net income (loss)                                               $          (2.06)    $          .18      $        (5.94)
                                                                       =================    ===============     ===============

Diluted weighted average shares outstanding                                  14,445,238          9,961,077           9,719,262
                                                                       =================    ===============     ===============

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Years Ended December 31, 2000, 1999, and 1998

                                                Common Stock
                                         ---------------------------
                                                                                                         Note
                                                                        Capital in                    Receivable
                                                                        Excess of      Preferred         From
                                          Shares Issued     Amount      Par Value        Stock        Shareholder
                                         ---------------  ----------  --------------  ------------   --------------
                                                                          (In thousands, except share data)

Balance at December 31, 1997                  9,686,477   $     484   $      38,609    $       --    $        --
   Shares issued:
     Exercise of stock options                    9,467          --              21            --             --
     Employee Stock Purchase Plan                37,430           2             191            --             --
     Dividends paid                                  --          --              --            --             --
   Net loss                                          --          --              --            --             --
                                         ---------------  ----------  --------------  ------------   --------------

Balance at December 31, 1998                  9,733,374         486          38,821            --             --
   Shares issued:
     Exercise of stock options                    3,200          --               3            --             --
     Employee Stock Purchase Plan               102,604           5              39            --             --
     Officer/Director Compensation              310,783          16             165            --             --
     Other                                        (332)          --              --            --             --
     Net income                                      --          --              --            --             --
                                         ---------------  ----------  --------------  ------------   --------------

Balance at December 31, 1999                 10,149,629         507          39,028            --             --
   Change in par from $0.05 to $0.001                --       (490)             490
   Shares issued:
     Employee Stock Purchase Plan                46,606           1              35            --             --
     Officer/Director Compensation               61,540           3              45            --             --
     Share Cancellation                       (228,570)        (11)              --            --             --
     Shares issued in HomeSense Merger        6,780,944           7           7,045            --             --
     Shares issued in HomeSense Merger               --          --              --        10,000             --
   Note Receivable from Shareholder                  --          --              --            --        (5,985)
   Net loss                                          --          --              --            --             --
                                         ---------------  ----------  --------------  ------------   --------------

Balance at December 31, 2000                 16,810,149   $      17   $      46,643    $   10,000    $   (5,985)
                                         ===============  ==========  ==============  ============   ==============

                                          Retained
                                          Earnings         Total
                                       (Accumulated)   Shareholders'
                                         (Deficit)    Equity (Deficit)
                                       -------------  ----------------

Balance at December 31, 1997             $    24,281   $    63,374
   Shares issued:
     Exercise of stock options                    --            21
     Employee Stock Purchase Plan                 --           193
     Dividends Paid                             (42)          (42)
   Net income (loss)                        (57,745)      (57,745)
                                         -----------   -----------

Balance at December 31, 1998                (33,506)         5,801
   Shares issued:
     Exercise of stock options                    --             3
     Employee Stock Purchase Plan                 --            44
     Officer/Director Compensation                --           181
     Other                                        --            --
     Net income                                1,815         1,815
                                         -----------   -----------

Balance at December 31, 1999                (31,691)         7,844
   Change in par from $.05 to $0.001
   Shares issued:
     Employee Stock Purchase Plan                 --            36
     Officer/Director Compensation                --            48
     Share cancellation                           --          (11)
     Shares issued in HomeSense merger            --         7,052
     Shares issued in HomeSense merger            --        10,000
   Note receivable from Shareholder               --       (5,985)
   Net income                               (29,812)      (29,812)
                                         -----------   -----------

Balance at December 31, 2000             $  (61,503)   $  (10,828)
                                         ===========   ===========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended December 31,
                                                                      ------------------------------------------------------------
                                                                            2000                  1999                 1998
                                                                      -----------------     -----------------     ----------------
                                                                                            (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                                $        (29,812)     $          1,815      $       (57,745)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                                     4,714                 2,692                3,626
               Fair market value adjustment on residual receivables              2,279                 3,327               13,638
               Benefit for deferred income taxes                               (10,000)               (7,849)                  --
               Provision for credit losses on loans                              3,159                 3,339               11,906
               Provision for losses on real estate owned                           952                 2,665                  696
               Gain on retirement of senior unsecured debt                        (579)              (29,500)             (18,216)
               Net decrease in deferred loan costs                                 239                   442                  770
               Net increase (decrease) in unearned discount and
                 other deferred loan fees                                        1,609                (1,341)              (2,245)
               Loans originated with intent to sell                           (567,421)             (244,086)            (747,442)
               Proceeds from loans sold                                        508,690               220,410              778,948
               Proceeds from securitization of loans                            50,554                59,630               92,316
               Restructuring charges                                                --                    --                5,760
               Other                                                               652                   731                  994
               Changes in operating assets and liabilities
                 increasing (decreasing) cash                                  (27,757)               (5,059)               1,274
                                                                      -----------------     -----------------     ----------------
                         Net cash provided by (used in) operating
                           activities                                          (62,721)                7,216               84,280
                                                                      -----------------     -----------------     ----------------

INVESTING ACTIVITIES:
     Loans originated                                                             (345)                 (762)            (156,617)
     Principal collections on loans not sold                                    41,266                19,718              192,176
     Loans purchased for investment purposes                                    (3,167)               (1,413)                  --
     Purchase of REO and loans  from securitization trusts                      (2,978)              (10,476)              (9,980)
     Proceeds from sale of real estate owned and personal property
       acquired through foreclosure                                             10,067                 9,774                7,593
     Proceeds from sale of property and equipment                                   54                   235                2,808
     Purchase of property and equipment                                           (164)                 (532)             (11,701)
     Other                                                                         111                   167                   48
                                                                      -----------------     -----------------     ----------------
     Net cash provided by investing activities                                  44,844                16,711               24,327
                                                                      -----------------     -----------------     ----------------

FINANCING ACTIVITIES:
     Advances on warehouse lines of credit                                     702,518               292,020            1,416,500
     Payments on warehouse lines of credit                                    (722,618)             (290,948)          (1,477,369)
     Payments on notes to banks                                                   (501)                   --                   --
     Net increase in notes payable to investors                                 19,022                 8,479                3,218
     Net increase (decrease) in subordinated debentures                          1,406                   405               (1,643)
     Retirement of senior unsecured debt                                          (341)              (45,016)             (20,134)
     Proceeds from issuance of common stock                                         73                   229                  214
     Note receivable from shareholder                                           (4,000)                   --                   --
     Other                                                                          --                    --                  (41)
                                                                      -----------------     -----------------     ----------------
     Net cash used in financing activities                                      (4,441)              (34,831)             (79,255)
                                                                      -----------------     -----------------     ----------------
     Net increase (decrease) in cash and cash equivalents                      (22,318)              (10,904)              29,352

CASH AND CASH EQUIVALENTS:
     Beginning of the year                                                      26,009                36,913                7,561
                                                                      -----------------     -----------------     ----------------
     End of the year                                                  $          3,691      $         26,009      $        36,913
                                                                      =================     =================     ================

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities

Business

HomeGold Financial, Inc. and its subsidiaries ("HGFN" or "the Company") are primarily engaged in the business of originating, selling, securitizing and servicing first and second-lien residential mortgage loan products.

The funds for these loans are obtained principally through the utilization of various bank warehouse lines of credit, proceeds from securitization of loans, and the issuance of notes payable and subordinated debentures to investors. Substantially all of the Company's loans are made to sub-prime borrowers. These borrowers generally have limited access to credit or are otherwise considered to be credit impaired by conventional lenders.

In August, 2000, management closed the Company's wholesale mortgage origination divisions. The decision to exit the wholesale business arose primarily from management's desire to narrow its focus to the Company's more profitable retail loan origination efforts. The closure of the wholesale division resulted in a decrease in low-margin origination volume, enabling the Company to terminate its relationship under an agreement with its primary warehouse lender. Further benefits have been realized through more focused and efficient usage of marketing resources and a sizable reduction in overhead costs related to the closed division.

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

As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.

Preferred Stock Rights

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                             For the Years Ended December 31,
                                            ------------------------------------
                                                 2000                1999
                                            ----------------    ----------------
                                                      (In thousands)
      Revenue                                $       57,477     $        53,045
      Loss before extraordinary items               (30,585)            (29,574)
      Net income (loss)                             (30,006)              4,320
      Basic loss per share of common stock            (1.41)              (0.01)

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

                 HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Business Activities (Continued)

Consolidation and Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries at December 31, 2000 were wholly-owned except for one special purpose corporation that is 99.54% owned. Included in the consolidated financial statements of operations in 1998 are the operations of the various subsidiaries that were sold during 1998. All significant intercompany items and transactions have been eliminated in consolidation.

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

Residual Receivables and Sales and Securitization of Loans

In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value. Total mortgage loans securitized in 2000, 1999, and 1998 were $64.3 million, $59.6 million, and $90.4 million, respectively.

The Company also sells on a whole loan basis a significant portion of its loans (servicing released), including substantially all of its mortgage loans secured by second mortgage liens principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans.

The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company believes that it will continue to securitize, as well as whole loan sell, in 2001.

Cash and Cash Equivalents

The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2000, 1999, and 1998, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $2.4 million, $25.4 million, and $31.6 million, respectively. These investments were collateralized by U. S. Government securities pledged by the banks.

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities (Continued)

Restricted Cash

The Company maintains an investment bank account that it considers the minimum balance requirement as restricted cash. The purpose of this account is overdraft protection and required as part of its primary banking relationship. Also, the Company assigned a $3.5 million certificate of deposit to a warehouse lender to secure the Company's borrowings under a revolving warehouse credit agreement (see Note 8). This certificate of deposit is included as restricted cash in the financial statements.

Loans Receivable and Interest Income

Loans receivable in 2000 and 1999 consist primarily of first and second lien residential mortgage loans. In prior years, it also included SBA loans, asset-based small-business loans, and automobile loans. During 1998, the Company sold the majority of its small-business and auto loans. The Company presently is not originating these types of loans. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

Interest income on loans receivable is recognized on the accrual basis as earned. Fees received, net of direct costs incurred, for the origination of loans are recognized into income at the time the loan is repaid or sold. Accrual of interest is discontinued and reversed when a loan is either over 150 days past due or the loan is over 90 days past due with a loan to value percentage greater than 90%.

Loans receivable held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on loans receivable held for sale required at December 31, 2000 or 1999.

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

Accounting for Impaired Loans

The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities (Continued)

Accounting for Impaired Loans (Continued)

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. The Company assesses a specific allowance on mortgage loans, by reviewing on a loan-by-loan basis each month, all loans over 150 days past due or any loans that are in bankruptcy.

Real Estate Owned and Personal Property Acquired Through Foreclosure

Real estate owned and personal property acquired through foreclosure represents properties that have been acquired through actual foreclosures or deeds received in lieu of loan payments. These assets are recorded at the lower of the carrying value of the loans or the estimated fair value of the related real estate, net of estimated selling costs. The excess carrying value, if any, of the loan over the estimated fair value of the asset is charged to the allowance for credit losses upon transfer. Costs relating to the development and improvement of the properties are capitalized whereas those costs relating to holding the property are charged to expense.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment loss was recognized for continuing operations in 2000 or 1999.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities (Continued)

Goodwill

The excess of cost over related net assets of businesses acquired is amortized using the straight-line method principally over 15 years. During 2000, approximately $19.0 million was attributed to goodwill from the purchase of HomeSense.

On a periodic basis, the Company reviews goodwill for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable. The Company utilizes estimated future cash flows of the purchased subsidiary compared to the value of goodwill booked in determining any impairment on the excess of cost over the related net assets.

Debt Origination Costs

The Company capitalizes costs incurred to obtain warehouse lines of credit and senior unsecured debt. These costs are amortized as an addition to interest expense over the terms in the loan agreements. The Company also reduces the debt origination costs by the unamortized portion of the senior unsecured debt that is purchased on the open market. These amounts have been netted against the gain on extinguishment of debt. Also, during 2000, the Company expensed the remaining debt origination costs that existed from the expired CIT warehouse line of credit agreement (See note 15).

Remittances Payable

The Company retains the servicing rights on certain of its mortgage securitization transactions. The Company receives the payments from the borrowers and records a liability until the funds are remitted to the Trustee.

Investor Savings

The Company issues notes payable and subordinated debentures through a subsidiary company, CII. The notes are fixed rate securities registered under the South Carolina Uniform Securities Act ("the Act"), and mature from one to two years from the date of issuance. The Company pays interest on the notes monthly, quarterly, or at maturity at the option of the investor. The Company also issues subordinated debentures under the Act, which mature one year from date of issuance and have an interest rate of 6.0%. See Note 10.

Senior Debt

The Company sold $125.0 million in aggregate principal amount of senior unsecured notes in 1997. The notes pay interest semi-annually at 10.75%, and mature September 15, 2004.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes using an asset and liability approach as required by SFAS No. 109 "Accounting for Income Taxes". Under this approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes arise principally from depreciation, unrealized gains on loans held for sale, certain securitization transactions, amortization of intangibles, allowances for credit losses, and net operating loss carryforwards. Management establishes on a quarterly basis a valuation allowance for deferred assets. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities (Continued)

Advertising Expense

Advertising, promotional, and other business development costs are generally expensed as incurred except as noted herein. External costs incurred in producing media advertising are expensed the first time the advertising takes place. In 1997, the Company began using a direct mail marketing approach for its retail mortgage business. External costs related to direct mailings are capitalized in accordance with Statement of Position 93-7 and amortized over a three-month period. Total expenses recognized in 2000, 1999 and 1998 for direct mailings were approximately $8.4 million, $4.4 million and $8.8 million, respectively. The total amounts capitalized into other assets on the balance sheet at December 31, 2000 and 1999 were approximately $1,841,000 and $934,000 respectively.

Interest Rate Risk Management

The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently does not hedge its loans held for sale. The Company's present strategy is to sell a substantial portion of the current months' production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at December 31, 2000 or 1999.

Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share". Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options, which are computed using the treasury stock method. In 2000 and 1999, due to the Company's net operating loss, the common stock equivalents were not included in the diluted EPS calculation since their inclusion would be antidilutive.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies and Business Activities (Continued)

Accounting Considerations

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 137, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 137 did not have a material impact on the presentation of the Company's financial results or financial position.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of FASB No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 is not expected to be material to the Company.

In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not know if there is any impact of this EITF on its residual assets or if the impact could be material. The Company anticipates implementing EITF 99-20 in the first quarter of 2001.

The FASB reached a tentative decision related to accounting treatment for goodwill in its Business Combinations and Intangible Assets -Accounting for Goodwill project and related exposure draft. In this exposure draft, the FASB has determined that goodwill will no longer be amortized. Goodwill of a reporting unit should be tested for impairment when events or circumstances occur indicating that an impairment might exist. The FASB is expected to issue this accounting standard in 2001. The Company does not know the impact, if any, on its financial statements or its financial position related to this proposed guidance.

Note 2.  Loans Receivable

The following is a summary of loans receivable by type of loan:

                                                       December 31,
                                         -----------------------------------------
                                                2000                  1999
                                         -------------------    ------------------
                                                         (In thousands)
Mortgage Loans:
   First mortgage residential property      $        31,918       $        41,848
   Second mortgage residential property              17,117                 9,256
   Real estate loans on rental property                 216                 1,121
                                           -----------------    ------------------
     Total mortgage loans                            49,251                52,225
                                           -----------------    ------------------

Small-business loans                                  9,162                10,388

Other loans                                              70                   629
                                           -----------------    ------------------

     Total loans receivable                 $        58,483       $        63,242
                                           =================    ==================

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Loans Receivable (Continued)

Included in loans receivable are $45.3 million and $46.9 million at December 31, 2000 and 1999, respectively that are being held for sale.

Included in loans receivable are loans from related parties of $70,000 and $121,000 at December 31, 2000 and 1999, respectively. Notes receivable from related parties included advances of $0 in 2000 and $12,000 in 1999. Repayments from related parties were $5,837 and $13,176 in 2000 and 1999, respectively. In 2000 and 1999, the Company had notes from parties at the beginning of the year who were no longer considered related parties as of December 31 due to termination of employment status.

First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 2000 and 1999 of approximately 10.7% and 10.9%, respectively.

Second mortgage residential loans have contractual maturities of 12 to 360 months with an average interest rate at December 31, 2000 and 1999 of approximately 13.3% and 14.3%, respectively.

Loans sold and serviced for others at December 31, 2000 and 1999 were approximately $283.6 million and $355.7 million, respectively, and are not included in assets in the accompanying balance sheets.

At December 31, 2000, the Company's serviced for others mortgage loan portfolio by type of collateral is summarized as follows (in thousands):

First mortgage residential property      $       269,730              95.1%
Second mortgage residential property               5,673               2.0
Real estate loans on rental property               8,195               2.9
                                         ----------------     -------------
                                         $       283,598             100.0%
                                         ================     =============

The Company services loans in 46 states. South Carolina, North Carolina, Florida, Georgia and Louisiana serviced loans represent approximately 16.3%, 15.4%, 9.6%, 7.8% and 6.2%, respectively, of the Company's total serviced loan portfolio at December 31, 2000. No other state represents more than 6% of total serviced loans.

An analysis of the allowance for credit losses is as follows:

                                                Years Ended December 31,
                                  ------------------------------------------------------
                                       2000                1999               1998
                                  ----------------     --------------    ---------------
                                                     (In thousands)

Balance at beginning of year        $       6,344      $       6,659     $        6,528
Provision for credit losses                 3,159              3,339             11,906
Net charge offs                            (1,990)            (3,654)            (8,792)
Allowance related to loans sold            (2,861)                --             (2,983)
                                    --------------     --------------    ---------------
Balance at end of year              $       4,652      $       6,344     $        6,659
                                    ==============     ==============    ===============

As of December 31, 2000, 1999, and 1998, loans totaling $9.6 million, $10.8 million, and $7.9 million, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $868,000, $825,000, and $2.0 million during the years ended December 31, 2000, 1999 and 1998, respectively.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Loans Receivable (Continued)

The following presents delinquencies, net credit losses, and securitized financial assets managed by the Company.


                                           Total Principal     Principal Amount of Loans
                                           Amount of Loans        60 Days or More Past Due        Net Credit Losses
                                      ---------------------------------------------------------------------------------
                                           2000          1999            2000          1999         2000        1999
                                      ---------------------------------------------------------------------------------
Residential mortgage loans            $    342,081  $    423,619  $       24,964  $     34,322  $    5,400  $    5,421
      Less:  Loans securitized             283,598       360,377          18,661        29,144       3,410       1,767
                                      ---------------------------------------------------------------------------------
Loans held in portfolio               $     58,483  $     63,242  $        6,303  $      5,178  $    1,990  $    3,654
                                      =================================================================================



Note 3. Other Receivables

The following is a summary of other receivables:
                                                   December 31,
                                      ----------------------------------------
                                            2000                  1999
                                      ------------------    ------------------
                                                     (In thousands)

Fees earned not collected                $         3,503      $          3,277
Advanced funds to trust (1)                        1,894                 2,035
Receivable from mortgage trust (2)                 1,251                   975
Loan sale receivable                               4,801                    --
Fees receivable reserve (3)                        (953)                    --
Note receivable                                       75                 1,006
Other                                                926                   766

                                         ----------------     -----------------
                                         $        11,497      $          8,059
                                         ================     =================

--------------
(1) Trust agreements require the Company to advance interest on delinquent customer accounts.
(2) Excess distribution from mortgage trust received in January 2001 and 2000, respectively.
(3)  Reserve for potential future uncollectable servicing fees

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Residual Receivables

In connection with its mortgage loan securitizations and SBA loan securitizations and sales, the Company retained residual interests in the trusts. During 1998, the Company's residual interests relating to its SBA loan securitizations were sold. These subordinate residual assets totaled $58.9 million and $47.8 million, net of allowances, at December 31, 2000 and 1999 respectively.

The following summarizes activity in the residual receivables:

                                                                  Year Ended          Year Ended             Year Ended
                                                                 December 31,        December 31,            December 31,
                                                                     2000                1999                   1998
                                                                (In Thousands)      (In Thousands)         (In Thousands)
                                                            ----------------------------------------------------------------
Gross balance at beginning of year                          $          54,946    $       51,022      $           77,457
Gain on sale of loans                                                      --             9,641                  12,322
Residual from securitization of loans                                  17,244                --                      --
Return of Over collateralization                                       (1,767)               --                      --
Increase of future discounted cash flows, net                              --                --                  14,289
Mark to market value adjustment                                         4,859                19                 (19,366)
Amortization of original residual asset value                         (10,758)           (5,736)                (15,920)
Sale of small-business commercial residual receivable                      --                --                 (14,845)
Other                                                                      --                --                  (2,915)
                                                            ----------------------------------------------------------------
Gross balance, end of year                                             64,524            54,946                  51,022
Less allowance for losses on residual receivable                       (5,647)           (7,176)                 (7,165)
                                                            ----------------------------------------------------------------
Balance at end of year                                      $          58,877    $       47,770       $          43,857
                                                            ================================================================


An analysis of the allowance for losses, which is embedded in the residual receivables, is as follows:

                                                                Years Ended December 31,
                                                  -----------------------------------------------------
                                                        2000                1999              1998
                                                  -----------------    ---------------    -------------
                                                                     (In thousands)

Balance at beginning of year                         $        7,176      $       7,165      $     14,255
Anticipated losses netted against gain                        1,559              1,267             2,242
Mark to market adjustment                                       489                405            (5,728)
Sale of small-business commercial residual asset                 --                 --            (2,957)
Net charge offs                                              (3,577)            (1,661)             (647)
                                                     ---------------     --------------     -------------
Balance at end of year                               $        5,647      $       7,176      $      7,165
                                                     ===============     ==============     =============


    The table below summarizes certain cash flows received and paid to the securitization trusts (in thousands).

                                                                    Year Ended December 31
                                                       ------------------------------------------------
                                                          2000             1999              1998
                                                       ------------------------------------------------
Proceeds from new securitizations                   $      50,554    $      $59,630  $         $92,316
Proceeds from loan payment collections                    159,780           155,818            168,496
Servicing fees received                                     1,792             1,882              2,410
Other cash flows received on
       retained interests                                  10,969            13,740             14,138
Purchases of delinquent or foreclosed assets                3,200            13,700             10,000
Servicing advances                                          5,999             9,033              9,693
Repayments of servicing advances                            5,735             7,879              7,666

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Residual Receivables (Continued)

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

The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitization pools it services as of December 31, 2000:

                                                 1997-1        1997-2        1997-3         1997-4        1998-1         1999-1
                                               ------------------------------------------------------------------------------------
Outstanding balance of loans securitized       $25,754,675   $43,340,538   $69,847,023    $68,966,966   $32,271,294    $43,417,008
Average stated principal balance                    55,988        53,179        61,323         60,817        59,984         46,386
Weighted average coupon on loans                    10.83%        10.64%        11.03%         10.88%        10.76%         10.91%
Weighted average remaining term to stated         164 mths      163 mths      168 mths       171 mths      181 mths       194 mths
maturity
Weighted average LTV                                   75%           70%           74%            74%           74%            71%
Percentage of first mortgage loans                    100%          100%          100%           100%          100%         86.91%
Weighted average pass-through rate to                7.66%         7.21%         7.10%          6.86%         6.70%          6.84%
bondholders
Assumed annual losses                                0.18%         0.18%         0.26%          0.36%         0.39%          0.56%
Remaining ramp period for losses                    0 mths        0 mths        0 mths         0 mths        0 mths         0 mths
Assumed cumulative losses as a % of UPB              1.44%         1.78%         2.50%          2.84%         3.25%          1.17%
Annual servicing fee                                 0.50%         0.50%         0.50%          0.50%         0.50%          0.56%
Servicing asset                                      0.10%         0.10%         0.10%          0.10%         0.10%          0.10%
Discount rate applied to cash flow after
   Overcollateralization                               12%           12%           12%            12%           12%            12%
Prepayment speed:
   Initial CPR (1)                                   0 CPR         0 CPR         0 CPR          0 CPR         0 CPR         24 HEP
   Peak CPR (1)                                     28 CPR        28 CPR        28 CPR         28 CPR        28 CPR         24 HEP
   Tail CPR (1)                                  26/24 CPR     26/24 CPR     26/24 CPR      26/24 CPR     26/24 CPR         24 HEP
   CPR ramp period (1)                             12 mths       12 mths       12 mths        12 mths       12 mths         24 HEP
   CPR peak period (1)                             24 mths       24 mths       24 mths        24 mths       24 mths         24 HEP
   CPR tail begins (1)                          37/49 mths     37/49mths    37/49 mths     37/49 mths    37/49 mths         24 HEP
Annual wrap fee and trustee fee                     0.285%        0.205%        0.195%         0.185%        0.185%         0.265%
Initial overcollateralization required (2)           3.25%            --            --             --            --           9.5%
Final overcollateralization required (2)              6.5%         3.75%         3.75%          3.75%         3.75%          13.5%

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


Additionally, the Company obtained an independent valuation of the residual receivables it services at December 31, 2000. This independent valuation concurred with the carrying value of the residuals it services as of the valuation date.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Residual Receivables (Continued)

In connection with its 1999 securitization transaction, HGFN agreed to cross-collateralize its residual interests in that transaction and its first three 1997 securitization transactions. The cross-collateralization is for the benefit of Financial Security Assurance, Inc. ("FSA") the bond insurer for all of the transactions. Under the terms of the cross-collateralization agreement, in the event HGFN is in breach of its obligations under any one or more of the securitization trusts, or if certain cumulative loss or delinquency triggers are met, the excess cash flow on all four residual interests will be captured by the Collateral Agent. The Collateral Agent will distribute these monies to FSA or as otherwise specified in the agreement. The total amount which may be retained by the Collateral Agent is capped at $15.0 million. This agreement terminates upon the termination of all of the related securitization trusts.

In August 2000, the Company exceeded the twelve-month rolling loss trigger in the 1998 securitization pool which resulted in the monthly cash flow of this pool (approximately $70,000 per month) being retained by the trustee rather than being paid to the Company. If the Company returns performance of this pool to a point below the required trigger, the return of cash flow back to the Company will continue.

The Company sold its servicing rights under the 2000 securitizations because the price paid by the independent third party servicer resulted in a higher realized gain than if the servicing rights not been sold. Consequently, the residual interests of $14.5 million owned by the Company are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance. These residual interests represent the Company's estimate of market value. Market value determination includes an estimate of credit losses, based on anticipated performance of the securitized loans in the portfolio.

The original certificate balances for the 2000 securitizations totaled $64,330,194. The 2000-4 trust had an original certificate balance of $41,473,722 with the Company's share of the original certificate balances being $12,047,487. The 2000-5 trust had an original certificate balance of $22,856,471 with the Company's share of the original certificate balances being $5,142,707. The average stated principal balances are $54,734 and $47,105 for pools 2000-4 and 2000-5, respectively. The annual servicing fees are 0.58% and 0.50% for 2000-4 and 2000-5, respectively, and the trustee fee is .050%.

At December 31, 2000, the 2000-4 trust had outstanding principal balances of $37,711,512 with the Company's certificate share being $11,872,993. The 2000-5 trust had outstanding principal balances of $21,809,445 with the Company's certificate share being $5,142,707.

Interest income is allocated to the bondholders based on the certificate balances. At December 31, 2000, the weighted average pass through rate to bondholders is 11.74% and 11.89% for 2000-4 and 2000-5, respectively. The Company will not receive their share of principal distribution until three years from the time of the transaction. After three years, principal distribution will be received if the portfolios meet certain performance requirements. Although the Company is a certificate holder, its share of the principal balance is reduced by all losses incurred by the pools. The assumed cumulative losses as a percent of the unpaid principal balance at December 31, 2000 are 4.95% and 3.9% for the 2000-4 and 2000-5 pools. These assumed loss rates are used in estimating the market value of the Company's residual interest.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Residual Receivables (Continued)

     At December 31, 2000 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows (dollars in thousands).

                                                                Loans
                                                            (In Thousands)
                                                           -----------------
Carrying amount/fair value of retained interests           $         58,877

Weighted-average life (in years)                                       4.24

Prepayment speed assumption (annual rate)                          24% - 30%
         Impact on fair value of 5% adverse change         $            607
         Impact on fair value of 10% adverse change        $          1,216

Expected credit losses (annual rate)                                   0.35%
         Impact on fair value of 5% adverse change         $            390
         Impact on fair value of 10% adverse change        $            780

Residual cash flows discount rate (annual)                             12.0%
         Impact on fair value of 5% adverse change         $            638
         Impact on fair value of 10% adverse change        $          1,256

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

Note 5.  Property and Equipment

The following is a summary of property and equipment:

                                                    December 31,
                                       ---------------------------------------
                                                2000                 1999
                                       ------------------     ----------------
                                                     (In thousands)
 Land                                    $         1,919      $           948
 Buildings and leasehold improvements             13,871               11,545
 Equipment and computers                           9,431               10,126
 Furniture and fixtures                            4,304                4,470
 Vehicles                                            542                  191
 Restructuring reserve                                 --              (4,312)
                                         ----------------     ----------------
      Total property and equipment                30,067               22,968
 Less accumulated depreciation                    (8,637)              (5,808)
                                         ----------------     ----------------
      Net property and equipment         $        21,430      $        17,160
                                         ================     ================


The Company leases various property and equipment, office space and automobiles under operating leases. The Company's headquarters building collateralizes the warehouse line of credit.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property and Equipment (Continued)

In 1998, the Company recorded a $1.8 million non-cash restructuring charge related to future minimum rental payments for operating leased assets and facilities that are no longer used in the Company's normal course of business. During 2000 and 1999, rental payments on leased facilities no longer used by the company have been paid from and sublease rent receipts have been deposited into the reserve established in 1998. As of December 31, 2000, management feels that the reserve is adequate to absorb future costs estimated to be associated with the leased space.

The following is a schedule of future minimum lease payments by year for all operating leases (in thousands):

                                       Future Minimum
                                       Lease Payments
                                     --------------------
                       2001          $             2,435
                       2002                        1,229
                       2003                          593
                       2004                          176
               2005 and thereafter                    34
                                     -- -----------------
                                     $             4,467
                                     ====================

Total rental expense was approximately $2.7 million in 2000, $2.0 million in 1999, and $4.9 million in 1998.

Note 6.  Real Estate Owned and Personal Property Acquired through Foreclosure

An analysis of real estate acquired through foreclosure is as follows:

                                                                     Years Ended December 31,
                                                       ---------------------------------------------------
                                                             2000              1999             1998
                                                       ---------------------------------------------------
                                                                         (In thousands)
Balance at beginning of year                               $        7,673  $        5,881   $        3,295
Loan foreclosures and improvements                                  5,414          14,827           11,777
Dispositions, net                                                 (10,854)        (10,370)          (8,495)
Write-down of real estate acquired through foreclosure               (952)         (2,665)            (696)
                                                              ------------    ------------     ------------
Balance at end of year                                    $         1,281  $        7,673  $         5,881
                                                              ============    ============     ============


Note 7.  Goodwill

An analysis of goodwill is as follows:


                                               Years Ended December 31,
                                        -------------------------------------
                                              2000                 1999
                                        ----------------     ----------------
                                                    (In thousands)
Balance at beginning of year            $         1,566      $         1,660
HomeSense purchase (See Note 1)                  19,021                   --
Amortization expense                               (964)                 (94)
                                        ----------------     ----------------
Balance at end of year                  $        19,623      $         1,566
                                        ================     ================

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Warehouse Lines of Credit

In connection with the merger with HomeSense, the Company entered into a new $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. Subsequent to the merger, the maximum commitment was increased to $50 million. The line bears interest at the prime rate plus 0.25% and is collateralized by mortgage loan receivables. The agreement requires, among other matters, minimum net worth of the Company of $10,000,000 commencing August 31, 2000, a leverage ratio of less than 35 to 1, and positive consolidated net income for each quarter beginning on or after July 1, 2000. The Company is default on these covenants. Amendments were subsequently executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default, the maturity date was extended to April 30, 2001, and the advance rate was changed to 97% from 100% for all loans made after October 23, 2000. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. At December 31, 2000, the balance of funded loans on the line was $2.6 million.

Prior to the merger, HomeSense had a $25 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST"). This agreement was amended at the time of the merger to extend to the merged entity. The agreement is structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bears interest at the prime rate plus 0.75%. Under a termination agreement between RMST and the Company, the maximum commitment at December 31, 2000 was $15 million, and the outstanding balance on that date was $11.4 million. An additional provision of the termination agreement required the Company to assign a $3.5 million certificate of deposit to RMST as security for the outstanding balance on the line. As of March 31, 2001, the agreement with RMST was terminated, and RMST's right to the certificate of deposit was relinquished.

On November 3, 2000, the Company entered into a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of December, 2000, the Company achieved the targeted funded volume for the first stage rate reduction of .15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit matures on October 31, 2001. At December 31, 2000, the balance of funded loans on the line was $6.6 million, and these loans were all sub-serviced by Provident.

On December 20, 2000, the Company entered into a short term repurchase arrangement with New Freedom Mortgage Corporation ("New Freedom") as an interim funding source while a long-term warehouse agreement was being negotiated. Under the arrangement, New Freedom agreed to fund both new mortgage production and certain mortgages originally funded by the Company. The advance rates on fundings range from 80% to 88% of the principal amount, depending on the type and source of the mortgage. New Freedom receives a fee from 1.5% up to 2.5% of the note amount based on the length of time credit is provided for each loan funded. In addition, New Freedom receives the interest accrued on the loan during the period it remains on the line. At December 31, 2000, the outstanding balance on the line was $6.3 million. The arrangement was terminated in February 2001, after the execution of a new long-term warehouse agreement with another lender.

During December 2000, the Company had terminated its revolving warehouse line of credit agreement with CIT Group/Business Credit, Inc. ("CIT"). At December 31, 1999, the Company had $1.1 million of immediate availability under the CIT agreement, based on its borrowing base on that date. Upon termination of the agreement, the company has no further obligations thereunder.

At December 31, 2000, the Company believes that no event of default has occurred on its warehouse lines of credit for which it has not obtained a waiver or forbearance.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Warehouse Lines of Credit (Continued)

Unused Lines of Credit

On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. Advance rates on fundings range from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at prime rate plus 1.00%. The agreement requires a collateral deposit of $2.5 million be in place for the life of the line. The agreement also requires that the Company have net income for any period after January 2001. The Company is currently in default of the net income covenant. Management is currently negotiating a waiver and/or modification of the terms of the agreement. Management believes they will be successful in obtaining a modified agreement, or waiver at a minimum, although there can be no assurance that a new agreement will be reached.

Note 9.  Notes Payable to Banks

The Company assumed a mortgage note of $1.9 million with Bank of America, N.A. in connection with the merger. The note was scheduled to mature on November 2, 2000. The maturity date was extended to March 2, 2001, at which time it was paid off. The note bore interest at the prime rate plus 1.5%, and was secured by a mortgage on the Company's building in Lexington, South Carolina, as well as a parcel of real estate investment property.

The Company also assumed a note payable of $422,000 to Bank of America, N.A. related to the merger. The note bears interest at 8.25% through October 2019, and is collateralized by certain other property and equipment.

The maturity schedule for theses notes is:

                                           Principal
                      Year                 Payments
             -------------------------------------------
                      2001              $     1,946,152
                      2002                       10,438
                      2003                       11,333
                      2004                       12,304
                      2005                       13,358
                 2006 and beyond                358,539
                                        ----------------
                                        $     2,352,124
                                        ================

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Investor Savings

Investor savings are summarized as follows:

                                                December 31,
                                    --------------------------------------
                                             2000                1999
                                    ------------------    ----------------
                                                  (In thousands)

Notes payable to investors            $       146,087      $      127,065
Subordinated debentures                        19,117              17,710
                                      ----------------    ----------------
                                      $         4,652      $      144,775
                                      ================    ================

Notes payable to investors are issued by a subsidiary company, CII, in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes payable to investors are on par with the rights of the holders of the senior unsecured debt of HGFN. The notes mature from one to two years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 5% to 9%. At December 31, 2000, and 1999, the weighted average rate was 7.92%, 7.55%, respectively.

At December 31, 2000 and 1999, notes payable to investors include an aggregate of approximately $31.1 million and $26.9 million, respectively, of individual investments exceeding $100,000.

The investor savings at December 31, 2000 mature as follows (in thousands):

                         2001                $       92,469
                         2002                        53,618
                                             ---------------
                                                  $ 146,087
                                             ===============

There were 5,704 and 4,853 accounts for the notes due to investors at December 31, 2000 and 1999, respectively.

Subordinated debentures are issued by CII in any denomination greater than $100 and are registered under the South Carolina Uniform Securities Act. The subordinated debentures mature one year from date of issuance and have interest rates of 6%. The debentures are subordinated to all bank debt, notes due to investors, and the senior unsecured debt. There were 1,409 and 1,312 subordinated debenture accounts at December 31, 2000 and 1999, respectively.

These notes and debentures are not secured by a pledge of any specific assets at CII, nor guaranteed by the Company.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Senior Unsecured Debt and Subsidiary Guarantors

In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million. In 2000, the company purchased $920,000 in aggregate principal amount of the Senior Notes in open market for a purchase price of $341,000, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At December 31, 2000 and 1999, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed in Note 26 (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at December 31, 2000 and 1999 were $11.2 million and $12.1 million, respectively.

Included in Note 26 is consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At December 31, 2000 and 1999, all of the subsidiary guarantors were wholly-owned by the Company.

Note 12.  Sale of Subsidiary and Subsidiary's Assets

The Company sold substantially all of the assets of the small business loan operations to TransAmerica Small Business Capital, Inc. ("TransAmerica") in the fourth quarter of 1998. The Company no longer offers the small business loan products. The Small Business Loan Unit realized net income in 1998 of $11.0 million. Included in the 1998 net income was a $19.0 million pre-tax gain on sale of the Small Business Loan Unit's net assets.

The Company sold substantially all of the assets of the auto loan unit on March 19, 1998 for $20.4 million, the approximate book value of the assets. The Company no longer offers auto loans as one of its financial products. Prior to the sale of the auto loan assets in 1998, the auto loan unit recorded a net loss of $110,000.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Fair Market Value Adjustment on Residual Receivables

As a result of higher than anticipated prepayments in 1998, the Company modified the estimated prepayment speeds on all of its mortgage loan securitization transactions to peak at 30 constant prepayment rate ("CPR") up from the previous prepayment speeds of 20 CPR. This resulted in a write-down of residual receivables of $13.6 million in 1998. No such write-down was necessary in 2000 or 1999. The Company refined its estimate and began using CPR's of 28 in 1999 based on a review of a longer period of actual experience.

Changes in valuation assumptions made in 2000, primarily related to the assumed loss rates in the pools. The change in assumed loss rates, due to lower than expected actual losses, resulted in an increase in fair value of the residual receivable. However, this increase was offset by actual losses on foreclosed properties in all the securitization pools, causing the write-down of the overall residual receivable.

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

During 2000, the Company incurred restructuring charges of approximately $1.5 million to the merger, to the decision to close its wholesale loan origination division, and estimated costs of employee relocation and severance in connection with Merger and Subsequent wholesale division closings.

Note 15.  Other General and Administrative Expenses

Other general and administrative expenses for the years ended December 31, 2000, 1999, and 1998 consist of the following:

                                                                      Years Ended December 31,
                                                    -------------------------------------------------------------
                                                          2000                  1999                  1998
                                                    ------------------    ------------------    -----------------
                                                                            (In thousands)
Depreciation expense                                 $           2,732     $           2,487     $          3,337
Amortization expense                                             1,981                   206                  289
Legal and professional fees                                      2,369                 2,013                3,125
Loan costs                                                       2,879                 1,608                3,972
Deferred loan costs                                               (835)               (2,251)              (5,917)
Travel and entertainment                                           802                   729                3,362
Office rent and utilities                                          821                   322                2,827
Telephone                                                        1,599                   928                4,228
Office supplies                                                    612                   501                2,015
Equipment and miscellaneous rental                               2,123                 1,896                2,285
Repairs and maintenance                                          1,264                 1,124                  966
Postage and handling charges                                       600                   374                1,146
Other                                                            2,914                 3,186                4,323
                                                     -----------------     -----------------     ----------------
Total other general and administrative expenses      $          19,861     $          13,123     $         25,958
                                                     =================     =================     ================

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Income Taxes

   A reconciliation of the provision for Federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes, minority interest, and extraordinary item are as follows:

                                                                                      Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                             2000               1999              1998
                                                                       ----------------    ---------------    -------------
                                                                                           (In thousands)
Statutory Federal rate of 34% applied to pre-tax income
  from continuing operations before minority interest
  and extraordinary item                                                $     (13,547)    $      (11,924)    $    (24,817)
State income taxes, net of federal income tax benefit                          (1,593)              (511)             279
Change in the valuation allowance for deferred tax assets allocated
  to income tax expense                                                       (10,000)            (7,500)          21,672
Nondeductible expenses                                                             19                 23               91
Amortization of excess cost over net assets of acquired businesses                112                 18               46
Effect of losses on tax provision                                              14,769             11,800            3,909
Tax on excess inclusion income from REMIC's                                       632                700            2,284
Other, net                                                                        152                 --             (447)
                                                                        -------------     --------------     ------------
                                                                        $      (9,456)    $       (7,394)    $      3,017
                                                                        =============     ==============     ============

The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

Provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                                                      Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                             2000               1999              1998
                                                                       ----------------    ---------------    -------------
                                                                                           (In thousands)
Current
  Federal                                                               $         535     $          403     $      2,594
  State and local                                                                   9                 52              423
                                                                        -------------     --------------     ------------
                                                                                  544                455            3,017
Deferred
  Federal                                                                      (8,942)            (7,023)              --
  State and local                                                              (1,058)              (826)              --
                                                                        -------------     --------------     ------------
                                                                              (10,000)            (7,849)              --
Total
  Federal                                                                      (8,407)            (6,620)           2,594
  State and local                                                              (1,049)              (774)             423
                                                                        -------------     --------------     ------------
                                                                        $      (9,456)    $       (7,394)    $      3,017
                                                                        =============     ==============     ============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and AMT credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           2000               1999
                                                                                      ---------------     -------------
                                                                                                 (In thousands)
Deferred tax liabilities:
   Differences between book and tax basis of property                                 $         (745)     $       (601)
   Differences between book and tax basis of investment in owner's trust                        (521)             (546)
   Difference between book and tax basis of the residual receivables associated
    with the Company's investment in the Real Estate Investment Trust                         (1,185)           (1,096)
   Deferred loan costs                                                                            --              (100)
   Other                                                                                         (41)               (9)
                                                                                      --------------      ------------
     Total gross deferred tax liabilities                                             $       (2,492)     $     (2,352)
                                                                                      ==============      ============

Deferred tax assets:
   Differences between book and tax basis of deposit base intangibles                 $          214      $        200
   Differences between book and tax basis of REMIC residual receivables                        1,687             2,303
   Allowance for credit losses                                                                 3,335             3,501
   AMT credit carryforward                                                                        19                19
   Operating loss carryforward                                                                30,145            21,535
   Deferred loan fees                                                                             --               270
   REO reserve                                                                                   114               114
   Restructuring reserve-leases                                                                  377               415
   Other                                                                                         406               167
                                                                                      --------------      ------------
     Total gross deferred tax assets                                                          36,297            28,524
     Less valuation allowance                                                                (11,805)          (14,172)
     Less gross deferred tax liabilities                                                      (2,492)           (2,352)
                                                                                      --------------      ------------
   Net deferred tax asset                                                             $       22,000      $     12,000
                                                                                      ==============      ============

The valuation allowance for deferred tax assets at December 31, 2000 was $11.8 million. The increase (decrease) in the valuation allowance for the year ended December 31, 2000 and 31, 1999 was ($10.0) million and $7.5 million, respectively. The valuation allowance at December 31, 2000 relates primarily to net operating loss ("NOL") carryforwards. The decision to decrease the valuation allowance in 2000 was based on 2001 earnings projections, and the operational changes implemented in 2000 as a result of the merger. The Company experienced a taxable loss for 2000. Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax asset. Management will evaluate this each quarter, and will make additional adjustments to reserves against this asset if deemed appropriate in the future.

As of December 31, 2000, the Company has available Federal NOL carryforwards expiring as follows (in thousands):

                    2001                    $      1,911
                    2002-2005                         --
                    2006 and after               101,681
                                            ------------
                                            $    103,592
                                            ============

There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Extraordinary Item - Gain On Extinguishment of Debt

The Company purchased $920,000, $74.5 million, and $38.4 million face amount of its Senior Notes in the market for a purchase price of $341,000, $45.0 million, and $18.9 million in 2000, 1999, and 1998, respectively. A proportionate share of the unamortized debt origination costs relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $579,000, $29.5 million, and $18.2 million in 2000, 1999, and 1998, respectively. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

Note 18.  Statement of Cash Flows

The following information relates to the Statement of Cash Flows for the three years ended December 31, 2000, 1999, and 1998:

                                                                                       Years Ended December 31,
                                                                            -----------------------------------------------
                                                                                2000              1999            1998
                                                                            -------------     -------------    ------------
                                                                                              (In thousands)
Changes in operating assets and liabilities increasing (decreasing) cash:
          Restricted cash                                                   $         248     $       (214)    $    (5,100)
          Other receivables                                                        (6,300)           3,969          (2,657)
          Residual receivable                                                     (13,386)          (7,240)          6,124
          Accrued interest receivable                                                (393)           1,189           1,794
          Servicing asset                                                             165               73             528
          Other assets                                                             (1,218)           2,670           6,373
          Remittance due to loan participants                                         122             (793)         (2,720)
          Accrued interest payable                                                     92           (2,354)         (1,551)
          Income taxes payable                                                        369              177             511
          Other liabilities                                                        (7,456)          (2,536)         (2,028)
                                                                            -------------     ------------     -----------
                                                                            $     (27,757)          (5,059)    $     1,274
                                                                            =============     ============     ===========
During the year ended December 31, 2000 in connection with the HomeSense merger the following non-cash items were recorded:

                                                                                             (In thousands)
          Loans receivable                                                                    $     29,244
          Property and equipment, net                                                                5,800
          Goodwill                                                                                  19,020
          Revolving warehouse lines of credit                                                       29,244
          Notes payable                                                                              2,853
          Other liabilities                                                                          4,915
          Preferred stock                                                                           10,000
          Common stock                                                                                   7
          Capital in excess of par value                                                             7,045

The Company foreclosed on, or repossessed property used to collateralize loans receivable in the amount of $2.4 million, $4.3 million, and $12.1 million, in 2000, 1999, and 1998, respectively. The Company purchased $3.0 and $10.5 million of foreclosed property from the securitization trusts in 2000 and 1999, respectively. The company repurchased loans from the securitization trusts of $9.9 million in 1998.

The Company paid income taxes of $175,000, $277,000 and $2.5 million, in 2000, 1999, and 1998, respectively. The Company paid interest of $17.9 million, $18.7 million, and $37.5 million, in 2000, 1999, and 1998, respectively.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Stock Option Plans and Stock Warrants

On May 21, 1981, the shareholders approved an employee stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its $.05 par value common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No additional shares are available for grant under this stock option plan, and there are 24,000 unexercised options outstanding at December 31, 2000, of which 24,000 are exercisable.

On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,667 shares of common stock. In May 1997, April 1998, March 1999, and in March 2000, the shareholders approved an additional 150,000, 350,000, 400,000 and 500,000 shares of common stock, respectively. Therefore, under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 1,966,667 shares of its $.001 par value common stock. The option price is the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of market value at date of grant. The options expire ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 230,207 common stock options at December 31, 2000, and there are 930,800 unexercised options outstanding at December 31, 2000, of which 460,000 are exercisable.

Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 31 beginning in 1995 through 1999. Under the terms of the plan, the Company may grant options totaling 33,333 shares. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. The remaining options available for grant under this plan consist of 27,606 common stock options at December 31, 2000 and there are 5,328 unexercised options outstanding at December 31, 2000, of which 5,328 are exercisable.

On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares that may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 2000 and 1999, there were 14,500 agreements granted under this plan with 11,600 unexercised agreements outstanding, all of which are exercisable. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

On April 28, 2000, the shareholders approved a stock option plan pursuant to the HomeSense merger agreement to compensate Mr. Ronald J. Sheppard, CEO. The agreement authorized 825,423 shares of Common Stock to issued at $1.75 per share to Mr. Sheppard. These options can be exercised, forfeited, and cancelled at a rate of .67 to 1 in direct proportion to any exercised, forfeited, or cancelled options that were in existence at the time of the agreement. The remaining options outstanding under this plan consist of 637,354 common stock options at December 31, 2000. In February 2001, these options were cancelled.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Stock Option Plans and Warrants (continued)

Activity in stock options is as follows:

                                                                                     Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                            2000               1999              1998
                                                                       ---------------    ---------------    --------------
Options outstanding, beginning of year                                      1,268,160            973,003           483,971

   Date of Grant             Issued at:
--------------------  ----------------------

     01/16/98           $8.00 per share                                            --                 --             6,000
     01/16/98           $9.00 per share                                            --                 --            15,000
     03/11/98           $9.75 per share                                            --                 --           205,000
     04/22/98           $8.75 per share                                            --                 --            16,900
     05/13/98           $6.75 per share                                            --                 --            50,000
     09/04/98           $2.44 per share                                            --                 --             7,000
     12/02/98           $0.9375 per share                                          --                 --           404,000
     02/26/99           $0.9375 per share      (non-qualified)                     --             25,000                --
     02/26/99           $1.32 per share        (non-qualified)                     --              1,334                --
     03/10/99           $1.22 per share                                            --             10,000                --
     07/23/99           $1.3125 per share                                          --             35,000                --
     08/20/99           $0.9375 per share      (non-qualified)                     --             10,000                --
     10/06/99           $1.03 per share                                            --            502,800                --
     02/10/00           $1.06 per share                                        35,000                 --                --
     04/28/00           $4.625 per share       (non-qualified)                 14,400                 --                --
     04/28/00           $12.25 per share       (non-qualified)                 40,000                 --                --
     04/28/00           $9.75 per share        (non-qualified)                 30,000                 --                --
     04/28/00           $0.9375 per share      (non-qualified)                 40,000                 --                --
     04/28/00           $1.03 per share        (non-qualified)                 50,000                 --                --
     05/01/00           $1.3125 per share      (non-qualified)                 35,000                 --                --
     05/01/00           $1.03 per share        (non-qualified)                 20,000                 --                --
     05/02/00           $9.75 per share        (non-qualified)                 10,000                 --                --
     05/02/00           $0.9375 per share      (non-qualified)                 20,000                 --                --
     05/02/00           $1.03 per share        (non-qualified)                 20,000                 --                --
     05/09/00           $1.75 per share        (non-qualified)                825,423                 --                --
     05/22/00           $13.50 per share       (non-qualified)                  3,000                 --                --
     05/22/00           $9.75 per share        (non-qualified)                 10,000                 --                --
     05/22/00           $0.9375 per share      (non-qualified)                 35,400                 --                --
     05/22/00           $1.03 per share        (non-qualified)                 22,000                 --                --
     05/22/00           $4.625 per share       (non-qualified)                  6,400                 --                --
     07/03/00           $4.625 per share       (non-qualified)                 12,800                 --                --
     07/03/00           $12.25 per share       (non-qualified)                 25,000                 --                --
     07/03/00           $9.75 per share        (non-qualified)                  5,000                 --                --
     07/03/00           $6.75 per share        (non-qualified)                 50,000                 --                --
     07/03/00           $0.9375 per share      (non-qualified)                 25,000                 --                --
     07/03/00           $1.03 per share        (non-qualified)                 35,000                 --                --
     07/03/00           $1.06 per share        (non-qualified)                 35,000                 --                --
     08/15/00           $0.50 per share                                       535,000                 --                --
     10/04/00           $0.50 per share        (non-qualified)                 20,000                 --                --
     10/04/00           $1.03 per share        (non-qualified)                 15,000                 --                --
     10/04/00           $0.9375 per share      (non-qualified)                  5,000                 --                --
     11/28/00           $0.42 per share                                        30,000                 --                --
                                                                         -------------    ---------------    --------------
                                Total Granted                               2,009,423            584,134            37,000
                                                                         -------------    ---------------    --------------

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Stock Option Plans and Warrants (Continued)

                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                               2000               1999              1998
                                          ---------------    ---------------    --------------
Expired, canceled or forfeited:
$1.0825 per share                                                   (12,002)               --
$1.32 per share                                   (1,334)            (9,335)           (2,668)
$4.625 per share                                 (36,800)           (34,840)          (28,800)
$10.38 per share (directors plan)                                        --              (400)
$12.25 per share                                 (66,000)           (46,000)          (86,000)
$11.25 per share (directors plan)                                        --              (533)
$13.50 per share                                 (9,000)                 --            (1,000)
$13.00 per share                                                    (10,000)               --
$14.25 per share                                                         --            (5,000)
$13.50 per share                                                         --           (15,000)
$8.00 per share                                                          --            (6,000)
$9.00 per share                                                          --           (15,000)
$9.75 per share                                  (81,000)           (42,000)          (45,000)
$8.75 per share                                                     (16,900)               --
$0.9375 per share                               (245,100)          (114,700)               --
$0.50 per share                                  (20,000)
$1.06 per share                                  (35,000)
$1.22 per share                                   (4,000)
$1.03 per share                                 (370,800)
$1.3125 per share                                (70,000)
$2.44 per share                                   (7,000)
$6.75 per share                                  (50,000)
$1.75 per share                                 (188,069)
                                            -------------    ---------------    --------------
                                              (1,184,103)          (285,777)         (205,401)
Exercised:
$1.0825 per share                                     --                 --            (6,667)
$1.32 per share                                       --                 --                --
$4.625 per share                                      --                 --            (1,600)
$5.09 per share                                       --                 --            (1,200)
$10.380 per share (directors plan)                    --                 --                --
$11.250 per share (directors plan)                    --                 --                --
$0.9375 per share                                     --             (3,200)               --
                                            -------------    ---------------    --------------
                                                      --             (3,200)           (9,467)
                                            -------------    ---------------    --------------
Options outstanding, end of year               2,331,082          1,268,160           973,003
                                            =============    ===============    ==============
Exercisable, end of year                         734,728            525,129           340,818
                                            =============    ===============    ==============
Available for grant, end of year               1,301,916            257,813           141,173
                                            =============    ===============    ==============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As such, the stock-based compensation utilized by the Company has been accounted for under APB Opinion No. 25.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Stock Option Plans and Stock Warrants (Continued)

                                                                                  Years ended December 31,
                                                                   -------------------------------------------------------
                                                                         2000               1999               1998
                                                                   ----------------  ------------------  -----------------
                                                                               (In thousands, except per share data)
Net income (loss) - as reported                                      $      (29,812)     $       1,815      $     (57,745)
Net income (loss) - pro forma                                               (30,243)             1,160            (58,025)
Diluted earnings (loss) per share of common stock - as reported               (2.06)              0.18              (5.94)
Diluted earnings (loss) per share of common stock - pro forma                 (2.09)              0.12              (5.97)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions used in 2000: dividend yield of 0%, expected volatility of 120%, risk-free interest rate of approximately 6.00%, and expected lives of 5 years. The weighted average assumptions used in 1999 were dividend yield of 0%, expected volatility of 254%, risk-free interest rate of 6.73% and expected lives of 5 years. The pro forma amounts disclosed above may not be representative of the effects on reported net income for future periods.

The Company implemented an Employee Stock Purchase Plan ("ESPP") in 1997. The ESPP allows eligible employees the right to purchase common stock at the end of each of two six-month offering periods (January 1 through June 30 and July 1 through December 31). Eligible employees must work 20 or more hours per week and have been employed for a period of 1 year. The stock is purchased at 85% of the lower of the market price at the beginning or ending of each six-month offering period. A liability is recorded for ESPP withholdings not yet applied towards the purchase of common stock. During 2000, the Company's Board of Directors has authorized an additional 400,000 shares to be issued under the Espp. The total amount of authorized shares is 600,000 at December 31, 2000.

Note 20.  Transactions with Related Parties

The Company engaged in the following related party transactions:

The Company obtains legal services from Wyche, Burgess, Freeman & Parham, P.A., certain members of which, when considered in the aggregate, beneficially own 596,351 shares of the Company's capital stock. A partner of the firm also serves as secretary to the Company. Total charges for these services were approximately $276,000 in 2000, $228,000 in 1999, and $659,000 in 1998.

Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $690,000, $707,000, and $661,000 at December 31, 2000, 1999 and 1998, respectively. The Company also had notes receivable from related parties at December 31, 2000, 1999 and 1998 of approximately $110,000, $121,000, and $168,000, respectively.

Note 21.  Employee Retirement Plan

The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan allows employees who have completed 30 days of service to participate in the plan and provides for Company contributions, subject to certain limitations. Company matching contributions are 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contributions under the plan totaled approximately $160,800 in 2000, $320,500 in 1999, and $879,000 in 1998.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Commitments and Contingencies

The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 2000, the Company had no outstanding forward commitment contracts.

On April 4, 2000, the Company received notice of a suit filed against it by Danka Funding Company, LLC ("Danka") in New Jersey Superior Court. In the suit, Danka seeks recovery of $356,000 allegedly due under copier equipment leases. It is not possible to evaluate the likelihood or amount of an unfavorable outcome at this stage.

On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's affiliate HomeGold, Inc. and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. On March 21, 2000, Rosa and Royal Utley filed a similar suit in New Hanover County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to HomeGold, Inc., the complaints in these four cases allege participation by HomeGold, Inc. in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certified in any of the cases, and HomeGold Inc. has contested, and will continue to contest each case vigorously.

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

In May 2000, HGFN entered into a $40 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. ("Household") which was subsequently increased to $50 million. All of HGFN's subsidiaries, including HGI, are guarantors under the agreement. In an amendment and forbearance agreement with its lender dated October 25, 2000, HomeGold, Inc. acknowledged that it was in default with respect to certain financial covenants under the warehouse line of credit, and the lender agreed to forebear exercising its rights and remedies without waiving any events of default. The lender has subsequently extended its forbearance, and the termination date of the warehouse, through the earlier of April 30, 2001 or the entry of HomeGold, Inc. and the lender into an amended credit agreement. The outstanding balance under this warehouse line as of March 27, 2001 was $23,921,412.

HomeGold, Inc. management believes that they will obtain an amended agreement and be able to meet its obligations thereunder on April 30, 2001; however, there can be no assurance this will occur. Were HomeGold, Inc. to default on its obligations, guarantors could be required to perform under their guaranties and fulfill HomeGold, Inc.'s obligations under the warehouse, including the obligation to pay principal and accrued interest.

HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of December 31, 2000, HGFN has repurchased $113,786,000 of the Senior Notes leaving $11,214,000 in aggregate principal amount outstanding.

HGFN has incurred operating losses of $39.8 million, $35.1 million, and $73.0 million for the years ended December 31, 2000, 1999, and 1998, respectively and has deficit shareholder's equity of $10.8 million at December 31, 2000. The management of HGFN has implemented plans to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     - Continually offering and reviewing loan products to meet customer demands while also meeting the needs of purchasers of loans originated.
     -    Hiring, retaining, and motivating loan officers and employees.
     -    Geographic expansion of loan origination operations.
     - Maintaining and increasing warehouse lines of credit to fund loan originations.
     -    Reducing non-core operating and general overhead.
     - Negotiating with potential buyers the sale of non-core lines of business and assets

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Supplemental Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the year ended December 31, 2000, are as follows:

                                                                                         Quarter Ended
                                                          --------------------------------------------------------------------------
                                                              March 31,           June 30,         September 30,       December 31,
                                                                2000                2000                2000               2000
                                                          ---------------     ---------------    ----------------    ---------------
                                                                              (in thousands, except share data)
Revenues:
     Interest income                                      $        1,927      $        3,679     $         3,784     $        2,802
     Servicing income                                              2,004               2,216               1,907              1,270
     Gain on sale of loans:
       Gross gain on sale of loans                                 1,854               3,090               3,554              1,303
       Loan fees, net                                                432               5,620               6,926              3,452
                                                          ---------------     ---------------    ----------------    ---------------
         Total gain (loss) on sale                                 2,286               8,710              10,480              4,755
     Other revenues                                                  510                 429                 573                223
                                                          ---------------     ---------------    ----------------    ---------------
         Total revenues                                            6,727              15,034              16,744              9,050

Expenses:
     Interest                                                      4,003               4,881               5,680              4,884
     Provision for credit losses                                     990                 652                 650                867
     Cost of real estate owned and defaulted loans                 1,054                                     914              1,483
     Fair market adjustment on residual receivables                1,080                 555                 509                135
     Salaries, wages and employee benefits                         4,912               7,955               8,469              7,780
     Business development costs                                    1,841               1,811               2,136              2,827
     Restructuring charges                                            --               1,369                  99                  1
     Other general and administrative                              2,813               6,218               6,429              4,401
                                                          ---------------     ---------------    ----------------    ---------------
       Total expenses                                             16,693              23,441              24,886             22,378
                                                          ---------------     ---------------    ----------------    ---------------

     Loss before income taxes, minority interest and
       extraordinary item                                         (9,966)             (8,407)             (8,142)           (13,328)
     Provision (benefit) for income taxes                            145                 190              (9,820)                29
     Minority interest in (earnings) loss of subsidiaries             (1)                  1                  (2)                (2)
                                                          ---------------     ---------------    ----------------    ---------------
     Income before extraordinary item                            (10,112)             (8,596)              1,676            (13,359)
     Extraordinary item-gain on extinguishment of debt,
       net of $0 tax                                                 226                  92                 261                  0
                                                          ---------------     ---------------    ----------------    ---------------
       Net income (loss)                                  $       (9,886)     $       (8,504)    $         1,937     $      (13,359)
                                                          ===============     ===============    ================    ===============

     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item                  $        (0.99)     $        (0.62)    $          0.10     $        (0.59)
          Extraordinary item, net of taxes                          0.02                0.01                0.02              (0.01)
                                                          ---------------     ---------------    ----------------    ---------------
          Net income (loss)                               $        (0.97)     $        (0.61)    $          0.12     $        (0.60)
                                                          ===============     ===============    ================    ===============

     Basic weighted average shares outstanding                10,170,698          13,943,164          16,805,023         16,810,149
                                                          ===============     ===============    ================    ===============

     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item                  $        (0.81)              (0.63)              (1.07)              0.41
          Extraordinary item, net of tax                            1.73                0.44                0.81              (2.94)
                                                          ---------------     ---------------    ----------------    ---------------
                                                                    0.92               (0.19)              (0.26)             (2.53)
                                                          ===============     ===============    ================    ===============

     Diluted weighted average shares outstanding              10,170,698          13,943,164          16,805,023         16,810,149
                                                          ===============     ===============    ================    ===============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Supplemental Quarterly Results of Operations (Unaudited) (Continued)

     The quarterly results of operations for the year ended December 31, 1999, are as follows:

                                                                                         Quarter Ended
                                                            ------------------------------------------------------------------------
                                                               March 31,           June 30,        September 30,       December 31,
                                                                 1999                1999              1999                1999
                                                            ---------------    ---------------    ---------------    ---------------
                                                                               (in thousands, except share data)
Revenues:
     Interest income                                        $        3,338     $        1,618     $         1,771    $        1,559
     Servicing income                                                2,402              2,608               2,606             2,197
     Gain on sale of loans:
       Gross gain on sale of loans                                   1,173              3,216                  70             1,757
       Loan fees, net                                                  957              1,416                 716               224
                                                            ---------------    ---------------    ----------------   ---------------
         Total gain (loss) on sale                                   2,130              4,632                 786             1,981
     Other revenues                                                    396                354                 409               450
                                                            ---------------    ---------------    ----------------   ---------------
         Total revenues                                              8,266              9,212               5,572             6,187

Expenses:
     Interest                                                        4,798              4,189               3,778             3,573
     Provision for credit losses                                        81               (430)              1,672             2,016
     Cost of real estate owned and defaulted loans                     823                588                 729               878
     Fair market adjustment on residual receivables                    (53)               828                 856             1,696
     Salaries, wages and employee benefits                           5,671              5,232               4,957             4,499
     Business development costs                                      1,190              1,237               1,330             1,047
     Other general and administrative                                3,258              3,538               2,920             3,407
                                                            ---------------    ---------------    ----------------   ---------------
       Total expenses                                               15,768             15,182              16,242            17,116
                                                            ---------------    ---------------    ----------------   ---------------
     Loss before income taxes, minority interest and
       extraordinary item                                           (7,502)            (5,970)            (10,670)          (10,929)
     Provision (benefit) for income taxes                              450                170                  55            (8,069)
     Minority interest in (earnings) loss of subsidiaries                3                 (7)                 (3)               (1)
                                                            ---------------    ---------------    ----------------   ---------------
     Income before extraordinary item                               (7,949)            (6,147)            (10,728)           (2,861)
     Extraordinary item-gain on extinguishment of debt,
       net of $0 tax                                                16,946              4,281               8,143               130
                                                            ---------------    ---------------    ----------------   ---------------
       Net income (loss)                                    $        8,997     $       (1,866)    $        (2,585)   $       (2,731)
                                                            ===============    ===============    ================   ===============

     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item                    $        (0.81)    $        (0.63)    $         (1.07)   $        (0.28)
          Extraordinary item, net of taxes                            1.73               0.44                0.81              0.01
                                                            ---------------    ---------------    ----------------   ---------------
          Net income (loss)                                 $         0.92     $        (0.19)    $         (0.26)   $        (0.27)
                                                            ===============    ===============    ================   ===============

     Basic weighted average shares outstanding                   9,792,174          9,827,228          10,070,150        10,149,629
                                                            ===============    ===============    ================   ===============

     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item                    $        (0.81)             (0.63)              (1.07)            (0.28)
          Extraordinary item, net of tax                              1.73               0.44                0.81              0.01
                                                            ---------------    ---------------    ----------------   ---------------
          Net income (loss)                                           0.92              (0.19)              (0.26)            (0.27)
                                                            ===============    ===============    ================   ===============

     Diluted weighted average shares outstanding                 9,792,174          9,827,228          10,070,150        10,149,629
                                                            ===============    ===============    ================   ===============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.  Earnings (loss) per share of common stock

The following table sets forth the computation of basic and fully diluted earnings per share.

                                                                                  For the Year Ended December 31,
                                                                     -----------------------------------------------------------
                                                                           2000                 1999                 1998
                                                                     ------------------    ----------------    -----------------
                                                                                (in thousands, except per share data)
Numerator
Net income (loss)-numerator for basic and fully diluted EPS          $        (29,812)     $         1,815     $        (57,745)
                                                                     ==================    ================    =================
Denominator
Basic weighted average shares o/s-denominator for basic EPS                 14,445,283           9,961,077            9,719,262
Effect of dilutive employee stock options                                           --                  --                   --
                                                                     ------------------    ----------------    -----------------
Fully diluted weighted average shares o/s-denominator for
   fully diluted EPS                                                        14,445,283           9,961,077            9,719,262
                                                                     ==================    ================    =================

Basic earnings per common share                                      $           (2.06)    $          0.18     $          (5.94)
Fully diluted earnings per common share                              $           (2.06)    $          0.18     $          (5.94)

The computation of fully diluted EPS in 2000, 1999, and 1998, does not take into account the effect of any outstanding common stock equivalents since their inclusion would be antidilutive. The number of shares related to common stock equivalents that would have been included in 2000 and 1999 were 12,089 and 70,657, respectively.

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

Loans Receivable

For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using the secondary market prices received on recent sales of these loans in the secondary market.

Residual Receivable, Net

The fair value of the residual receivable is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis. Accordingly, carrying value approximates fair value.

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25.  Fair Value of Financial Instruments (Continued)

Investor Savings

Subordinated Investor Savings were $165.2 million and $144.8 million at December 31, 2000 and 1999, respectively. These instruments bear interest at rates ranging from 5%-9% and mature at various dates throughout 2001 and 2002. There is no active market for these instruments and it is not practicable to estimate fair value.

Revolving Warehouse Lines and Notes Payable to Banks and Other

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

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                    2000                                  1999
                                                      ---------------------------------     ---------------------------------
                                                         Carrying            Fair             Carrying             Fair
                                                          Amount             Value             Amount             Value
                                                      ---------------    --------------     --------------    ---------------
                                                                                  (In thousands)
Financial Assets:
   Cash and cash equivalents                           $       3,691     $       3,691      $      26,009      $      26,009
   Restricted cash                                             5,066             5,066              5,314              5,314
   Loans receivable, net                                      51,699            52,731             56,614             57,300
   Residual receivable                                        58,877            58,877             47,770             47,770

Financial Liabilities:
   Revolving warehouse lines and
   notes payable to banks and other                    $      29,304     $      26,304      $      17,808      $      17,808
   Senior unsecured debt                                      11,214             4,300             12,134              5,700
   Commitments to extend credit                                   --                --              4,255              4,307

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26. Consolidating Condensed Financial Data of the Combined Subsidiaries That Guaranteed Senior Debt

The Subsidiary Guarantors of the Company's Senior Notes at December 31, 2000 consist of the following wholly owned subsidiaries of the Company:

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

As of December 31, 2000, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries. Prior to March 1998, The Loan Pro$, Inc. and Premier Financial Services, Inc. (the Company's auto loan units) were guarantors of this indebtedness, but their guarantees terminated when substantially all of the assets of the auto loan units were sold to TranSouth Financial Corporation, a subsidiary of Associates Financial Services Company, Inc., in March 1998.

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

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATING BALANCE SHEET

                                                          December 31, 2000
                                                             (Unaudited)
                                                       (Dollars in thousands)
                                                                    Combined
                                                                   Wholly-Owned     Combined
                                                       Parent       Guarantor     Non-Guarantor
                      ASSETS                           Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                      ------                         -----------   ------------   -------------  ------------   ------------
Cash and cash equivalents                            $      100    $     3,590    $         1    $        --     $    3,691
Restricted cash                                              66          5,000             --             --          5,066
Loans receivable:
   Loans receivable                                       1,087         57,396             --             --         58,483
   Notes receivable from affiliates                       7,847         95,448         14,083       (117,378)            --
                                                     -----------   ------------   ------------   ------------    -----------
         Total loans receivable                           8,934        152,844         14,083       (117,378)        58,483

   Less allowance for credit losses on loans               (250)        (4,402)            --             --         (4,652)
   Less deferred loan fees                                   --         (2,339)            --             --         (2,339)
   Plus deferred loan costs                                  --            207             --             --            207
                                                     -----------   ------------   ------------   ------------    -----------
         Net loans receivable                             8,684        146,310         14,083       (117,378)        51,699

Other Receivables:
   Income tax                                                --            318             --             --            318
   Accrued interest receivable                               80          1,737             --             --          1,817
   Other receivables                                         --         11,497             --             --         11,497
                                                     -----------   ------------   ------------   ------------    -----------
      Total other receivables                                80         13,552             --             --         13,632

Investment in subsidiaries                               89,558         45,147             --       (134,705)            --

Residual receivables, net                                    --         19,123         39,754             --         58,877
Net property and equipment                                   --         21,430             --             --         21,430
Real estate and personal property acquired through
foreclosure                                                  --          1,281             --             --          1,281
Net excess of cost over net assets of acquired
businesses                                                   35         19,588             --             --         19,623
Deferred income tax asset, net                            1,810         20,190             --             --         22,000
Other assets                                              1,220          3,502             --             --          4,722
                                                     -----------   ------------   ------------   ------------    -----------
Total assets                                         $  101,554    $   298,713    $    53,837    $  (252,083)    $  202,021
                                                     ===========   ============   ============   ============    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Revolving warehouse lines of credit and
     notes payable to banks                          $       --    $    29,304    $        --    $        --     $   29,304
   Investor savings:
      Notes payable to investors                             --        146,087             --             --        146,087
      Subordinated debentures                                --         19,117             --             --         19,117
                                                     -----------   ------------   ------------   ------------    -----------
         Total investor savings                              --        165,204             --             --        165,204

   Senior unsecured debt                                 11,214             --             --             --         11,214

   Accounts payable and accrued liabilities                  --          4,637             --             --          4,637
   Remittances payable                                       --          1,201             --             --          1,201
   Income taxes payable                                      --            347             --             --            347
   Accrued interest payable                                 328            610             --             --            938
   Due to (from) affiliates                             100,840          7,852          8,686       (117,378)            --
                                                     -----------   ------------   ------------   ------------    -----------
      Total other liabilities                           101,168         14,647          8,686       (117,378)         7,123

   Subordinated debt to affiliates                           --             --             --             --             --
                                                     -----------   ------------   ------------   ------------    -----------

Total liabilities                                       112,382        209,155          8,686       (117,378)       212,844

Minority interest                                            --             --              5             (1)             5

Shareholders' equity:
   Common stock                                              17          1,000              2         (1,002)            17
    Preferred stock                                      10,000                                                      10,000
   Capital in excess of par value                        46,643        203,739         48,807       (252,546)        46,643
 Note receivable from shareholder                        (5,985)        (5,985)            --          5,985         (5,985)
   Retained earnings (deficit)                          (61,503)      (109,196)        (3,663)       112,859        (61,503)
                                                     -----------   ------------   ------------      ---------    -----------
Total shareholders' equity                              (10,828)        89,558         45,146       (134,704)       (10,828)
                                                     -----------   ------------   ------------   ------------    -----------
Total liabilities and shareholders' equity           $  101,554    $   298,713    $    53,837    $  (252,083)    $  202,021
                                                     ===========   ============   ============   ============    ===========

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATING BALANCE SHEETS

                                December 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Combined
                                                                   Wholly-Owned     Combined
                                                      Parent        Guarantor     Non-Guarantor
                      ASSETS                          Company      Subsidiaries   Subsidiaries   Eliminations    Consolidated
                      ------                         ----------    ------------   ------------   ------------    ------------
Cash and cash equivalents                            $     202     $    25,806    $        1     $        --     $    26,009
Restricted cash                                          5,314              --            --              --           5,314
Loans receivable:
   Loans receivable                                         --          63,242            --              --          63,242
   Notes receivable from affiliates                      7,097          36,229         4,584         (47,910)             --
                                                     ----------    ------------   -----------    ------------    ------------
         Total loans receivable                          7,097          99,471         4,584         (47,910)         63,242

   Less allowance for credit losses on loans                --          (6,344)           --              --          (6,344)
   Less deferred loan fees                                  --            (730)           --              --            (730)
   Plus deferred loan costs                                 --             446            --              --             446
                                                     ----------    ------------   -----------    ------------    ------------
         Net loans receivable                            7,097          92,843         4,584         (47,910)         56,614

Other Receivables:
   Income tax                                               --             461            --              --             461
   Accrued interest receivable                              36           1,387            --              --           1,423
   Other receivables                                     1,006           7,053            --              --           8,059
                                                     ----------    ------------   -----------    ------------    ------------
      Total other receivables                            1,042           8,901            --              --           9,943

Investment in subsidiaries                              31,487              --            --         (31,487)             --

Residual receivables, net                                   --           4,545        43,225              --          47,770
Net property and equipment                                  --          17,160            --              --          17,160
Real estate and personal property acquired through
foreclosure                                                 --           7,673            --              --           7,673
Net excess of cost over net assets of acquired
businesses                                                  38           1,528            --              --           1,566
Deferred income tax asset, net                           3,510           8,490            --              --          12,000
Other assets                                               304           4,384            --              --           4,688
                                                     ----------    ------------   -----------    ------------    ------------
Total assets                                         $  48,994     $   171,330    $   47,810     $   (79,397)        188,737
                                                     ==========    ============   ===========    ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Revolving warehouse lines of credit               $      --     $    17,808    $       --     $        --     $    17,808

   Investor savings:
      Notes payable to investors                            --         127,065            --              --         127,065
      Subordinated debentures                               --          17,710            --              --          17,710
                                                     ----------    ------------   -----------    ------------    ------------
         Total investor savings                             --         144,775            --              --         144,775

   Senior unsecured debt                                12,134              --            --              --          12,134

   Accounts payable and accrued liabilities                 --           4,120            --              --           4,120
   Remittances payable                                      --           1,078            --              --           1,078
   Income taxes payable                                     --             120            --              --             120
   Accrued interest payable                                384             461            --              --             845
   Due to (from) affiliates                             28,632              --         7,597         (36,229)             --
                                                     ----------    ------------   -----------    ------------    ------------
      Total other liabilities                           29,016           5,779         7,597         (36,229)          6,163

   Subordinated debt to affiliates                          --          11,681            --         (11,681)             --
                                                     ----------    ------------   -----------    ------------    ------------
Total liabilities                                       41,150         180,043         7,597         (47,910)        180,880

Minority interest                                           --              (1)           14              --              13

Shareholders' equity:
   Common stock                                            507             998             2          (1,000)            507
   Capital in excess of par value                       39,028          66,043        48,807        (114,850)         39,028
   Retained earnings (deficit)                         (31,691)        (75,753)       (8,610)         84,363         (31,691)
                                                     ----------    ------------   -----------    ------------    ------------
                                                            --              --            --              --              --
Total shareholders' equity                               7,844          (8,712)       40,199         (31,487)          7,844
                                                     ----------    ------------   -----------    ------------    ------------
Total liabilities and shareholders' equity           $  48,994     $   171,330    $   47,810     $   (79,397)    $   188,737
                                                     ==========    ============   ===========    ============    ============

                  HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                          Year Ended December 31, 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Combined
                                                               Wholly-Owned       Combined
                                                  Parent         Guarantor      Non-Guarantor
                                                 Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                               -------------   -------------    -------------  -------------   -------------
REVENUES:
   Interest income                             $      1,081    $     14,584     $       --     $     (3,473)   $     12,192
   Servicing income                                      --           5,327          2,070               --           7,397
   Gain on sale of loans:
      Gross gain on sale of loans                        --           9,801             --               --           9,801
      Loan fees, net                                     --          16,430             --               --          16,430
                                               -------------   -------------    -----------    -------------   -------------
          Total gain on sale of loans                    --          26,231             --               --          26,231
   Other revenues                                        --           1,792             --              (57)          1,735
                                               -------------   -------------    -----------    -------------   -------------
          Total revenues                              1,081          47,934          2,070           (3,530)         47,555
                                               -------------   -------------    -----------    -------------   -------------

EXPENSES:
   Interest                                           4,038          18,883             --           (3,473)         19,448
   Provision for credit losses                          719           2,440             --               --           3,159
   Costs on REO and defaulted loans                      --           3,451             --               --           3,451
   Fair value write-down of residual
     receivables                                         --           7,850         (5,571)              --           2,279
   Salaries, wages and employee benefits                 --          29,116             --               --          29,116
   Business development costs                            --           8,615             --               --           8,615
   Restructuring charges                                 --           1,469             --               --           2,375
   Other general and administrative expense             182          19,738             --              (59)         18,955
                                               -------------   -------------    -----------    -------------   -------------
      Total expenses                                  4,939          91,562         (5,571)          (3,532)         87,398
                                               -------------   -------------    -----------    -------------   -------------

   Income (loss) before income taxes,
       minority interest, equity in
       undistributed earnings (loss) of
       subsidiaries, and extraordinary item          (3,858)        (43,628)         7,641                2         (39,843)
   Equity in undistributed earnings (loss)
       of subsidiaries                              (24,833)           (972)            --           25,805              --
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before income taxes,
       minority interest, and extraordinary
       item                                         (28,691)        (44,600)         7,641           25,807         (39,843)
   Provision (benefit) for income taxes               1,700         (11,156)            --               --          (9,456)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before minority interest and
       extraordinary item                           (30,391)        (33,444)         7,641           25,807         (30,387)
   Minority interest in earnings of
       subsidiaries                                      --              --             (4)              --              (4)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before extraordinary item          (30,391)        (33,444)         7,637           25,807         (30,391)
   Extraordinary item-gain on extinguishment
       of debt, net of $0 tax                           579              --             --               --             579
                                               -------------   -------------    -----------    -------------   -------------

   Net income (loss)                           $    (29,812)   $    (33,444)    $    7,637     $     25,807    $    (29,812)
                                               =============   =============    ===========    =============   =============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          Year Ended December 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Combined
                                                               Wholly-Owned       Combined
                                                   Parent       Guarantor       Non-Guarantor
                                                  Company      Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                               -------------   -------------    -------------  -------------   -------------
REVENUES:
   Interest income                             $      3,523    $      7,996     $       --     $     (3,233)   $      8,286
   Servicing income                                      --           5,883          3,930               --           9,813
   Gain on sale of loans:
      Gross gain on sale of loans                        --           6,216             --               --           6,216
      Loan fees, net                                     --           3,313             --               --           3,313
                                               -------------   -------------    -----------    -------------   -------------
          Total gain on sale of loans                    --           9,529             --               --           9,529
   Other revenues                                         8           1,774             --             (173)          1,609
                                               -------------   -------------    -----------    -------------   -------------
          Total revenues                              3,531          25,182          3,930           (3,406)         29,237
                                               -------------   -------------    -----------    -------------   -------------
EXPENSES:
   Interest                                           4,376          15,195             --           (3,233)         16,338
   Provision for credit losses                           --           3,339             --               --           3,339
   Costs on REO and defaulted loans                      --           3,018             --               --           3,018
   Fair value write-down of residual
     receivables                                         --           2,556            771               --           3,327
   Salaries, wages and employee benefits                 --          20,359             --               --          20,359
   Business development costs                            --           4,804             --               --           4,804
   Restructuring charges                                 --              --             --               --              --
   Other general and administrative expense             377          12,918              1             (173)         13,123
                                               -------------   -------------    -----------    -------------   -------------
      Total expenses                                  4,753          62,189            772           (3,406)         64,308
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before income taxes,
       minority interest, equity in
       undistributed earnings (loss)
       of subsidiaries, and extraordinary
       item                                          (1,222)        (37,007)         3,158               --         (35,071)
   Equity in undistributed earnings (loss)
       of subsidiaries                              (26,463)             --             --           26,463              --
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before income taxes,
       minority interest, and extraordinary
       item                                         (27,685)        (37,007)         3,158           26,463         (35,071)

   Provision (benefit) for income taxes                  --          (7,394)            --               --          (7,394)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before minority interest and
       extraordinary item                           (27,685)        (29,613)         3,158           26,463         (27,677)
   Minority interest in earnings of
       subsidiaries                                      --              (8)            --               --              (8)
                                               -------------   -------------    -----------    -------------   -------------
   Income (loss) before extraordinary item          (27,685)        (29,621)         3,158           26,463         (27,685)
   Extraordinary item-gain on extinguishment
       of debt, net of $0 tax                        29,500              --             --               --          29,500
                                               -------------   -------------    -----------    -------------   -------------

   Net income (loss)                           $      1,815    $    (29,621)    $    3,158     $     26,463    $      1,815
                                               =============   =============    ===========    =============   =============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          Year Ended December 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                                        Combined
                                                       Combined           Non
                                                     Wholly-Owned     Wholly-Owned    Combined
                                        Parent        Guarantor         Guarantor    Non-Guarantor
                                       Company       Subsidiaries     Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                     -------------   -------------    ------------   -------------  --------------  ---------------
REVENUES:
   Interest income                   $      8,109    $     34,551     $       10     $     1,238    $     (8,833)   $       35,075
   Servicing income                            --          18,646             --           2,734          (9,141)           12,239
   Gain on sale of loans:
      Gross gain on sale
         of loans                              --           8,057          1,415              --              --             9,472
      Loan fees, net                           --          10,136          1,520              89              --            11,745
                                     -------------   -------------    -----------    ------------   -------------   ---------------
          Total gain on sale
             of loans                          --          18,193          2,935              89              --            21,217
   Gain on sale of subsidiaries'
      net assets                               --          18,964             --              --              --            18,964
   Other revenues                             927           3,242            217             489            (645)            4,230
                                     -------------   -------------    -----------    ------------   -------------   ---------------
          Total revenues                    9,036          93,596          3,162           4,550         (18,619)           91,725
                                     -------------   -------------    -----------    ------------   -------------   ---------------

EXPENSES:
   Interest                                14,479          30,420            125             402          (9,458)           35,968
   Provision for credit losses                 20          11,886             --              --              --            11,906
   Costs on real estate owned
      and defaulted loans                      --           2,665             --              --              --             2,665
   Fair value write-down of
      residual receivables                     --           9,902             --           3,736              --            13,638
   Salaries, wages and
      employee benefits                     3,176          49,769          3,639              --              --            56,584
   Business development
      costs                                     2          10,547            269              --              --            10,818
   Restructuring charges                       --           6,838             --              --              --             6,838
   Other general and
      administrative expense               (2,216)         25,730          2,552             256             (23)           26,299
                                     -------------   -------------    -----------    ------------   -------------   ---------------
      Total expenses                       15,461         147,757          6,585           4,394          (9,481)          164,716
                                     -------------   -------------    -----------    ------------   -------------   ---------------

   Income (loss) before income
       taxes, minority interest,
       equity in undistributed
       earnings (loss) of
       subsidiaries, and
       extraordinary item                  (6,425)        (54,161)        (3,423)            156          (9,138)          (72,991)
   Equity in undistributed
       earnings (loss)
       of subsidiaries                    (69,668)        (10,138)            --              --          79,806                --
                                     -------------   -------------    -----------    ------------   -------------   ---------------
   Income (loss) before income
       taxes, minority interest,
       and extraordinary item             (76,093)        (64,299)        (3,423)            156          70,668           (72,991)

   Provision (benefit) for
      income taxes                           (132)          3,195            (46)             --              --             3,017
                                     -------------   -------------    -----------    ------------   -------------   ---------------
   Income (loss) before minority
       interest and
       extraordinary item                 (75,961)        (67,494)        (3,377)            156          70,668           (76,008)

   Minority interest in earnings
       of subsidiaries                          --              --             --              47              --               47
                                     -------------   -------------    -----------    ------------   -------------   ---------------
   Income (loss) before
      extraordinary item                  (75,961)        (67,494)        (3,377)            203          70,668           (75,961)
   Extraordinary item-gain
       on extinguishment
       of debt, net of $0 tax              18,216              --             --              --              --            18,216
                                     -------------   -------------    -----------    ------------   -------------   ---------------

   Net income (loss)                 $    (57,745)   $    (67,494)    $   (3,377)    $       203    $     70,668    $      (57,745)
                                     =============   =============    ===========    ============   =============   ===============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2000
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          Combined
                                                                        Wholly-Owned     Combined
                                                            Parent       Guarantor     Non-Guarantor
                                                            Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                          -----------   ------------   -------------   ------------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                                      $  (29,812)   $   (33,444)   $     7,637     $    25,807    $   (29,812)

   Extraordinary Gain on retirement of senior
      unsecured debt                                              --             --             --              --             --
                                                          -----------   ------------   ------------    ------------   ------------
 Income (loss) from continuing operations                         --             --             --              --             --

   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries        24,833            972             --         (25,805)            --
      Depreciation and amortization                                3          4,711             --              --          4,714
      Fair market writedown of residual receivable                --          2,279             --              --          2,279
      Benefit for deferred income taxes                       (1,700)        (8,300)            --              --        (10,000)
      Provision for credit losses                                719          2,440             --              --          3,159
      Provision for losses on real estate owned                   --            952             --              --            952
      Gain on retirement of senior unsecured debt               (579)            --             --              --           (579)
      Net decrease in deferred loan cost                          --            239             --              --            239
      Net increase (decrease) in unearned                                     1,609                                         1,609
         discount and deferred loan fees
      Loans originated with intent to sell                                 (567,421)                                     (567,421)
      Principal proceeds from sold loans                                    508,690                                       508,690
      Proceeds from securitization of loans                       --         50,554             --              --         50,554
      Other                                                       --            652             --              --            652
      Changes in operating assets and liabilities
         increasing (decreasing) cash                          5,238        (36,467)         3,472              --        (27,757)
                                                          -----------   ------------   ------------    ------------   ------------
            Net cash provided by (used in)
            operating activities                              (1,298)       (72,534)        11,109               2        (62,721)

INVESTING ACTIVITIES:
   Loans originated for investment purposes                       --           (345)            --              --           (345)
   Loans purchased for investment purposes                    (1,087)        (2,080)            --              --         (3,167)
   Principal collections on loans not sold                        --         41,266             --              --         41,266
   Purchase of REO and loans from securitization trusts           --         (2,978)            --              --         (2,978)
   Proceeds from sale of real estate and personal
      property acquired through foreclosure                       --         10,067             --              --         10,067
   Proceeds from the sale of property and equipment               --             54             --              --             54
   Purchase of property and equipment                             --           (164)            --              --           (164)
   Note receivable from shareholder                           (4,000)        (4,000)                         4,000         (4,000)
   Other                                                          --            111             --              --            111
                                                          -----------   ------------   ------------    ------------   ------------
   Net cash provided by (used in) investing activities        (7,072)        41,931             --           4,000         40,844

FINANCING ACTIVITIES:
   Advances on warehouse lines of credit                          --        702,518             --              --        702,518
   Payments on warehouse lines of credit                          --       (722,618)            --              --       (722,618)
   Retirement of senior unsecured debt                          (341)            --             --              --           (341)
   Net increase (decrease) in notes payable to banks                           (501)                                         (501)
   Net increase (decrease) in notes payable to investors          --         19,022             --              --         19,022
   Net increase (decrease) in subordinated debentures             --          1,406             --              --          1,406
   Advances (to) from subsidiary                               8,537          8,546        (11,096)         (4,002)            --
   Proceeds from issuance of additional common stock              73             --             --              --             73
   Other                                                          --             13            (13)             --             --
                                                          -----------   ------------   ------------    ------------   ------------
   Net cash provided by (used in) financing activities         8,269          8,386        (11,109)         (4,002)          (441)
                                                          -----------   ------------   ------------    ------------   ------------
   Net increase (decrease) in cash and cash equivalents         (101)       (22,217)            --              --        (22,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     202         25,806              1              --         26,009
                                                          -----------   ------------   ------------    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           101          3,589              1              --          3,691
                                                          ===========   ============   ============    ============   ============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1999
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          Combined       Combined
                                                                        Wholly-Owned       Non-
                                                            Parent       Guarantor      Guarantor
                                                            Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                          -----------   ------------   ------------    ------------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                                      $    1,815    $   (29,621)   $     3,158     $    26,463    $      1,815
    Extraordinary Gain on retirement of senior
    unsecured debt                                           (29,500)            --             --              --         (29,500)
                                                          -----------   ------------   ------------    ------------   -------------
   Income (loss) from continuing operations                  (27,685)       (29,621)         3,158          26,463         (27,685)

   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries        26,463             --             --         (26,463)             --
      Depreciation and amortization                                2          2,690             --              --           2,692
      Fair market writedown of residual receivable                --          3,327             --              --           3,327
      Benefit for deferred income taxes                           --         (7,849)            --              --          (7,849)
      Provision for credit losses                                 --          3,339             --              --           3,339
      Loss (gain) on real estate acquired through
        foreclosure                                               --          2,665             --              --           2,665
      Loans originated with intent to sell                        --       (244,086)            --              --        (244,086)
      Principal proceeds from sold loans                          --        220,410             --              --         220,410
      Proceeds from securitization of loans                       --         59,630             --              --          59,630
      Other                                                       --           (168)            --              --            (168)
      Changes in operating assets and liabilities
         increasing (decreasing) cash                         (1,999)        28,060        (31,120)             --          (5,059)
                                                          -----------   ------------   ------------    ------------   -------------
            Net cash provided by (used in)
            operating activities                              (3,219)        38,397        (27,962)             --           7,216

INVESTING ACTIVITIES:
   Loans originated for investment purposes                       --           (762)            --              --            (762)
   Loans purchased for investment purposes                        --         (1,413)            --              --          (1,413)
   Principal collections on loans not sold                        --         19,718             --              --          19,718
   Purchase of REO and loans from securitization trusts           --         21,530        (32,006)             --         (10,476)
   Proceeds from sale of real estate and personal
      property acquired through foreclosure                       --          9,774             --              --           9,774
   Proceeds from the sale of property and equipment               --            235             --              --             235
   Purchase of property and equipment                             --           (532)            --              --            (532)
   Other                                                          --            167             --              --             167
                                                          -----------   ------------   ------------    ------------   -------------
   Net cash provided by (used in) investing activities            --         48,717        (32,006)             --          16,711

FINANCING ACTIVITIES:
   Advances on warehouse lines of credit                          --        292,020             --              --         292,020
   Payments on warehouse lines of credit                          --       (290,948)            --              --        (290,948)
   Retirement of senior unsecured debt                       (45,016)            --             --              --         (45,016)
   Net increase (decrease) in notes payable to investors          --          8,479             --              --           8,479
   Net increase (decrease) in subordinated debentures             --            405             --              --             405
   Advances (to) from subsidiary                              48,012        (38,006)       (10,008)              2              --
   Proceeds from issuance of additional common stock             229             --              2              (2)            229
   Other                                                          --        (67,473)        67,473              --              --
                                                          -----------   ------------   ------------    ------------   -------------

   Net cash provided by (used in) financing activities         3,225        (95,523)        57,467              --         (34,831)
                                                          -----------   ------------   ------------    ------------   -------------

   Net increase (decrease) in cash and cash equivalents            6         (8,409)        (2,501)             --         (10,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     196         34,215          2,502              --          36,913
                                                          -----------   ------------   ------------    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           202         25,806              1              --          26,009
                                                          ===========   ============   ============    ============   =============

                   HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1998
                                   (Unaudited)
                             (Dollars in thousands)

                                                         Combined     Combined Non      Combined
                                                       Wholly-Owned   Wholly-Owned        Non-
                                           Parent       Guarantor      Guarantor       Guarantor
                                           Company     Subsidiaries   Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                         -----------   ------------   ------------    ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                     $  (57,745)   $   (67,494)   $    (3,377)    $       203    $     70,668    $    (57,745)

    Extraordinary Gain on
      retirement of senior                  (18,216)
      unsecured debt                        (18,216)            --             --              --              --
                                         -----------   ------------   ------------    ------------   -------------   -------------
   Income (loss) from
      continuing operations                 (75,961)       (67,494)        (3,377)            203          70,668          75,961
   Adjustments to reconcile
      net income (loss) to net
   cash provided by (used in)
      operating activities:                      --
      Equity in undistributed
         earnings of subsidiaries            69,668         10,138             --              --         (79,806)             --
      Depreciation and amortization             430          2,992            192              12              --           3,626
      Fair market writedown of
         residual receivable                     --         11,144             --           2,494              --          13,638
      Provision (benefit) for
         deferred income taxes                  692           (371)          (321)             --              --              --
      Provision for credit
         losses                                  20         11,886             --              --              --          11,906
      Provision for losses on
         real estate owned                       --            696             --              --              --             696
      Net (increase) decrease
         in deferred loan costs                  --            770             --              --              --             770
      Net increase (decrease)
        in unearned discount
        and other deferrals                      --         (2,245)            --              --              --          (2,245)
      Loans originated with
         intent to sell                          --       (708,004)       (39,438)             --              --        (747,442)
      Principal proceeds
         from sold loans                        178        718,406         48,764          11,600              --         778,948
      Proceeds from securitization
         of loans                                --         92,316             --              --              --          92,316
      Restructuring
         charge-fixed assets                     --          3,593             --              --              --           3,593
      Other                                      44          1,142             --            (192)             --
      Changes in operating                                                                                                    994
         assets and liabilities
         increasing (decreasing) cash         3,419         (5,612)           (29)          5,663              --           3,441
                                         -----------   ------------   ------------    ------------   -------------   -------------

            Net cash provided by
            (used in) operating
            activities                       (1,510)        69,357          5,791          19,780          (9,138)         84,280


INVESTING ACTIVITIES:
   Loans originated for
      investment purposes                      (468)      (150,549)            --          (5,600)             --        (156,617)
   Principal collections
      on loans not sold                          65        190,861             --           1,250              --         192,176
   Proceeds from sale of
      real estate and personal
      property acquired through
      foreclosure                               453          7,140             --              --              --           7,593
   Purchase of REO and loans
      from securitization
      trusts                                     --         (9,980)            --              --              --          (9,980)
   Proceeds from the sale
      of property and equipment              (1,262)         4,070             --              --              --           2,808
   Purchase of property
      and equipment                             (64)       (11,463)          (174)             --              --         (11,701)
   Other                                       (748)          (514)         1,310              --              --              48
                                         -----------   ------------   ------------    ------------   -------------   -------------

   Net cash provided by
      (used in) investing
      activities                             (2,024)        29,565          1,136          (4,350)             --          24,327

FINANCING ACTIVITIES:
   Advances on notes
      payable to banks                           --      1,406,847             --           9,653              --       1,416,500
   Payments on notes
      payable to banks                           --     (1,467,716)            --          (9,653)             --      (1,477,369)
   Net increase in notes
      payable to investors                       --          3,218             --              --              --           3,218
   Net (decrease) increase
      in subordinated debentures                 --         (1,643)            --              --              --          (1,643)
   Retirement of senior
      unsecured debt                        (20,134)            --             --              --              --         (20,134)
   Advances (to) from
      subsidiary                             22,978        (11,824)        (7,190)        (13,102)          9,138              --
   Proceeds from issuance of
      additional common stock                   214             --             --              --              --             214
   Other                                        (41)            --             --              --              --             (41)
                                         -----------   ------------   ------------    ------------   -------------   -------------

   Net cash provided by
      (used in) financing
      activities                              3,017        (71,118)        (7,190)        (13,102)          9,138         (79,255)
                                         -----------   ------------   ------------    ------------   -------------   -------------

   Net increase (decrease)
      in cash and cash
      equivalents                              (517)        27,804           (263)          2,328              --          29,352
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                            713          6,411            263             174              --           7,561
                                         -----------   ------------   ------------    ------------   -------------   -------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                  196         34,215             --           2,502              --          36,913
                                         ===========   ============   ============    ============   =============   =============

                                  EXHIBIT INDEX

2.1.1 Reorganization Agreement dated February 29, 2000 by and between HomeGold Financial, Inc. and HomeSense Financial Corp. and its Affiliated Companies set forth on Schedule 3.5 thereto: Incorporated by Reference to the Company's Definitive Proxy Statement filed on March 21, 2000 for the 2000 Annual Meeting of the Company's shareholders held on April 28, 2000, Commission File No. 000-08909 (Exhibit C).
2.1.2    Amendment No. 1 to Reorganization Agreement dated March 10, 2000:
         Incorporated by Reference to the Company's Definitive Proxy Statement filed on March 21, 2000 for the 2000 Annual Meeting of the Company's shareholders held on April 28, 2000, Commission File No. 000-08909 (Exhibit C).
2.1.3    Amendment No. 2 to Reorganization Agreement dated May 1, 2000:
         Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 2.1).
2.1.4    Amendment No. 3 to Reorganization Agreement dated May 9, 2000:
         Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 2.2).
3.1.1 Restated Articles of Incorporation as filed with the South Carolina Secretary of State on June 6, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.2 Articles of Amendment as filed with the South Carolina Secretary of State on June 24, 1998: Incorporated by Reference to the Company's Current Report on Form 8-K filed on July 7, 1998, Commission File No. 000-08909 (Exhibit 3.1).
3.1.3 Resignation of Registered Agent and Notice of Change of Registered Agent as filed with the South Carolina Secretary of State on July 15, 1998: Incorporated in Reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 3.1.3).
3.1.4 Articles of Amendment filed with the South Carolina Secretary of State on May 9, 2000 (i) reducing par value of common stock from $0.05 per share to $0.001 per share, (ii) eliminating cumulative voting with respect to election of directors and (iii) authorizing issuance of up to 20,000,000 shares of "blank check" preferred stock: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 3.1.1).
3.1.5 Articles of Amendment filed with the South Carolina Secretary of State on May 9, 2000 containing Certificate of Designation of Series A Non-convertible Preferred Stock of the Company: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 3.1.2).
3.2 Amended and Restated Bylaws dated March 12, 1997: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998, Commission File No. 000-08909 (Exhibit 3.2).
4.1.1 Indenture Dated as of September 23, 1997 among Emergent Group, Inc. (n/k/a HomeGold Financial, Inc., the Company), the Subsidiary Guarantors Named Therein and Bankers Trust Company, as Trustee pertaining to the Company's 10.75% Senior Notes due 2004: Incorporated by Reference to the Company's Registration Statement on Form S-4 filed on November 13, 1997, Commission File No. 333-39339 (Exhibit 4.1).
4.1.2 Supplemental Indenture adding Emergent Insurance Agency, Inc. as Subsidiary Guarantor dated November 3, 1997: Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.2).
4.1.3 Officers' Certificate and Opinion of Counsel dated March 18, 1998, and Notice to Trustee dated March 30, 1998, for release from Guarantees of The Loan Pro$, Inc. and Premier Financial Services, Inc. : Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.3).

4.1.4 Officers' Certificate, Opinion of Counsel dated August 21, 1998, and Notice to Trustee dated September 10, 1998, for release from Guarantees of Sterling Lending Corporation and Sterling Lending Insurance Agency:
         Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.4).
4.1.5 Supplemental Indenture #1, dated as of August 19, 1998: Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.5).
4.1.6 Officers' Certificate, Opinion of Counsel and Notice to Trustee dated November 13, 1998, for release from Guarantees of Emergent Business Capital, Inc., Emergent Business Capital Equity Group, Inc. (f/k/a/ Emergent Equity Advisors, Inc.) and Emergent Commercial Mortgage, Inc.:
         Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.6).
4.2 Registration Rights Agreement dated May 9, 2000 between the Company and the individuals listed on Schedule 1 thereto: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.10).
4.3      Form of Stock Restriction Agreement and schedule of parties thereto:
         Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.11).
4.4      See exhibits 3.1.1 through 3.2 above.
10.1 HomeGold Financial, Inc. Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.2 1995 Officer and Employee Stock Option Plan: Incorporated by reference to Exhibit 10.1 of the Company's 1995 Notice of Annual Meeting and Proxy Statement, Commission File No. 000-08909.
10.2.1 Amendment No. 1 to the 1995 Employee and Officer Stock Option Plan, dated May 27, 1997: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.
10.2.2 Amendment No. 2 to the 1995 Employee and Officer Stock Option Plan, dated June 10, 1998: Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 10, 1998, Commission File No. 333-58861.
10.2.3 Amendment No. 3 to the 1995 Employee and Officer Stock Option Plan, dated June 10, 1999 Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.2.1).
10.2.4 Amendment No. 4 to the 1995 Employee and Officer Stock Option Plan, dated April 28, 2000: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.2.2).
10.3 1995 Director Stock Option Plan: Incorporated by reference to an exhibit filed with the Company's 1995 Notice of Annual Meeting and Proxy Statement.
10.4     1995 Restricted Stock Agreement Plan: Incorporated by reference to
         Exhibit 10.4 of the Company's Registration Statement on Form S-1, Commission File No. 333-01393.
10.5.1 HomeGold Financial, Inc. Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8, Commission File No. 333-20179.
10.5.2 Amendment No. 1 to the Employee Stock Purchase Plan, dated April 28, 2000: Incorporated by Reference to the Company's Definitive Proxy Statement file on March 21, 2000 for the 2000 Annual Meeting of the Company's shareholders held on April 28, 2000, Commission File No. 000-08909.

10.6.1 $40,000,000 Warehousing Line Revolving Credit Agreement by and between HomeGold, Inc. and Household Commercial Financial Services, Inc. dated as of May 2, 2000: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.4.1).
10.6.2 Security Agreement dated May 2, 2000 of HomeGold, Inc., the other entities listed on the signature pages thereto and Household Commercial Financial Services, Inc.: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.4.2).
10.6.3 Guaranty dated May 2, 2000 of HomeGold Financial, Inc. and certain of its subsidiaries: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.4.3).
10.6.4 First Amendment to Credit Agreement, Household Commercial Financial Services, Inc. dated May 30, 2000: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000 for the quarter ended September 30, 2000, Commission File No. 000-08909 (Exhibit 10.12).
10.6.5 Second Amendment to Credit Agreement, Household Commercial Financial Services, Inc. dated September 20, 2000: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000 for the quarter ended September 30, 2000, Commission File No. 000-08909 (Exhibit 10.13).
10.6.6 Third Amendment to Credit Agreement and Forbearance Agreement, Household Commercial Financial Services, Inc. dated October 25, 2000:
         Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000 for the quarter ended September 30, 2000, Commission File No. 000-08909 (Exhibit 10.14).
10.6.7   Extension Re:  Forbearance Agreement dated January 25, 2001.
10.6.8   Second Extension Re:  Forbearance Agreement dated February 25, 2001.
10.6.9   Third Extension Re:  Forbearance Agreement dated March 30, 2001.
10.7.1   Severance Agreement dated April 28, 2000 between the Company and Keith
         B. Giddens: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.5).
10.7.2   Severance Agreement dated May 12, 2000 between the Company and John W.
         Crisler: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.6).
10.7.3 Form of Severance Agreement between the Company and employees listed in the schedule therewith: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.7).
10.8     Employment Agreement dated May 9, 2000 between the Company and Ronald
         J. Sheppard: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.8).
10.9.1 Mutual Indemnity Agreement dated May 9, 2000 between Ronald J. Sheppard and the Company: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.9).
10.9.2 Agreement dated January 30, 2001, by and between HomeGold Financial, Inc. and Ronald J. Sheppard.
10.10.1 Warehouse Loan and Security Agreement between HomeGold, Inc. and The Provident Bank dated November 3, 2000.
10.10.2 Servicing Agreement by and between The Provident Bank and HomeGold Financial, Inc. dated October 25, 2000.
10.11.1 Master Repurchase Agreement between Imperial Warehouse Finance, Inc. and HomeGold Financial, Inc. and HomeGold, Inc. dated January 11, 2001.

10.11.2 Seller's Warranties Agreement between Imperial Warehouse Finance, Inc. and HomeGold Financial, Inc. and HomeGold, Inc. dated January 11, 2001.
10.12 Mortgages Purchase Agreement dated October 13, 1999 by and between HomeSense Financial Corp. and Affiliates and HSA Residential Mortgage Services of Texas, Inc.; Letter dated May 1, 2000 from Residential Mortgage Services of Texas, Inc. to Mr. Ronald J. Sheppard, HomeSense Financial Corp., acknowledged and agreed to by HomeGold, Inc.; Letter dated July 31, 2000 from Residential Mortgage Services of Texas, Inc. to Mr. Ronald Sheppard, HomeGold and Affiliates; Letter dated August 16, 2000 from Residential Mortgage Services of Texas, Inc. to Mr. Ronald J. Sheppard, HomeSense Financial Corp. acknowledged and agreed to by HomeGold, Inc.; Letter dated September 19, 2000 from Residential Mortgage Services of Texas, Inc. to Mr. Ronald J. Sheppard, CEO, HomeGold Financial, Inc.; Letter dated September 29, 2000 from Residential Mortgage Services of Texas, Inc. to Mr. Larry Gosnell, CFO, HomeGold Financial; Assignment of Certificate of Deposit to Residential Mortgage Services of Texas, Inc. by HomeGold, Inc. dated December 14, 2000
10.13 Letter of Agreement between HomeGold, Inc. and New Freedom Mortgage Corporation dated December 20, 2000.
10.14.1 Assumption of Debt and Contribution to Capital Agreement effective December 31, 2000 by and between HomeGold Financial, Inc., HomeGold, Inc. and Carolina Investors, Inc.
10.14.2 Revolving Promissory Note dated December 31, 2000, in principal amount of up to $125,000,000 by HomeGold Financial, Inc. to Carolina Investors, Inc.
10.14.3 Guaranty and Security Agreement effective December 31, 2000 by and between HomeGold, Inc. and Carolina Investors, Inc.
10.14.4 Secured Revolving Promissory Note dated January 2, 2001, in principal amount of up to $75,000,000 by HomeGold, Inc. to Carolina Investors, Inc.
10.15    See exhibits 2.1.1 through 4.3 above.
21.0     Listing of subsidiaries.
23.1 Consent of Elliott, Davis & Company, L.L.P. to include report of Independent Auditors for the three years ended December 31, 2000.