Form 10-K/A
period 2000-12-31
HOMEGOLD FINANCIAL INC
filed 2001-04-25
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to
_______________________

Commission File No. 000-08909

                            HOMEGOLD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


     South Carolina                                        57-0513287
---------------------------------             ----------------------------------
  (State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                      Identification No.)


 3901 Pelham Road, Greenville, South Carolina                 29615
------------------------------------------------------  ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code 864-289-5000

Securities registered under Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on which registered
----------------------------           -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for June 11, 2001 to be filed not later than 120 days after December 31, 2000 is incorporated by reference into Part III hereof.

                                   SIGNATURES
             (Corrected From Filing of Form 10-K on April 17, 2001)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                     HOMEGOLD FINANCIAL, INC.
                                                                     ----------------------------
                                                                     Registrant


April 24, 2001                                                      /s/ Ronald J. Sheppard
------------------------------------------------------              --------------------------------------------------------
(Date)                                                              Ronald  J.  Sheppard,   Chief  Executive   Officer  and
                                                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald J. Sheppard                                              /s/ Forrest E. Ferrell
------------------------------------------------------              ---------------------------------------------------------
Ronald  J.  Sheppard,  Chief  Executive  Officer  and               Forrest E. Ferrell
Director                                                            President and Acting Chief Financial Officer


/s/ John M. Sterling, Jr.                                           /s/ J. Robert Philpott, Jr.
------------------------------------------------------              --------------------------------------------------------
John M.  Sterling,  Jr.,  Chairman  of the  Board  of               J. Robert Philpott, Jr.
Directors                                                           Director


/s/ Tecumseh Hooper, Jr.                                            /s/ Jan Sirota
------------------------------------------------------              --------------------------------------------------------
Tecumseh Hooper, Jr.                                                Jan Sirota
Director                                                            Director


/s/ Tobe C. B. Childers
------------------------------------------------------
Tobe C. B. Childers
Director


April 24, 2001
------------------------------------------------------
(Date)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                     HOMEGOLD FINANCIAL, INC.
                                                                     ----------------------------
                                                                     Registrant


April 24, 2001                                                      /s/ Ronald J. Sheppard
------------------------------------------------------              --------------------------------------------------------
(Date)                                                              Ronald  J.  Sheppard,   Chief  Executive   Officer  and
                                                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald J. Sheppard                                              /s/ Forrest E. Ferrell
------------------------------------------------------              ---------------------------------------------------------
Ronald  J.  Sheppard,  Chief  Executive  Officer  and               Forrest E. Ferrell
Director                                                            President and Acting Chief Financial Officer


/s/ John M. Sterling, Jr.                                           /s/ J. Robert Philpott, Jr.
------------------------------------------------------              --------------------------------------------------------
John M.  Sterling,  Jr.,  Chairman  of the  Board  of               J. Robert Philpott, Jr.
Directors                                                           Director


/s/ Tecumseh Hooper, Jr.                                            /s/ Jan Sirota
------------------------------------------------------              --------------------------------------------------------
Tecumseh Hooper, Jr.                                                Jan Sirota
Director                                                            Director


/s/ Tobe C. B. Childers
------------------------------------------------------
Tobe C. B. Childers
Director


April 24, 2001
------------------------------------------------------
(Date)

