Form 10-Q
period 2001-03-31
HOMEGOLD FINANCIAL INC
filed 2001-05-15
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of each Class:                              Outstanding at April 30, 2001
-----------------------------                     -----------------------------
Series A Non-convertible Preferred Stock,                  10,000,000
par value $1.00 per share                                  16,868,435
Common  Stock, par value $0.001 per share



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    Form 10-Q
                          Quarter Ended March 31, 2001


                                      INDEX
                                      -----

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----
Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of March 31, 2001 and December 31, 2000                              3

                       Consolidated Statements of Operations
                           for the Three Months Ended March 31, 2001                               4

                       Consolidated Statements of Shareholders' Equity (Deficit)
                           for the Three Months Ended March 31, 2001                               5

                       Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 2001                               6

                       Notes to Consolidated Financial Statements                                  7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          18

Item 3.             Disclosures about Market Risk                                                 27

PART II.            OTHER INFORMATION
--------            -----------------

Item 1.             Legal Proceedings                                                             29

Item 2.             Defaults Upon Senior Securities                                               29

Item 3.             Exhibits and Reports on Form 8-K                                              29

                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                           March 31,            December 31,
                                                                                              2001                  2000
                                                                                        -----------------     -----------------
                                                                                                      (In thousands)
                                                                                            (Unaudited)            (Audited)
                                        ASSETS
                                        ------
Cash and cash equivalents                                                               $         5,749       $         3,691
Restricted cash                                                                                   7,266                 5,066

Loans receivable                                                                                 66,430                58,483
   Less allowance for credit losses on loans                                                     (4,696)               (4,652)
   Less deferred loan fees, net                                                                  (1,939)               (2,132)
                                                                                        -----------------     -----------------
         Net loans receivable                                                                    59,795                51,699

Income taxes receivable                                                                             174                   318
Accrued interest receivable                                                                       1,814                 1,817
Other receivables                                                                                10,792                11,497
Residual receivable, net                                                                         58,398                58,877
Property and equipment, net                                                                      20,896                21,430
Real estate and personal property acquired through foreclosure                                      467                 1,281
Excess of cost over net assets of acquired businesses, net of accumulated
amortization of $1,389 in 2000 and $748 in 1999                                                  19,274                19,623
Debt origination costs, net                                                                         205                   221
Deferred income tax asset, net                                                                   22,000                22,000
Servicing asset                                                                                     659                   703
Other assets                                                                                      3,590                 3,798
                                                                                        -----------------     -----------------
Total assets                                                                            $       211,079       $       202,021
                                                                                        =================     =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Revolving warehouse lines of credit                                                  $        40,134       $        29,303
    Other borrowings                                                                    ---------------       ---------------

   Investor savings:
        Notes payable to investors                                                              154,677               146,087
        Subordinated debentures                                                                  19,785                19,117
                                                                                        -----------------     -----------------
           Total investor savings                                                               174,462               165,204

   Senior unsecured debt                                                                         11,143                11,214

   Other liabilities:
        Accounts payable and accrued liabilities                                                  3,268                 4,637
        Remittances payable                                                                       1,710                 1,201
        Income taxes payable                                                                        277                   347
        Accrued interest payable                                                                    678                   938
                                                                                        -----------------     -----------------
           Total other liabilities                                                                5,933                 7,123
                                                                                        -----------------     -----------------

Total liabilities                                                                               231,672               212,844

Minority interest                                                                                     4                     5

Shareholders' equity (deficit):
   Preferred stock , par value $1.00 per share- authorized 20,000,000 shares, issued
and outstanding                                                                                  10,000                10,000
     10,000,000 shares at March 31, 2001 and December 31, 2000
   Common stock, par value $.001 per share at March 31, 2001 and 0.001 at December
  31, 2000- authorized 100,000,000 shares, issued and outstanding 16,868,435 shares                  17                    17
  at March 31, 2001 and 16,810,149 shares at December 31, 2000
   Capital in excess of par value                                                                46,643                46,643
   Note receivable from shareholder                                                              (5,807)               (5,985)
   Accumulated deficit                                                                          (71,450)              (61,503)
                                                                                        -----------------     -----------------
Total shareholders' deficit                                                                    (20,597)               (10,828)
                                                                                        -----------------     -----------------
otal liabilities and shareholders' deficit                                             $       211,079        $       202,021
                                                                                        =================     =================

               See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                  ---------------------------------
                                                                       2001              2000
                                                                  ---------------    --------------
                                                                    (In thousands, except share
                                                                               data)
REVENUES:
   Interest income                                                $       2,053      $      1,927
    Servicing income                                                      1,116             2,004
    Gain on sale of loans                                                 1,993             1,854
    Loan fees, net                                                        6,069               432
                                                                  ---------------    --------------
       Total revenue from loans and investments                          11,231             6,217

   Other revenues                                                           154               510
                                                                  ---------------    --------------
       Total revenues                                                    11,385             6,727
                                                                  ---------------    --------------

EXPENSES:
   Interest                                                               4,985             4,003
   Provision for credit losses                                               --               990
   Cost on real estate owned and defaulted loans                            531             1,054
   Fair value write-down of residual receivable                              --             1,080
   Salaries, wages and employee benefits                                  7,185             4,912
   Business development costs                                             2,683             1,841
   Other general and administrative expenses                              5,807             2,813
                                                                  ---------------    --------------
       Total expenses                                                    21,191            16,693
                                                                  ---------------    --------------

       Loss before income taxes, minority interest and
        extraordinary item                                                (9,806)         (9,966)
Provision for income taxes                                                   190             145
                                                                  ---------------    --------------

       Income (loss) before minority interest and extraordinary item      (9,996)        (10,111)
Minority interest in (income) loss of subsidiaries                           (1)              (1)
                                                                ---------------    --------------
       Income (loss) before extraordinary item                           (9,997)         (10,112)
Extraordinary item-gain on extinguishment of debt, net of $0 tax             52              226
                                                                  ---------------    --------------
       Net income (loss)                                          $      (9,945)     $    (9,886)
                                                                  ===============    ==============

Basic and diluted earnings (loss) per share of common stock:
        Income (loss) before extraordinary item                   $       (0.59)     $     (0.99)
        Extraordinary item, net of taxes                                   0.00             0.02
                                                                  ---------------    --------------
        Net income (loss)                                         $       (0.59)     $     (0.97)
                                                                  ===============    ==============

Basic and diluted weighted average shares outstanding                 16,848,359      10,170,698
                                                                  ===============    ==============


     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For The Three Months Ended March 31, 2001 and 2000


                                              Common Stock                                     Note                        Total
                                              ------------       Capital in                 Receivable     Retained    Shareholders'
                                         Shares                   Excess of    Preferred       from        Earnings        Equity
                                         Issued       Amount      Par Value      Stock      Shareholder    (Deficit)     (Deficit)
                                      -------------  ---------   ------------  ----------   ------------  ------------ -------------
Balance at December 31, 1999            10,149,629   $    507    $    39,028   $      --    $        --    $  (31,693)  $     7,842
Change in par from $0.05 to $0.001              --      (490)            490          --             --            --            --
   Shares issued:
     Employee Stock Purchase Plan           46,606          1             35          --             --            --            36
     Officer/Director Compensation          61,540          3             45          --             --            --            48
     Share cancellation                   (228,570)       (11)            --          --             --            --           (11)
     Shares issued in HomeSense Merger   6,780,944          7          7,045          --             --            --         7,052
     Shares issued in HomeSense Merger          --         --             --      10,000             --            --        10,000
    Note Receivable from Shareholder            --         --             --          --         (5,985)           --        (5,985)
   Net income                                   --         --             --          --             --       (29,812)      (29,812)
                                      -------------  ---------   ------------  ----------   ------------  ------------  ------------

Balance at December 31, 2000            16,810,149         17         46,643      10,000         (5,985)      (61,505)      (10,830)
  Shares issued:                                                                                                                 --
  Employee Stock Purchase Plan              58,286         --             --          --             --            --            --
  Collections on Note Receivable from
   Shareholder                                  --         --             --          --            178            --           178
  Net income                                    --         --             --          --             --        (9,945)       (9,945)
                                      -------------  ---------   ------------  ----------   ------------  ------------  ------------

Balance at March 31, 2001               16,868,435   $     17    $    46,643   $  10,000    $    (5,807)   $  (71,450)  $   (20,597)
                                      =============  =========   ============  ==========   ============  ============  ============

         See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.




                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                     ------------------------------------
                                                                          2001                2000
                                                                     ----------------    ----------------
                                                                               (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                           $       (9,945)    $       (9,886)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
          Depreciation and amortization                                   1,091                 638
          Provision for credit losses on loans                               --                 990
          Fair value write-down of REO                                       94                  --
          Loss (gain) on sale of property and equipment                     (3)                  --
          Loss (gain) on sale of REO                                        125                  --
          Minority interest in earnings of subsidiary                       (1)                  --
          Net change in deferred loan fees and deferred loan costs        (193)                  --
          Gain on retirement of senior unsecured debt                      (52)                (226)
          Loss on real estate acquired through foreclosure                  --                  137
          Fair value write-down of residual receivable                      --                1,080
          Loans originated with intent to sell                        (141,667)             (86,617)
          Proceeds from loans sold                                     118,765               59,873
          Other                                                             --                 (607)
          Net changes in operating assets and liabilities               (2,299)              (4,400)
                                                                ----------------    ----------------
     Net cash used in operating activities                      $      (34,085)    $        (39,018)
                                                                ----------------    ----------------

INVESTING ACTIVITIES:
     Loans originated or purchased for investment purposes      $           --     $           (209)
     Principal collections on loans not sold                            14,943                4,095
     Proceeds from sale of real estate and personal property
      acquired through foreclosure                                         650                3,728
     Proceeds from sale of property and equipment                           14                   19
     Purchase of REO and loans from securitization of trusts                --               (2,475)
     Purchase of property and equipment                                   (191)                 (23)
     Other                                                                 657                    5
                                                                ----------------   -----------------
     Net cash provided by investing activities                  $       16,073     $          5,140
                                                                ----------------   -----------------

FINANCING ACTIVITIES:
     Advances on revolving warehouse lines of credit            $      150,240     $         89,236
     Payments on revolving warehouse lines of credit                  (139,410)             (71,865)
     Retirement of senior unsecured debt                                   (19)                (204)
     Net increase (decrease) in notes payable to investors               8,590                3,837
     Net increase (decrease) in subordinated debentures                    669                  (22)
     Proceeds from issuance of common stock                                 --                   22
                                                               ----------------    -----------------
     Net cash provided financing activities                     $       20,070     $         21,004
                                                               ----------------    -----------------

     Net increase (decrease) in cash and cash equivalents       $        2,058     $        (12,874)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                 3,691               26,009
                                                               -----------------   -----------------
     End of period                                              $        5,749     $         13,135
                                                               =================   =================


      See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as reported prior to its adoption.

     On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. HomeSense was a specialized mortgage company that originated and sold mortgage loans in the sub-prime mortgage industry, whose principal loan product was a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated its loan volume through a direct retail branch network of eight offices, as well as through centrally provided telemarketing leads, direct mail, and television advertising.

     As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting. The transaction resulted in $19.0 million of goodwill, which is being amortized on a straight line basis over 15 years. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.

         The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

NOTE 2--CASH FLOW INFORMATION

         For the three-month periods ended March 31, 2001 and 2000, the Company paid interest of $4.9 million and $4.0 million, respectively.

         For the three-month periods ended March 31, 2001 and 2000, the Company made no income tax payments.

         For the three-month periods ended March 31, 2001 and 2000, the Company foreclosed on property in the amount of $467,000 and $833,000, respectively.

         For the three-month period ended March 31, 2000, the change in operating assets and liabilities includes $4.0 million loaned to HomeSense.


NOTE 3--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2001, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not insured by the FDIC, totaled approximately $4.3 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company maintains $1.2 million in an investment bank account that is required as overdraft protection for its primary banking relationship. Also, the Company has assigned certificates of deposit totaling $6 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. The certificates of deposit are shown as restricted cash in the financial statements.


NOTE 4--RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

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

NOTE 5--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

     On May 1, 2001, the Company entered into a $50 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. which bears interest at the prime rate plus 0.25%, advances funds at 97%, and is collateralized by mortgage loan receivables. This oral agreement replaces the original agreement with Household dated May 2000, including multiple amendments, and is expected to be formalized in writing during May 2001. The agreement requires, among other matters, positive net income in the Company's subsidiary HomeGold, Inc., for the quarter ending June 30, 2001 and for each month thereafter. The credit line terminates on May 31, 2002. Availablity under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. At March 31, 2001, the balance of funded loans on the line was $19.5 million.

     The Company had a $15 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST") which expired on March 31, 2001. The agreement was structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bore interest at the prime rate plus 0.75%. An additional provision of the agreement required the Company to assign a $3.5 million certificate of deposit to RMST as security for the outstanding balance on the line. RMST's right to the certificate of deposit was relinquished on April 3, 2001.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of March, 2001, the Company achieved the targeted funded volume for the first stage rate reduction of .15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit terminates on October 31, 2001. At March 31, 2001, the balance of funded loans on the line was $8.6 million, and these loans were all sub-serviced by Provident.

         On December 20, 2000, the Company entered into an oral short term repurchase arrangement with New Freedom Mortgage Corporation ("New Freedom") as an interim funding source while a long-term warehouse agreement was being negotiated. Under the arrangement, New Freedom agreed to fund both new mortgage production and certain mortgages originally funded by the Company. The advance rates on fundings ranged from 80% to 88% of the principal amount, depending on the type and source of the mortgage. New Freedom received a fee from 1.5% up to 2.5% of the note amount based on the length of time credit was provided for each loan funded. In addition, New Freedom received the interest accrued on the loan during the period it remained on the line. At December 31, 2000, the outstanding balance on the line was $6.3 million. The arrangement was terminated in February 2001, after the execution of a new long-term warehouse agreement with another lender.

     On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. ("Imperial"). Advance rates on fundings range from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at prime rate plus 1.00%. The agreement requires a collateral deposit of $2.5 million be in place for the life of the line. The agreement also requires that the Company have net income for any period after January 2001. The Company is currently in default of the net income covenant; however, Imperial continues to fund while the Company's management negotiates a waiver and/or modification of the terms of the agreement. Management believes they will be successful in obtaining a modified agreement, or waiver at a minimum, although there can be no assurance that a new agreement will be reached. At March 31, 2001, the balance of funded loans on the line was $9.1 million.

NOTE 6--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

          In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million. In 2000, the company purchased $920,000 in aggregate principal amount of the Senior Notes in open market for a purchase price of $341,000, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At March 31, 2001, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at March 31, 2001 and 2000 were $11.1 million and $11.7 million, respectively.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both March 31, 2001 and December 31, 2000, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at March 31, 2001 consist of the following wholly-owned subsidiaries of the Company:

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

         As of March 31, 2001 and December 31, 2000, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                  Combined
                                                                  Wholly-Owned   Combined
                                                     Parent       Guarantor      Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS

Cash and cash equivalents                           $       2     $    5,746     $        1     $        --    $     5,749
Restricted cash                                            66          7,200             --              --          7,266

Loans receivable:
   Loans receivable                                     1,063         65,367             --              --         66,430
   Notes receivable from other affiliates               7,977         96,604         16,065        (120,646)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         9,040                        16,065        (120,646)        66,430
                                                                    161,971

   Less allowance for credit losses on loans            (250)        (4,446)             --              --         (4,696)
   Plus deferred loan costs                               --         (1,939)             --              --         (1,939)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           8,790        155,586         16,065        (120,646)        59,795

Income tax receivable                                      --            174             --              --            174
Accrued interest receivable                                79          1,735             --              --          1,814
Other receivables                                          --         10,792             --              --         10,792
Investment in subsidiaries                             82,467         45,455             --        (127,922)            --
Residual receivable, net                                1,000         19,231         38,167              --         58,398
Property and equipment, net                                --         20,896             --              --         20,896
Real  estate  and   personal   property   acquired         --            467             --              --            467
 through foreclosure
Excess  of  cost  over  net  assets  of   acquired         35         19,239             --              --         19,274
 businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --         22,000
Servicing asset                                            --            659             --              --            659
Debt origination costs, net                                --            205             --              --            205
Other assets                                              219          3,371             --              --          3,590
                                                    ----------    -----------    -----------    ------------   ------------
Total assets                                        $  94,468     $  310,946     $   54,233     $  (248,568)   $   211,079
                                                    ==========    ===========    ===========    ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving  warehouse  lines of credit and other  $      --     $   40,134     $       --     $        --    $    40,134
    borrowings

   Investor savings:
      Notes payable to investors                           --        154,677             --              --        154,677
      Subordinated debentures                              --         19,785             --              --         19,785
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        174,462             --              --        174,462

   Senior unsecured debt                               11,143             --             --              --         11,143

   Other liabilities:
      Accounts payable and accrued liabilities              6          3,263             --              --          3,268
      Remittances payable                                  --          1,710             --              --          1,710
      Income taxes payable                                 --            277             --              --            277
      Accrued interest payable                             23            655             --              --            678
      Due to (from) affiliates                             --           2,919         8,775         (11,694)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total other liabilities                           29          8,824          8,775         (11,694)         5,933

   Subordinated debt to affiliates                    103,893          5,059             --        (108,952)            --

                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities                                     115,065        228,479          8,775        (120,646)       231,672

Minority interest                                          --              --             4              --              4

Shareholders' equity (deficit):
   Common stock                                            17          1,000              2          (1,002)            17
   Preferred stock                                     10,000             --             --              --         10,000
   Capital in excess of par value                      46,643        203,740         48,807        (252,547)        46,643
   Note receivable from shareholder                    (5,807)        (5,807)            --           5,807         (5,807)
   Retained earnings (deficit)                        (71,450)      (116,466)        (3,353)        119,820        (71,450)
                                                    ----------    -----------    -----------    ------------    -----------
Total shareholders' equity (deficit)                  (20,597)        82,467         45,456        (127,922)       (20,597)
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities and shareholders' equity (deficit)$  94,468     $  310,946     $   54,233     $  (248,568)   $   211,079
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                   (Unaudited)
                                 (In thousands)
                                                                  Combined
                                                                  Wholly-Owned   Combined
                                                                  Guarantor      Non-Guarantor
                                                    Parent        Subsidiaries   Subsidiaries
                                                    Company                                     Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS

Cash and cash equivalents                           $     100     $    3,590     $        1     $        --    $     3,691
Restricted cash                                            66          5,000             --              --          5,066
Loans receivable:
   Loans receivable                                     1,087         57,396             --              --         58,483
   Notes receivable from affiliates                     7,847         95,448         14,083        (117,378)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         8,934        152,844         14,083        (117,378)        58,483

   Less allowance for credit losses on loans            (250)                            --              --
                                                                     (4,402)                                       (4,652)
   Less deferred loan fees                                 --        (2,339)                                       (2,339)
    Plus deferred loan costs                               --            207
                                                                                                                     207
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           8,684        146,310         14,083        (117,378)        51,699

Other Receivables:
   Income tax                                              --            318             --              --            318
   Accrued interest receivable                             80          1,737             --              --          1,817
   Other receivables                                       --         11,497             --              --         11,497

Investment in subsidiaries                             89,558         45,147             --        (134,705)            --

Residual receivable, net                                   --         19,123         39,754              --         58,877
Property and equipment, net                                --         21,430             --              --         21,430
Real  estate  and   personal   property   acquired         --          1,281             --              --          1,281
through foreclosure
Excess  of  cost  over  net  assets  of   acquired         35         19,588             --              --         19,623
businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --         22,000
Other assets                                            1,220          3,502             --              --          4,722
                                                    ----------    -----------    -----------    ------------   ------------
Total assets                                        $ 101,554     $  298,713     $   53,837     $  (252,083)   $   202,021
                                                    ==========    ===========    ===========    ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving warehouse lines of credit              $      --     $   29,304     $       --     $        --    $    29,304

   Investor savings:
      Notes payable to investors                           --        146,087             --              --        146,087
      Subordinated debentures                              --         19,117             --              --         19,117
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        165,204             --              --        165,204

   Senior unsecured debt                               11,214             --             --              --         11,214

   Accounts payable and accrued liabilities                --          4,637             --              --          4,637
   Remittances payable                                     --          1,201             --              --          1,201
   Income taxes payable                                    --            347             --              --            347
   Accrued interest payable                               328            610             --              --            938
   Due to (from) affiliates                           100,840          7,852          8,686       (117,378)             --
                                                    ----------    -----------    -----------    ------------   ------------
      Total other liabilities                         101,168         14,647          8,686       (117,378)          7,123

   Subordinated debt to affiliates                         --             --             --              --             --

Total liabilities                                     112,382        209,155          8,686       (117,378)        212,844

Minority interest                                          --             --              5             (1)              5

Shareholders' equity (deficit):
   Common stock                                            17          1,000              2          (1,002)            17
   Preferred stock                                     10,000             --             --              --         10,000
   Capital in excess of par value                      46,643        203,739         48,807        (252,546)        46,643
   Note receivable from shareholder                    (5,985)        (5,985)            --           5,985         (5,985)
   Retained earnings (deficit)                        (61,503)      (109,196)        (3,663)        112,859        (61,503)
                                                      --------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                  (10,828)       (89,558)        45,146        (134,704)      (10,828)
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities and shareholders' equity (deficit)$ 101,554     $  298,713     $   53,837     $  (252,083)   $   202,021
                                                    ==========    ===========    ===========    ============   ============


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                       Combined       Combined
                                                                       Wholly-Owned   Non-Guarantor
                                                         Parent        Guarantor      Subsidiaries
                                                         Company       Subsidiaries                    Eliminations  Consolidated
                                                        -----------    -------------  ------------    ------------  ------------
REVENUES:
   Interest income                                      $      131     $      4,568    $        --     $   (2,646)   $    2,053
   Servicing income                                             --            6,511        (5,395)             --         1,116
   Gain on sale of loans                                        --            1,993             --             --         1,993
   Loan fees, net                                               --            6,069             --             --         6,069
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  131           19,141        (5,395)         (2,646)       11,231

   Other revenues                                                7              161            --             (14)          154
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           138           19,302        (5,395)         (2,660)       11,385

EXPENSES:
   Interest                                                  2,831            4,800             --         (2,646)        4,985
   Provision for credit losses                                  --               --             --             --            --
   Costs on REO and defaulted loans                             --              531             --             --           531
   Fair market write-down of residual receivable                --            6,324        (6,324)             --            --
   Salaries, wages and employee benefits                        --            7,185             --             --         7,185
   Business development costs                                   --            2,683             --             --         2,683
   Restructuring charges                                        --               --             --              --           --
   Other general and administrative expenses                    35            5,786             --            (14)        5,807
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         2,866           27,309        (6,324)         (2,660)       21,191
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority
      interest, and                                         (2,728)          (8,007)           929             --        (9,806)
     equity in undistributed earnings (loss) of
      subsidiaries
   Earnings (loss) of subsidiaries                          (7,181)           1,016             --          6,165            --
                                                        -----------    -------------   ------------    -----------   -- --------
   Income (loss) before income taxes, minority interest and
     extraordinary item                                     (9,909)          (6,991)           929          6,165        (9,806)
   Provision benefit for income taxes                           --              190             --             --           190
                                                           --------       ----------      ---------       --------      --------
   Income (loss) before minority interest and
      extraordinary item                                    (9,909)          (7,181)           929          6,165        (9,996)
   Minority interest in loss of subsidiaries                    --               --             (1)            --            (1)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                     (9,909)          (7,181)           928          6,165        (9,997)
   Extraordianary item - gain on extinquishment of debt         52               --             --             --            52
                                                        -----------    -------------   ------------    -----------   -----------
   Net income (loss)                                    $   (9,857)    $     (7,181)   $       928     $    6,165    $   (9,945)
                                                        ===========    =============   ============    ===========   ===========






                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                       Combined         Combined
                                                                       Wholly-Owned     Non-Guarantor
                                                         Parent        Guarantor        Subsidiaries
                                                         Company       Subsidiaries                    Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      289     $      2,600     $        --    $      (962)   $     1,927
   Servicing income                                             --              391           1,613             --          2,004
   Gain on sale of loans                                        --            1,854              --             --          1,854
   Loan fees, net                                               --              432              --             --            432
                                                        -----------    -------------    ------------   ------------   -- ---------
          Total revenue from loans and investments             289            5,277           1,613           (962)         6,217

   Other revenues                                               --              525              --            (15)           510
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           289            5,802           1,613           (977)         6,727

EXPENSES:
   Interest                                                  1,124            3,841              --           (962)         4,003
   Provision for credit losses                                  --              990              --             --            990
   Cost on REO and defaulted loans                              --            1,054              --             --          1,054
   Fair market write-down of residual receivable                --              512             568             --          1,080
   Salaries, wages and employee benefits                        --            4,912              --             --          4,912
   Business development costs                                   --            1,841              --             --          1,841
   Other general and administrative expenses                    33            2,795              --            (15)         2,813
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                         1,157           15,945             568           (977)        16,693
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority interest and
     equity in undistributed earnings (loss) of subsidiaries  (868)         (10,143)          1,045             --        (9,966)
   Earnings (loss) of subsidiaries                          (9,244)             --               --          9,244            --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority interest
     and extraordinary item                                (10,112)         (10,143)          1,045          9,244        (9,966)
   Provision benefit for income taxes                           --              145              --             --           145
                                                        -----------    -------------    ------------    -----------    -----------
   Income (loss) before minority interest and
       extraordinary item                                  (10,112)         (10,288)          1,045          9,244       (10,111)
   Minority interest in loss of subsidiaries                    --               (1)             --             --            (1)
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                        (10,112)         (10,289)          1,045          9,244       (10,112)
   Extraordinary item - gain on extinquishment of debt         226               --              --             --           226
                                                        -----------    -------------    ------------   ------------   ------------
   Net income (loss)                                    $   (9,886)    $    (10,289)    $     1,045    $     9,244   $    (9,886)
                                                        ===========    =============    ============   ============   ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                     Wholly-Owned   Combined
                                                                     Guarantor      Non-Guarantor
                                                      Parent         Subsidiaries   Subsidiaries
                                                      Company                                     Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $   (9,857)    $    (7,181)    $      928    $     6,165     $    (9,945)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries    7,181          (1,016)            --         (6,165)             --
      Depreciation and amortization                          --           1,091             --             --           1,091
      Provision for credit losses                            --              --             --             --              --
      Gain on retirement of senior unsecured debt           (52)             --             --             --             (52)
      Net decrease in deferred loan fees                     --            (193)            --             --            (193)
      Loss on sale of real estate acquired through
        foreclosure                                          --              --             --             --              --
      Fair value write-down of residual receivable           --              94             --             --              94
      Loans originated with intent to sell                   --        (141,667)            --             --        (141,667)
      Proceeds from sold loans                               --         118,765             --             --         118,765
      Proceeds from securitization of loans                  --              --             --             --              --
      Other                                                  --             121             --             --             121
      Changes in operating assets and liabilities
        increasing (decreasing) cash                       (303)         (3,582)         1,586             --          (2,299)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating activities   (3,031)        (33,568)         2,514             --         (34,085)
                                                     -----------    ------------    -----------   ------------    ------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --              --             --             --              --
   Loans purchased for investment purposes                   24             (24)            --             --              --
   Principal collections on loans not sold                   --          14,943             --             --          14,943
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --             650             --             --             650
   Proceeds from sale of property and equipment              --              14             --             --              14
   Purchase of property and equipment                        --            (191)            --             --            (191)
   Loans to shareholders                                     --              --             --             --              --
   Other                                                     --             657             --             --             657
                                                     -----------    ------------    -----------   -----------     ------------
   Net cash provided by in investing activities               24         16,049             --             --          16,073
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         150,240             --             --         150,240
   Payments on warehouse lines of credit                     --        (139,410)            --             --        (139,410)
   Retirement of senior unsecured debt                      (19)             --             --             --             (19)
   Net increase in notes payable to investors                --           8,590             --             --           8,590
   Net increase in subordinated debentures                   --             669             --             --             669
   Advances (to) from subsidiary                          2,926            (415)        (2,511)            --              --
   Proceeds from issuance of additional common stock         --              --             --             --              --
   Other                                                     --               3             (3)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing activities     2,907         19,677         (2,514)            --          20,070
                                                     -----------    ------------    -----------   ------------    ------------

   Net increase (decrease) in cash and cash equivalents    (100)          2,158             --             --           2,058

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      101           3,589              1             --           3,691
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $        1     $     5,747     $        1    $        --     $     5,749
                                                     ===========    ============    ===========   ============    ============



                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                    Combined
                                                                    Wholly-Owned   Combined
                                                                    Guarantor      Non-Guarantor
                                                     Parent         Subsidiaries   Subsidiaries
                                                     Company                                       Eliminations   Consolidated
                                                     -----------    -----------    -------------   ------------   -------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $   (9,886)     $ (10,289)     $      1,045    $     9,244    $    (9,886)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activites:
      Equity in undistributed earnings of subsidiaires    9,244             --               --         (9,244)             --
      Depreciation and amortization                           1            637               --             --             638
      Provision for credit losses                            --            990               --             --             990
      Gain on retirement of senior unsecured debt          (226)            --               --             --            (226)
      Loss on sale of real estate acquired through
       foreclosure                                           --            137               --             --             137
      Fair value write-down of residual receivable           --          1,080               --             --           1,080
      Loans originated with intent to sell                   --        (86,617)              --             --         (86,617)
      Proceeds from sold loans                               --         59,873               --             --          59,873
      Proceeds from securitization of loans                  --             --               --             --              --
      Other                                                  --          (607)               --             --            (607)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                     (4,435)         (908)               943            --          (4,400)
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by (used in) operating activities   (5,302)      (35,704)             1,988            --        (39,018)
                                                     -----------    -----------    -------------   ------------   -------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --            (20)              --             --             (20)
   Loans purchased for investment purposes                   --           (189)              --             --            (189)
   Principal collections on loans not sold                   --          4,095               --             --           4,095
   Purchase of REO and loans from securitization
     trusts                                                  --         (2,475)              --             --          (2,475)
   Proceeds from sale of real estate owned                   --          3,728               --             --           3,728
   Proceeds from sale of property and equipment              --             19               --             --              19
   Purchase of property and equipment                        --            (23)              --             --             (23)
   Other                                                     --              5               --             --               5
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by in investing activities              --          5,140               --             --           5,140
                                                     -----------    -----------    -------------   ------------   -------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         89,236               --             --          89,236
   Payments on warehouse lines of credit                     --        (71,865)              --             --         (71,865)
   Retirement of senior unsecured debt                     (204)            --               --             --            (204)
   Net increase in notes payable to investors                --          3,837               --             --           3,837
   Net increase in subordinated debentures                   --            (22)              --             --             (22)
   Advances (to) from subsidiary                          5,478         (5,184)            (294)            --              --
   Proceeds from issuance of additional common stock         22             --               --             --              22
   Other                                                     --          1,694           (1,694)            --              --
                                                     -----------    -----------    -------------   ------------   -------------
   Net cash provided by (used in) financing activities    5,296         17,696           (1,988)            --         (21,004)
                                                     -----------    -----------    -------------   ------------   -------------

   Net decrease in cash and cash equivalents                 (6)       (12,868)               --            --         (12,874)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      202         25,806                1             --          26,009
                                                     -----------    -----------    -------------   ------------   -------------
   END OF PERIOD                                     $      196     $   12,938     $          1    $        --    $     13,135
                                                     ===========    ===========    =============   ============   =============



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--COMMITMENTS AND CONTINGENCIES

         The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 2000, the Company had no outstanding forward commitment contracts.

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's affiliate HomeGold, Inc. and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to HomeGold, Inc., the complaints in these three cases allege participation by HomeGold, Inc. in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certified in any of the cases, and HomeGold Inc. has contested, and will continue to contest each case vigorously.

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

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of March 31, 2001, HGFN has repurchased $113,857,000 of the Senior Notes leaving $11,143,000 in aggregate principal amount outstanding.

         HGFN has incurred operating losses of $39.8 million, $35.1 million, and $73.0 million for the years ended December 31, 2000, 1999, and 1998, respectively and has deficit shareholder's equity of $20.6 million at March 31, 2001. The management of HGFN has implemented plans to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     - Continually offering and reviewing loan products to meet customer demands while also meeting the needs of purchasers of loans originated.
     - Hiring, retaining, and motivating loan officers and employees.
     - Geographic expansion of loan origination operations.
     - Maintaining and increasing warehouse lines of credit to fund loan originations.
     - Reducing non-core operating and general overhead.
     - Negotiating with potential buyers the sale of non-core lines of business and assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. Such forward-looking statements, which are often identified by words such as "expects", "believes", or words of similar meaning, are based on management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to renew or replace existing credit facilities to fund loan originations, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements. The Company assumes no obligation to update forward-looking statements or to update why actual results could differ from those reflected in forward-looking statements.

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

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of HomeGold, Inc. The merger was accounted for under the purchase method of accounting . The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

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

         The following summarized actual March, 31, 2001 compared to unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

                                                  For the Three Months Ended March
                                                                 31,
                                                 ------------------------------------
                                                      2001                2000
                                                 ----------------    ----------------
                                                           (In thousands)

      Revenue                                     $       11,385     $        14,434
      Income before extraordinary items                  (21,191)            (23,741)
      Net income                                          (9,945)            (9,227)
      Earnings per share                                   (0.59)             (0.54)

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

                                                                               For the Three Months Ended March
                                                                                             31,
                                                                              -----------------------------------
                                                                                   2001                2000
                                                                              ---------------     ---------------
           Interest income                                                          18.0  %              28.6  %
           Servicing income                                                          9.8                 29.8
           Gross gain on sale of loans                                              17.5                 27.6
           Loan fees, net                                                           53.3                  6.4
           Other revenues                                                            1.4                  7.6
                                                                              ---------------     ---------------
                    Total revenues                                                 100.0  %             100.0  %
                                                                              ===============     ===============

           Interest expense                                                         43.8  %              59.5  %
           Provision for credit losses                                               0.0                 14.7
           Cost of real estate owned and defaulted loans                             4.7                 15.7
           Fair value write-down (write-up) of residual                              0.0                 16.1
           receivables
           Salaries, wages and employee benefits                                    63.1                 73.0
           Business development costs                                               23.6                 27.4
           Other general and administrative expenses                                51.0                 41.8
                                                                              ---------------     ---------------
           Loss before income  taxes,  minority  interest and  extraordinary      (137.7)              (148.2)
           item
           Provision for income taxes                                                2.0                  2.2
           Extraordinary item-gain on extinguishment of debt, net                    0.5                  3.4
                                                                              ---------------     ---------------
                    Net income (loss)                                              (87.4) %            (147.0) %
                                                                              ===============     ===============

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The Company recognized a net loss of $9.95 million for the three months ended March 31, 2001 ("the 2001 period") as compared to net loss of $9.89 million for the three months ended March 31, 2000 ("the 2000 period"). Included in the net loss figures for the 2001 and 2000 periods were extraordinary gains on the extinguishment of debt of $52,000 and $226,000, respectively. The loss before extraordinary items improved $114,000 from the 2000 period to the 2001 period.

         Total revenues for the 2001 period increased $4.7 million (69.2%) compared to the three months ended March 31, 2000. The increase in total revenues is comprised of a $5.6 million (1304.9%) increase in net loan fees, a $139,000 (7.5%) increase in gain on sale of loans, and a $126,000 (6.5%) increase in interest income, partially offset by a $889,000 (44.4%) decrease in servicing income and a $356,000 (69.7%) decrease in other income.

         The increase in net loan fees is primarily attributable to a $119.9 million (550.1%) increase in production, partially offset by a decrease in average loan origination fees charged, to 4.28% from 4.86%. The overall increase in production resulted primarily from the Merger, and the Company's emphasis on retail production along with an increase in loan officers. The decrease in average origination fees charged was also caused by the Company's emphasis on increasing production, which produced a short-term reduction in average origination fees charged. Average origination fees charged for the 2001 period are up substantially from the average origination fees charged for the twelve months of 2000, which were 2.9%. The Company expects to continue emphasizing production growth while maintaining average origination fees at their current rate.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales, partially offset by a reduction in the average premium obtained in the 2001 period compared to the 2000 period. In the 2001 period, the Company had mortgage whole loan sales of $118.8 million at an average premium of 1.7% compared to mortgage whole loan sales of $59.9 million at an average premium of 3.1% in the 2000 period. The higher sales were primarily a result of the Merger, and the increased loan production noted above. The Company attributes the reduction in premiums received to efforts to mitigate short term liquidity challenges resulting from the decision to terminate its relationship with its primary warehouse lender as of December 31, 2000.

         The increase in interest income resulted primarily from an increase in cash and cash equivalents, including restricted cash.

         The decline in servicing income is due to a decrease in the average serviced loan portfolio, resulting primarily from the sale on a servicing-released basis of $64.3 million in mortgage loans in 2000. Additional reductions in the average mortgage loans serviced in the 2001 period compared to the 2000 period resulted from repayments of loans in the securitized pools as well as amortization of the residual assets.

         Total expenses for the 2001 period increased $4.5 million (27.0%) compared to the 2000 period. The increase in total expenses was primarily comprised of a $6.1 million (63.9%) increase in salaries and benefits, business developments costs, and other general and administrative expenses and an approximate $1.0 million (24.5%) increase in interest expense. These increases were partially offset by a $2.6 million (83.0%) decrease in costs related to the securitization pools, real estate owned, and provision for credit losses.

         In general and administrative expenses, personnel costs increased $2.3 million (46.3%), business development costs increased $843,000 (45.8%), and other general and administrative costs increased $3.0 million (106.5%). The increase in personnel costs resulted primarily from the combination of employees resulting from the merger. The number of employees increased from 391 at March 31, 2000 to 701 at March 31, 2001. Likewise, the increase in other general and administrative costs are primarily attributable to the additional costs related to the merged company. The increase in business development costs is related to the Company's emphasis on increased production. As a percentage of total production, business development costs decreased to 1.89% in the 2001 period from 2.12% in the 2000 period.

         The decrease in costs related to the securitization pools, real estate owned, and portfolio credit losses include a $1.1 million decrease in the fair value adjustment on residual receivables, a $1.0 million decrease in the provision for credit losses, and a $523,000 decrease in costs on owned real estate and defaulted loans. The provision for credit losses is analyzed on a quarterly basis for adequacy. Based on the lower level of loans held for investment and the lower loan delinquency rates, the provision for credit losses was determined to be adequate as of March 31, 2001, and no additional provision was required. The decrease in the fair value write-down of the residual receivables was due to a change in the last half of 2000 for the valuation assumptions related to the assumed loss rates in the securitized pools. The decrease in costs on owned real estate and defaulted loans has been expected due to the Company's aggressive liquidation in 2000 of real estate acquired through foreclosure.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's average loan portfolio and the increase in the subordinated debt of a subsidiary, the combination of which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2000 and 2001.

         The Company has recorded current tax expense of $190,000 and $145,000 for the 2001 and 2000 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. The latest securitizations were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 2001 period, the Company recorded a $52,000 extraordinary gain on the extinguishment of debt related to the purchase of $71,000 of its Senior Notes. At March 31, 2001, the Company had $11.1 million of Senior Notes outstanding.

FINANCIAL CONDITION

         Net loans receivable increased to $59.8 million at March 31, 2001 from $51.7 million at December 31, 2000. The increase in net loans receivable resulted primarily from increased production during the first quarter of 2001 compared to the fourth quarter of 2000. Average monthly loan production in 2001 to date is $47.2 million compared to average monthly loan production of $28.0 million during the fourth quarter of 2000.

         The net residual receivables were $58.4 million at March 31, 2001, compared to $58.9 million at December 31, 2000. The small decrease resulted primarily from the amortization of the residual assets from prior years' securitizations.

         Net property and equipment decreased to $20.9 million at March 31, 2001, from $21.4 million at December 31, 2000, due to depreciation. Real estate and personal property acquired in foreclosure decreased to $467,000 million at March 31, 2001, from $1.3 million at December 31, 2000. This decrease resulted from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures) and the sale or securitization of loans. At March 31, 2001, the Company had $40.1 million outstanding under revolving warehouse lines of credit and other obligations to banks, compared with $29.3 million at December 31, 2000. At March 31, 2001, the Company had $174.5 million of CII notes payable to investors and subordinated debentures outstanding, compared with $165.2 million at December 31, 2000.

         The aggregate principal amount of outstanding Senior Notes was $11.1 million at March 31, 2001, compared to $11.2 million on December 31, 2000. During the three months ended March 31, 2001, the Company purchased $71,000 of its Senior Notes for a purchase price of $19,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         The total shareholders' deficit at March 31, 2001 was $20.6 million, compared to $10.8 million at December 31, 2000. This increase is attributable to the net loss of $9.9 million for the three months ended March 31, 2001.

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

         The percentage of total serviced mortgage loans past due 30 days or more increased to 9.97% at March 31, 2001 compared to 7.3% at December 31, 2000. The Company incurred net recoveries on retained loans of ($42,000) in the three months ended March 31, 2001 compared to $446,000 in net charge-offs on retained loans in the three months ended March 31, 2000. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company's allowance for loan loss as a percentage of gross loans was 7.1% at March 31, 2001 and 8.0% at December 31, 2000. The Company considers its allowance for credit losses at March 31, 2001 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience, and the secured nature of most of the Company's outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $34.1 million net use of cash from operating activities in the first three months of 2001 compared to a $39.0 million net use of cash in operations during the first three months of 2000. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on its revolving warehouse credit facilities ("Credit Facilities"), senior unsecured debt and CII investor savings notes, (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables and (vi) borrowings under warehouse lines of credit. The Company believes that its currently available sources of funds are sufficient to meet its future liquidity requirements.

         Cash and cash equivalents were $5.7 million at March 31, 2001, and $3.7 million at December 31, 2000. Cash used by operating activities was $34.1 million for the three months ended March 31, 2001, compared to cash used by operating activities of $39.0 million for the three months ended March 31, 2000. Cash provided by investing activities was $16.1 million for the three months ended March 31, 2001 compared to $5.1 million for the three months ended March 31, 2000. Cash provided by financing activities was $20.1 million for the three months ended March 31, 2001 compared to cash provided by financing activities of $21.0 million for the three months ended March 31, 2000. The decrease in cash used by operating activities was principally due to the increase in proceeds from loans sold for the three month period ended March 31, 2001 when compared to the same period of 2000. Cash provided by investing activities in both the three months ended March 31, 2001 and 2000, resulted primarily from proceeds from the sale of real estate owned. The cash provided by financing activities in the three months ended March 31, 2001 resulted primarily from a $10.8 million increase in borrowings on the Company's warehouse lines of credit and an $9.3 million increase in subordinated debt due to investors.

     On May 1, 2001, the Company entered into a $50 million revolving warehouse line of credit with Household Commercial Financial Services, Inc. which bears interest at the prime rate plus 0.25%, advances funds at 97%, and is collateralized by mortgage loan receivables. This oral agreement replaces the original agreement with Household dated May 2000, including multiple amendments, and is expectd to be formalized in writing during May 2001. The agreement requires, among other matters, positive net income in the Company's subsidiary HomeGold, Inc., for the quarter ending June 30, 2001 and for each month thereafter. The credit line terminates on May 31, 2002. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. At March 31, 2001, the balance of funded loans on the line was $19.5 million.

         The Company had a $15 million revolving purchase facility with Residential Mortgage Services of Texas ("RMST") which expired on March 31, 2001. The agreement was structured as a purchase of the mortgages by RMST, subject to a limited right of RMST to require the repurchase of defective mortgages by the Company. The facility bore interest at the prime rate plus 0.75%. An additional provision of the agreement required the Company to assign a $3.5 million certificate of deposit to RMST as security for the outstanding balance on the line. RMST's right to the certificate of deposit was relinquished on April 3, 2001.

         The Company has a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of December, 2000, the Company achieved the targeted funded volume for the first stage rate reduction of .15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit matures on October 31, 2001. At March 31, 2001, the balance of funded loans on the line was $8.6 million, and these loans were all sub-serviced by Provident.

         On December 20, 2000, the Company entered into a short term repurchase arrangement with New Freedom Mortgage Corporation ("New Freedom") as an interim funding source while a long-term warehouse agreement was being negotiated. Under the arrangement, New Freedom agreed to fund both new mortgage production and certain mortgages originally funded by the Company. The advance rates on fundings ranged from 80% to 88% of the principal amount, depending on the type and source of the mortgage. New Freedom received a fee from 1.5% up to 2.5% of the note amount based on the length of time credit was provided for each loan funded. In addition, New Freedom received the interest accrued on the loan during the period it remained on the line. At December 31, 2000, the outstanding balance on the line was $6.3 million. The arrangement was terminated in February 2001, after the execution of a new long-term warehouse agreement with another lender.

         On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. ("Imperial").
Advance rates on fundings range from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at prime rate plus 1.00%. The agreement requires a collateral deposit of $2.5 million be in place for the life of the line. The agreement also requires that the Company have net income for any period after January 2001. The Company is currently in default of the net income covenant; however, Imperial continues to fund while the Company's management negotiates a waiver and/or modification of the terms of the agreement. Management believes they will be successful in obtaining a modified agreement, or waiver at a minimum, although there can be no assurance that a new agreement will be reached. At March 31, 2001, the balance of funded loans on the line was $9.1 million.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At March 31, 2001, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. At March 31, 2001 and December 31, 2000, $11.1 million and $11.2 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At March 31, 2001 and at December 31, 2000, CII had an aggregate of $154.7 million and $146.1 million of investor notes outstanding, respectively, and an aggregate of $19.8 million and $19.1 million, respectively, of subordinated debentures. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have original maturities of one or two years.

         The Company's primary objective for the remainder of 2001 is to increase profitability; however, monthly operating losses are anticipated into the second quarter of 2001. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 2001.

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the three months ended March 31, 2001 and 2000, the Company sold $118.8 million and $59.9 million of mortgage loans, respectively.

         No loans were securitized in the first quarter of 2001 or 2000. The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $58.4 million and $58.9 million, net of allowances, at March 31, 2001 and December 31, 2000, respectively.

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

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of FASB No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 is not expected to be material to the Company.

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not believe any permanent impairment has occurred in its securitized assets as of March 31, 2001.

         The FASB reached a tentative decision related to accounting treatment for goodwill in its Business Combinations and Intangible Assets--Accounting for Goodwill project and related exposure draft. In this exposure draft, the FASB has determined that goodwill will no longer be amortized. Goodwill of a reporting unit should be tested for impairment when events or circumstances occur indicating that an impairment might exist. The FASB is expected to issue this accounting standard in 2001. The Company does not know the impact, if any, on its financial statements or its financial position related to this proposed guidance.

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

         At March 31, 2001 the Company's deferred tax asset was $22.0 million. The Company did not adjust its reserve against the deferred tax asset in the first quarter 2001. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $103 million at December 31, 2000.

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

         As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net loss of approximately $230,000 and $3.3 million, computed for the quarter ending March 31, 2001, and the year ending December 31, 2000, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit, partially offset by an increase in interest earned on short term investments.

         An immediate reduction of 100 basis points in market rates would result in a positive impact on projected net loss of approximately $155,000 and $2.1 million for the quarter ending March 31, 2001, and the year ending December 31, 2000, respectively. This impact is related to higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at December 31, 2000 under the same interest rate scenario, and a decrease in interest paid on warehouse lines of credit, partially offset by the assumption that prepayment speeds on the securitization pools would increase approximately ten percent if market interest rates declined by 100 basis points. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The rates offered on the investor notes have not historically moved with changes in market rates.

         While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

         As of March 31, 2001, the Company did not hedge its loans held for whole-loan sales. The Company's strategy for 2001 is to sell a substantial portion of the current month's production that is designated for whole-loan sales in the following month and securitizing a portion of its loan production on a quarterly basis. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at year-end.

         On loans originated for inclusion in securitized pools, the Company may employ a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategy, includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. There were no significant open hedging positions at March 31, 2001.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal  Proceedings
                  ------------------

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against a subsidiary of the Company and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Southern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to the Company's subsidiary, the complaints in these three cases allege participation by the Company's subsidiary in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certification in any of the cases, and the Company intends to contest each case vigorously.

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

Item 2.           Defaults Upon Senior Securities-
                  --------------------------------
                      No event of default has occurred for which the Company has not obtained a waiver or forbearance. See notes to the consolidated financial statements of the Company which is incorporated herein by reference.

Item 3.           Exhibits and Reports on Form 8-K
                  --------------------------------
                      a)     Exhibits
                             --------

                             None

                      b)     Reports on Form 8-K
                             -------------------

                             On March 13, 2001 the Company filed a report on Form 8-K dated May 9, 2000 to disclose the Audited Financial Statements of HomeSense Financial Corporation as of March 31, 2000. HomeSense Financial Corporation was acquired by HomeGold, Inc. on May 9, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOMEGOLD FINANCIAL, INC.

Date: May 15, 2001
                                 By:     \s\ Ronald J. Sheppard
                                 -------------------------------------------
                                 Ronald J. Sheppard
                                 Chief Executive Officer


Date:  May 15, 2001
                                 By:     \s\ Forrest E. Ferrell
                                 -------------------------------------------
                                 Forrest E. Ferrell
                                 President and Acting Chief Financial
                                 Officer