Form 10-Q
period 2001-06-30
HOMEGOLD FINANCIAL INC
filed 2001-08-14
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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


                                 113 REED AVENUE
                         LEXINGTON, SOUTH CAROLINA 29072
                    (Address of Principal Executive Offices)

                                  803-996-2000
              (Registrant's Telephone Number, Including Area Code)

                                3901 PELHAM ROAD
                        GREENVILLE, SOUTH CAROLINA 29615
              (Former Name, Former Address, and Former Fiscal Year
                          If Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of each Class:                           Outstanding at July 31, 2001
----------------------------------          -----------------------------------
SERIES A NON-CONVERTIBLE PREFERRED STOCK,             10,000,000
PAR VALUE $1.00 PER SHARE                             16,897,507
COMMON  STOCK, PAR VALUE $0.001 PER SHARE



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of June 30, 2001 and December 31, 2000                               3

                       Consolidated Statements of Operations
                           for the Six Months Ended June 30, 2001 and 2000
                           and for the Three Months Ended June 30, 2001 and 2000                   4

                       Consolidated Statements of Shareholder's Equity (Deficit)
                           for the Six Months Ended June 30, 2001                                  5

                       Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 2001                                  6

                       Notes to Unaudited Consolidated Financial Statements                        7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          18

Item 3.             Disclosures about Market Risk                                                 30

PART II.            OTHER INFORMATION

Item 3.             Defaults Upon Senior Securities                                               32

Item 6.             Exhibits and Reports on Form 8-K                                              32


                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2001                  2000
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $        15,803       $         3,691
                                                                                                      4
Restricted cash                                                                                   4,566                 5,066

Loans receivable                                                                                 58,444                58,483
   Less allowance for credit losses on loans                                                     (4,774)               (4,652)
   Less deferred loan fees, net                                                                  (1,038)               (2,132)
                                                                                        -----------------     -----------------
         Net loans receivable                                                                    52,632                51,699

Income taxes receivable                                                                             168                   318
Accrued interest receivable                                                                       1,694                 1,817
Other receivables                                                                                 7,681                11,497
Residual receivable, net                                                                         59,480                58,877
Property and equipment, net                                                                      20,321                21,430
Real estate and personal property acquired through foreclosure                                      381                 1,281
Excess of cost over net assets of acquired businesses, net of accumulated amortization of        18,925                19,623
  $2,410 in 2001 and $1,712 in 2000
Debt origination costs, net                                                                         188                   221
Deferred income tax asset, net                                                                   22,000                22,000
Servicing asset                                                                                     610                   703
Other assets                                                                                      5,243                 3,798
                                                                                        -----------------     -----------------
TOTAL ASSETS                                                                            $       209,692       $       202,021
                                                                                        =================     =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Revolving warehouse lines of credit                                                  $        28,115       $        26,951
    Other borrowings                                                                                405                 2,352

   Investor savings:
        Notes payable to investors                                                              169,362               146,087
        Subordinated debentures                                                                  21,553                19,117
                                                                                        -----------------     -----------------
           Total investor savings                                                               190,915               165,204

   Senior unsecured debt                                                                         11,003                11,214

   Other liabilities:
        Accounts payable and accrued liabilities                                                  4,757                 4,637
        Remittances payable                                                                         969                 1,201
        Income taxes payable                                                                        389                   347
        Accrued interest payable                                                                  1,002                   938
                                                                                        -----------------     -----------------
           Total other liabilities                                                                7,117                 7,123
                                                                                        -----------------     -----------------

Total liabilities                                                                               237,555               212,844

Minority interest                                                                                    --                     5

Shareholders' equity (deficit):
   Preferred stock , par value $1.00 per share- authorized 20,000,000 shares,                    10,000                10,000
     issued and outstanding 10,000,000 shares at June 30, 2001 and December 31, 2000
     Common stock, par value $.001 per share at June 30, 2001 and 0.001 at December 31, 2000-
     authorized 100,000,000 shares, issued and outstanding 16,897,507 shares at                      17                    17
     June 30, 2001 and 16,810,149 shares at December 31, 2000
   Capital in excess of par value                                                                46,668                46,643
   Note receivable from shareholder                                                              (5,914)               (5,985)
   Accumulated deficit                                                                          (78,634)              (61,503)
                                                                                        -----------------     -----------------
Total shareholders' deficit                                                                     (27,863)              (10,828)
                                                                                        -----------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $       209,692       $       202,021
                                                                                        =================     =================

See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.

                                       3



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED JUNE 30,      FOR THE THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------    -------------------------------------
                                                          2001                2000                 2001                 2000
                                                     ---------------    -----------------    -----------------    -----------------
                                                                           (In thousands, except share data)
REVENUES:
   Interest income                                   $       4,333      $         5,606      $         2,280      $         3,679
   Servicing income                                          2,520                2,586                1,405                1,661
   Gain on sale of loans                                     5,213                4,944                3,546                3,090
   Loan fees, net                                           14,897                8,666                8,829                7,137
                                                     ---------------    -----------------    -----------------    -----------------
       Total revenue from loans and investments             26,963               21,802               16,060               15,567

   Other revenues                                              799                  939                  644                  429
                                                     ---------------    -----------------    -----------------    -----------------
       Total revenues                                       27,762               22,741               16,704               15,996
                                                     ---------------    -----------------    -----------------    -----------------

EXPENSES:
   Interest                                                  9,814                8,884                4,830                4,881
   Provision for credit losses                                  --                1,642                   --                  652
   Costs on real estate owned and defaulted loans            1,195                1,927                  664                  873
   Salaries, wages and employee benefits                    16,447               12,868                9,262                7,955
   Business development costs                                5,723                3,651                3,040                1,811
   Restructuring costs                                       1,241                2,275                1,241                2,275
   Other general and administrative expenses                10,296                9,866                4,815                5,956
                                                     ---------------    -----------------    -----------------    -----------------
       Total expenses                                       44,716               41,113               23,852               24,403
                                                     ---------------    -----------------    -----------------    -----------------

       Loss before income taxes, minority interest and
              Extraordinary item                          (16,954)             (18,372)              (7,148)              (8,407)
Provision for income taxes                                    329                  335                  139                  190
                                                    ---------------    -----------------    -----------------    -----------------

       Loss before minority interest and extraordinary
          item                                            (17,283)             (18,707)              (7,287)              (8,597)
Minority interest in (income) loss of subsidiaries             (1)                  (1)                   1                    1
                                                    ---------------    -----------------    -----------------    -----------------
          Loss before extraordinary item                  (17,284)             (18,708)              (7,286)              (8,596)
Extraordinary item-gain on extinguishment of debt,
   net of $0 tax                                              153                  318                  101                   92
                                                    ---------------    -----------------    -----------------    -----------------
       NET LOSS                                     $     (17,131)     $      (18,390)      $        (7,185)     $        (8,504)
                                                    ===============    =================    =================    =================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
              Loss before extraordinary item        $       (1.02)     $         (1.55)     $         (0.43)     $         (0.62)
              Extraordinary item, net of taxes               0.01                 0.03                 0.01                 0.01
                                                    ---------------    -----------------    -----------------    -----------------
              Net loss                              $       (1.01)     $         (1.52)     $         (0.42)     $         (0.61)
                                                    ===============    =================    =================    =================

Basic and diluted weighted average shares
      outstanding                                       16,863,739           12,056,931           16,878,784           13,943,164
                                                    ===============    =================    =================    == ==============

See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                               Common Stock
                                               ------------                                        Note                    Total
                                                                    Capital in                  Receivable             Shareholders'
                                            Shares                   Excess of     Preferred       from     Accumulated   Equity
                                            Issued       Amount      Par Value       Stock     Shareholder    Deficit    (Deficit)
                                         ------------  -----------  -----------    ---------   -----------  -----------  -----------
Balance at December 31, 1999               10,149,629    $    507    $   39,028           --             --     (31,692)      7,843
   Change in par from $0.05 to $0.001                        (490)          490           --             --                      --
   Shares issued:
        Employee Stock Purchase Plan           21,787           1            20           --             --          --          21
        Officer/Director Compensation          61,540           3            45           --             --          --          48
        Share Cancellation                   (228,570)        (11)           --           --             --          --         (11)
        Shares issued in HomeSense Merger   6,780,944           7         7,045           --             --          --
        Shares issued in HomeSense Merger          --          --            --       10,000             --          --      10,000
        Note Receivable from Shareholder           --          --            --           --         (5,801)         --      (5,801)
    Net Income                                     --          --            --           --             --     (18,390)    (18,390)
                                         -------------  ----------  ------------   ----------  -------------  -----------  ---------
BALANCE AT JUNE 30, 2000                   16,785,330    $     17    $   46,628    $  10,000   $     (5,801)  $ (50,082)   $    762
                                         =============  ==========  ============   ==========  =============  ===========  =========

Balance at December 31, 2000               16,810,149          17        46,643       10,000         (5,985)    (61,503)    (10,828)
  Shares issued:                                                                                                                 --

        Employee Stock Purchase Plan           87,358          --            25           --             --          --          25
        Collections on Note Receivable from
           Shareholder                             --          --            --           --             71          --          71
  Net income                                       --          --            --           --             --     (17,131)    (17,131)
                                         -------------  ----------  -------------  -----------  ------------ -----------    --------

BALANCE AT JUNE 30, 2001                   16,897,507    $     17    $   46,668    $  10,000    $    (5,914) $  (78,634)   $(27,863)
                                         =============  ==========  =============  ===========  ============ ============  =========





See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------------
                                                                          2001                2000
                                                                     ----------------    ----------------
                                                                               (In thousands)
      OPERATING ACTIVITIES:
           Net loss                                                   $      (17,131)    $      (18,390)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                     Depreciation and amortization                             2,163              1,606
                     Provision for credit losses on loans                         --              1,642
                     Fair value write-down of REO                                126                 --
                     Loss (gain) on sale of property and equipment                (3)                --
                     Loss (gain) on sale of REO                                  258                 --
                     Minority interest in earnings of subsidiary                  (5)                --
                     Net change in deferred loan fees and deferred            (1,093)                --
                        loan costs
                     Gain on retirement of senior unsecured debt                (153)              (318)
                     Loss on real estate acquired through foreclosure             --                840
                     Fair value write-down of residual receivable                 --              1,634
                     Loans originated with intent to sell                   (348,481)          (286,436)
                     Proceeds from loans sold                                292,831            203,223
                     Proceeds from securitization of loans                        --             21,732
                     Other                                                        --               (302)
                     Net changes in operating assets and liabilities           4,226            (18,570)
                                                                     ---------------     ---------------
            Net cash used in operating activities                     $      (67,262)    $      (93,339)
                                                                     ---------------     ---------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes      $           --     $         (259)
           Principal collections on loans not sold                            55,532             22,162
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                        796              7,272
           Proceeds from sale of property and equipment                           21                 44
           Purchase of property and equipment                                   (337)               (34)
           Loan to/repayment from shareholder                                     71             (4,000)
           Other                                                              (1,604)            (4,671)
                                                                     ----------------    ----------------
           Net cash provided by investing activities                  $       54,479     $       20,514
                                                                     ----------------    ----------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit            $      326,246     $      367,968
           Payments on revolving warehouse lines of credit                  (327,030)          (318,300)
           Retirement of senior unsecured debt                                   (58)              (237)
           Net increase in notes payable to investors                         23,275                794
           Net increase in subordinated debentures                             2,437              8,250
           Proceeds from issuance of common stock                                 25                 --
                                                                     ----------------    ---------------
           Net cash provided by financing activities                  $       24,895     $       58,475
                                                                     ----------------    ---------------

           Net increase (decrease) in cash and cash equivalents       $       12,112     $      (14,350)

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                 3,691             26,009
                                                                     ----------------    ----------------
           End of period                                              $       15,803     $       11,659
                                                                     ================    ================


See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") states that the accompanying consolidated financial statements are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' equity as reported prior to their adoption.

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

         In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of HomeGold, Inc. The merger was accounted for under the purchase method of accounting prescribed. The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

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

         The consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables and determination of the allowance for credit losses.

NOTE 2--ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of FASB No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 was not material to the Company.

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not believe any permanent impairment has occurred in its securitized assets as of June 30, 2001.

         In June 2001, the FASB issued SFAS No. 141 - Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not yet evaluated the effect this statement will have on the financial position of the Company.

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation , and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3--CASH FLOW INFORMATION

         For the six-month periods ended June 30, 2001 and 2000, the Company paid interest of $9.8 million and $8.4 million, respectively.

         For the six-month periods ended June 30, 2001 and 2000, the Company paid income taxes of $0 and $177,000, respectively.

         For the six-month periods ended June 30, 2001 and 2000, the Company foreclosed on property in the amount of $279,000 and $1.9 million, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2000 in connection with the HomeSense merger the following non cash items were recorded:

                                                                (In thousands)

      Loans receivable                                          $        29,244
      Property and equipment, net                                         5,800
      Goodwill                                                           19,500
      Revolving warehouse lines of credit                                29,244
      Notes payable                                                     127,859
      Other liabilities                                                   8,692
      Preferred stock                                                    10,000
      Common stock                                                            7
      Capital in excess of par value                                      7,045


NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2001, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $15.8 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company maintained $1.2 million in an investment bank account that was required as overdraft protection for its primary banking relationship. As a term of the Company's transfer of its principal banking activity to a new bank, these funds were released to the Company.

         Also, the Company has assigned certificates of deposit totaling $4.5 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. The certificates of deposit are shown as restricted cash in the financial statements.

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

         The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company completed servicing released securitizations in the second quarters of 2001 and 2000 for $9.9 million and $41.6 million, respectively. These transactions also resulted in $3.5 million and $12.1 million residual certificates in each of the respective periods. These subordinate residual securities totaled $59.5 million and $58.9 million, net of allowances, at June 30, 2001 and December 31, 2000, respectively.

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


NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         The Company renewed its revolving warehouse line of credit with Household Commercial Financial Services, Inc. ("Household"), effective as of June 11, 2001, which bears interest at the Prime rate plus .25%, advances funds at 97% of the loan amount, and is collateralized by the mortgage loans funded. The Company and Household have operated under the terms of the agreement since its effective date; however, the agreement has not yet been executed. This agreement replaces the original agreement with Household dated May 2000, including multiple amendments, and reduces the maximum commitment from $50 million to $40 million. The agreement requires, among other matters, positive net income in the Company's subsidiary, HomeGold, Inc., for the three months ending June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. The Company has not obtained a waiver or forbearance from Household; however, Household continues to make advances under the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. Based on the outstanding borrowings under the line of credit of $15.4 million, the Company had $24.6 million of immediate availability under this agreement at June 30, 2001.

         The Company has a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of June, 2001, the Company achieved the targeted funded volume for the first stage rate reduction of 0.15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company; and the Company has not violated any of the covenants of the agreement. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit terminates on October 31, 2001. At June 30, 2001, the balance of funded loans on the line was $5.6 million, and these loans were all sub-serviced by Provident.

         On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. ("Imperial"). Since its inception, the maximum commitment has been $10 million. Advance rates on fundings ranged from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at the prime rate plus 1.00% and requires a collateral deposit of $2.5 million to be in place for the life of the line. The Company utitilized the line for its conforming production. At June 30, 2001, the balance of funded loans on the line was $7.1 million, all of which were conforming loans. This agreement required that the Company have net income for any period after January 2001. The Company was in default of this covenant. The default under the Company's warehouse line of credit with HouseHold Commercial Financial Services, Inc. described above also constituted a default under the "cross-default clause" of the Company's master repurchase agreement with Imperial Warehouse Finance, Inc. Imperial did not declare an event of default or accelerate the loan but exercised its contractual option to terminate this agreement for other reasons.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes all current warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

          In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million. In 2000, the company purchased $920,000 in aggregate principal amount of the Senior Notes in open market for a purchase price of $341,000. During 2001, the Company has purchased $211,000 in aggregate principal balance of the Senior Notes in open market for a purchase price of $58,000, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors. The indenture pertaining to the Senior Notes contains various restrictive covenants including limitations on, among other things, incurring certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. At June 30, 2001, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at June 30, 2001 and 2000 were $11.0 million and $11.6 million, respectively.

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both June 30, 2001 and December 31, 2000, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at June 30, 2001 consist of the following wholly-owned subsidiaries of the Company:

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

         As of June 30, 2001 and December 31, 2000, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                  Wholly-Owned    Combined
                                                     Parent        Guarantor     Non-Guarantor
                                                     Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ----------   ------------    -----------    ------------   ------------
                      ASSETS
                      ------

Cash and cash equivalents                           $       2    $    15,800     $        1     $        --    $    15,803
Restricted cash                                            66          4,500             --              --          4,566

Loans receivable:
   Loans receivable                                     1,040         57,404             --              --         58,444
   Notes receivable from other affiliates               7,510         99,597         17,386        (124,493)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         8,550        157,001         17,386                         58,444

   Less allowance for credit losses on loans             (250)                           --              --         (4,774)
                                                                     (4,524)
   Plus deferred loan costs                               --         (1,038)             --              --         (1,038)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           8,300        151,439         17,386        (124,493)        52,632

Income tax receivable                                      --            168             --              --            168
Accrued interest receivable                                79          1,615             --              --          1,694
Other receivables                                          --          7,681             --              --          7,681
Investment in subsidiaries                             77,962         45,085             --        (123,047)            --
Residual receivable, net                                   --         22,794         36,686              --         59,480
Property and equipment, net                                --         20,321             --              --         20,321
Real  estate  and   personal   property   acquired         --            381             --              --            381
through foreclosure
Excess  of  cost  over  net  assets  of   acquired         34         18,891             --              --         18,925
businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --         22,000
Other assets                                            1,197          4,844             --              --          6,041
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                        $  89,450     $  313,709     $   54,073     $  (247,540)   $   209,692
                                                    ==========    ===========    ===========    ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Liabilities:
   Revolving  warehouse  lines of credit and other  $      --     $   28,520     $       --     $        --    $    28,520
borrowings

   Investor savings:
      Notes payable to investors                           --        169,362             --              --        169,362
      Subordinated debentures                              --         21,553             --              --         21,553
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        190,915             --              --        190,915

   Senior unsecured debt                               11,003             --             --              --         11,003

   Other liabilities:
      Accounts payable and accrued liabilities             12          4,745             --              --          4,757
      Remittances payable                                  --            969             --              --            969
      Income taxes payable                                 --            389             --              --            389
      Accrued interest payable                            318            684             --              --          1,002
      Due to (from) affiliates                             --          4,281          8,988         (13,269)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total other liabilities                          330         11,068          8,988         (13,269)         7,117

   Subordinated debt to affiliates                    105,980          5,243             --        (111,223)            --
                                                    ----------    -----------    -----------    ------------   ------------
Total liabilities                                     117,313        235,746          8,988        (124,492)       237,555

Minority interest                                          --             --             --              --             --

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,668        203,740         48,807        (252,547)        46,668
   Note receivable from shareholder                    (5,914)        (5,914)            --           5,914         (5,914)
   Retained earnings (deficit)                        (78,634)      (120,863)        (3,724)        124,587        (78,634)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                  (27,863)        77,963         45,085        (123,048)       (27,863)
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  89,450     $  313,709     $   54,073     $  (247,540)   $   209,692
   (DEFICIT)                                        ==========    ===========    ===========    ============   ============


                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                  Wholly-Owned    Combined
                                                     Parent        Guarantor    Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
                      ------

Cash and cash equivalents                           $     100     $    3,590     $        1     $        --    $     3,691
Restricted cash                                            66          5,000             --              --          5,066
Loans receivable:
   Loans receivable                                     1,087         57,396             --              --         58,483
   Notes receivable from affiliates                     7,847         95,448         14,083        (117,378)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         8,934        152,844         14,083        (117,378)        58,483

   Less allowance for credit losses on loans             (250)                           --              --
                                                                      (4,402)                                       (4,652)
   Less deferred loan fees, net                            --         (2,132)                                       (2,132)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           8,684        146,310         14,083        (117,378)        51,699

Other Receivables:
   Income tax                                              --            318             --              --            318
   Accrued interest receivable                             80          1,737             --              --          1,817
   Other receivables                                       --         11,497             --              --         11,497

Investment in subsidiaries                             89,558         45,147             --        (134,705)            --

Residual receivable, net                                   --         19,123         39,754              --         58,877
Property and equipment, net                                --         21,430             --              --         21,430
Real  estate  and   personal   property   acquired         --          1,281             --              --          1,281
through foreclosure
Excess  of  cost  over  net  assets  of   acquired         35         19,588             --              --         19,623
businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --         22,000
Other assets                                            1,220          3,502             --              --          4,722
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                        $ 101,554     $  298,713     $   53,837     $  (252,083)   $   202,021
                                                    ==========    ===========    ===========    ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving warehouse lines of credit and other           --         29,303             --              --    $    29,303
      borrowings

   Investor savings:
      Notes payable to investors                           --        146,087             --              --        146,087
      Subordinated debentures                              --         19,117             --              --         19,117
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        165,204             --              --        165,204

   Senior unsecured debt                               11,214             --             --              --         11,214

   Accounts payable and accrued liabilities                --          4,637             --              --          4,637
   Remittances payable                                     --          1,201             --              --          1,201
   Income taxes payable                                    --            347             --              --            347
   Accrued interest payable                               328            610             --              --            938
   Due to (from) affiliates                           100,840          7,852          8,686        (117,378)            --
                                                    ----------    -----------    -----------    ------------   ------------
      Total other liabilities                         101,168         14,647          8,686        (117,378)         7,123

   Subordinated debt to affiliates                         --             --             --              --             --

Total liabilities                                     112,382        209,155          8,686       (117,378)        212,844

Minority interest                                          --             --              5             (1)              5

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,643        203,739         48,807        (252,546)        46,643
   Note receivable from shareholder                    (5,985)        (5,985)            --           5,985         (5,985)
   Retained earnings (deficit)                        (61,503)      (109,196)        (3,663)        112,859        (61,503)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                  (10,828)      (89,558)         45,146        (134,704)       (10,828)
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 101,554     $  298,713     $   53,837     $  (252,083)   $   202,021
   (DEFICIT)                                        ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                         Parent          Guarantor     Non-Guarantor
                                                         Company       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                        -----------    -------------   ------------   ------------  ------------
REVENUES:
   Interest income                                      $      259     $      9,453    $       --      $   (5,379)   $    4,333
   Servicing income                                             --           15,296       (12,776)             --         2,520
   Gain on sale of loans                                        --            5,213            --              --         5,213
   Loan fees, net                                               --           14,897            --              --        14,897
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  259           44,859       (12,776)         (5,379)       26,963

   Other revenues                                                6              941            --            (148)          799
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           265           45,800       (12,776)         (5,527)       27,762

EXPENSES:
   Interest                                                  5,749            9,445            --          (5,380)        9,814
   Costs on REO and defaulted loans                             --            1,195            --              --         1,195
   Fair market write-down of residual receivable                --           13,806       (13,806)             --            --
   Salaries, wages and employee benefits                        --           16,447             --             --        16,447
   Business development costs                                   --            5,723             --             --         5,723
   Restructuring charges                                        --            1,241             --             --         1,241
   Other general and administrative expenses                   134           10,310             --           (148)       10,296
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         5,883           58,167       (13,806)         (5,528)       44,716
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority interest,    (5,618)         (12,367)        1,030               1       (16,954)
      and Equity in undistributed earnings (loss)
      of subsidiaries
   Earnings (loss) of subsidiaries                         (11,666)           1,030             --         10,636            --
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority             (17,284)         (11,337)         1,030         10,637       (16,954)
      interest and Extraordinary item
   Provision  for income taxes                                  --              329             --             --           329
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and              (17,284)         (11,666)         1,030         10,637       (17,283)
      extraordinary item
   Minority interest in loss of subsidiaries                    --                --            --            (1)            (1)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (17,284)         (11,666)         1,030         10,636       (17,284)
   Extraordinary item - gain on extinquishment of debt         153               --             --             --           153
                                                        -----------    -------------   ------------    -----------   -----------
   NET INCOME (LOSS)                                    $  (17,131)    $    (11,666)   $     1,030     $   10,636    $  (17,131)
                                                        ===========    =============   ============    ===========   ===========

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                                 (In thousands)
                                                                         Combined
                                                                       Wholly-Owned     Combined
                                                         Parent          Guarantor     Non-Guarantor
                                                         Company       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                        -----------    -------------   ------------    ------------  ------------
REVENUES:
   Interest income                                      $      600     $      7,346    $        --     $   (2,340)   $    5,606
   Servicing income                                             --              631          1,955             --         2,586
   Gain on sale of loans                                        --            4,944             --             --         4,944
   Loan fees, net                                               --            8,666             --             --         8,666
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  600           21,857          1,955         (2,340)       21,802

                                                        -----------    -------------   ------------    -----------   -----------
   Other revenues                                               --              968             --            (29)          939
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           600           22,555          1,955         (2,369)       22,741

EXPENSES:
   Interest                                                  2,639            8,585             --         (2,340)        8,884
   Provision for credit losses                                  --            1,642             --             --         1,642
   Salaries, wages and employee benefits                        --           12,868             --             --        12,868
   Business development costs                                   --            3,651             --             --         3,651
   Other general and administrative expenses                   116           13,981             --            (29)       14,068
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         2,755           40,727             --         (2,369)       41,113
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority interest,
      and, Equity in undistributed earnings (loss)          (2,155)         (18,172)         1,955             --       (18,372)
      of subsidiaries
   Earnings (loss) of subsidiaries                         (16,554)               --            --         16,554            --
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority interest
      and Extraordinary item                               (18,709)         (18,172)         1,955         16,554       (18,372)
   Provision (benefit) for income taxes                         --              335             --             --           335
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and              (18,709)         (18,507)         1,955         16,554       (18,707)
      extraordinary item
   Minority interest in loss of subsidiaries                    --               (1)            --             --            (1)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (18,709)         (18,508)         1,955         16,554       (18,708)
   Extraordianary item - gain on extinquishment of debt        318               --             --             --           318
                                                        -----------    -------------   ------------    -----------   -----------
   NET INCOME (LOSS)                                    $  (18,390)    $    (18,508)   $     1,955     $   16,554    $  (18,390)
                                                        ===========    =============   ============    ===========   ===========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                        Parent          Guarantor       Non-Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      128     $      4,885     $        --    $    (2,733)   $     2,280
   Servicing income                                             --            8,786         (7,381)             --          1,405
   Gain on sale of loans                                        --            3,546              --             --          3,546
   Loan fees, net                                               --            8,829              --             --          8,829
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             128           26,046         (7,381)         (2,733)        16,060

   Other revenues                                              (1)              779              --           (134)           644
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           127           26,825         (7,381)         (2,867)        16,704

EXPENSES:
   Interest                                                  2,918            4,646              --         (2,734)         4,830
   Cost on REO and defaulted loans                              --              664              --             --            664
   Fair market write-down of residual receivable                --            7,482          (7,482)            --             --
   Salaries, wages and employee benefits                        --            9,262              --             --          9,262
   Business development costs                                   --            3,040              --             --          3,040
   Restructuring charges                                        --            1,241              --             --          1,241
   Other general and administrative expenses                    99            4,850              --           (134)         4,815
                                                        -----------    -------------    ------------   -----------    -----------
      Total expenses                                         3,017           31,185          (7,482)        (2,868)        23,852
                                                        -----------    -------------    ------------   ------------   ------------

   Income  (loss)   before   income  taxes,   minority      (2,890)          (4,360)            101              1         (7,148)
     interest, and equity in undistributed earnings
     (loss) of subsidiaries
   Earnings (loss) of subsidiaries                          (4,485)              14              --           4,471            --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority              (7,375)           (4,346)            101           4,472        (7,148)
       interest and Extraordinary item
   Provision for income taxes                                   --              139              --             --            139
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before minority interest and               (7,375)           (4,485)            101           4,472        (7,287)
       extraordinary item
   Minority interest in loss of subsidiaries                    --                1               1              (1)            1
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                        (7,375)           (4,484)            102           4,471        (7,286)
   Extraordinary item - gain on extinquishment of debt        101                --              --              --           101
                                                        -----------    -------------    ------------   ------------   ------------
   NET INCOME (LOSS)                                    $  (7,274)     $     (4,484)     $      102    $      4,471   $    (7,185)
                                                        ===========    =============    ============   ============   ============

                        THREE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                                 (In thousands)
                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                        Parent          Guarantor       Non-Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      311     $      4,746     $        --    $    (1,378)   $     3,679
   Servicing income                                             --              752             909             --          1,661
   Gain on sale of loans                                        --            3,090              --             --          3,090
   Loan fees, net                                               --            7,137              --             --          7,137
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             311           15,725             909         (1,378)        15,567

   Other revenues                                               --              443              --            (14)           429
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           311           16,168             909         (1,392)        15,996

EXPENSES:
   Interest                                                  1,515            4,744              --         (1,378)         4,881
   Provision for credit losses                                  --              652              --             --            652
   Salaries, wages and employee benefits                        --            7,955              --             --          7,955
   Business development costs                                   --            1,811              --             --          1,811
   Other general and administrative expenses                    83            9,035              --            (14)         9,104
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                         1,598           24,197              --         (1,392)        24,403
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority interest,    (1,287)          (8,029)            909             --         (8,407)
     and equity in undisributed earnings (loss) of
     subsidiaries
   Earnings (loss) of subsidiaries                          (7,310)              --              --          7,310             --
                                                        -----------    -------------    ------------   ------------   -----------
   Income (loss) before income taxes, minority interest
     and extraordinary item                                 (8,597)          (8,029)            909          7,310         (8,407)
   Provision (benefit) for income taxes                         --              190               --            --            190
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before minority interest and               (8,597)          (8,219)            909          7,310         (8,597)
       extraordinary item
   Minority interest in loss of subsidiaries                    --                1              --             --              1
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                         (8,597)          (8,218)            909          7,310         (8,596)
   Extraordinary item - gain on extinquishment of debt          92               --              --             --             92
                                                        -----------    -------------    ------------   ------------   ------------
   NET INCOME (LOSS)                                    $   (8,505)    $     (8,218)    $       909    $     7,310    $    (8,504)
                                                        ===========    =============    ============   ============   ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                     Combined
                                                                    Wholly-Owned    Combined
                                                      Parent         Guarantor      Non-Guarantor
                                                      Company       Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (17,131)    $   (11,666)    $    1,030    $    10,636     $   (17,131)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries   11,666          (1,030)            --        (10,636)             --
      Depreciation and amortization                           1           2,162             --             --           2,163
      Gain on retirement of senior unsecured debt         (153)              --             --             --            (153)
      Net decrease in deferred loan fees                     --          (1,093)            --             --          (1,093)
      Loss on sale of real estate acquired through           --              --             --             --              --
        foreclosure
      Fair value write-down of residual receivable           --             126             --             --             126
      Loss/(gain) on sale of property and equipment          --              (3)            --             --              (3)
      Loss / (gain) on sale of REO                           --             258             --             --             258
      Loans originated with intent to sell                   --        (348,481)            --             --        (348,481)
      Proceeds from sold loans                               --         292,831             --             --         292,831
      Other                                                  --              (5)            --             --              (5)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                         14           1,145          3,067             --           4,226
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating activities   (5,603)        (65,756)         4,097             --         (67,262)
                                                     -----------    ------------    -----------   ------------    ------------

INVESTING ACTIVITIES:

   Loans purchased for investment purposes                   47             (47)            --             --              --
   Principal collections on loans not sold                   --          55,532             --             --          55,532
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --             796             --             --             796
   Proceeds from sale of property and equipment              --              21             --             --              21
   Purchase of property and equipment                        --            (337)            --             --            (337)
   Loans to shareholders                                     --              71             --             --              71
   Other                                                     --          (1,604)            --             --          (1,604)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by in investing activities               47         54,432             --             --          54,479
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         326,246             --             --         326,246
   Payments on warehouse lines of credit                     --        (327,030)            --             --        (327,030)
   Retirement of senior unsecured debt                      (58)             --             --             --             (58)
   Net increase in notes payable to investors                --          23,275             --             --          23,275
   Net increase in subordinated debentures                   --           2,437             --             --           2,437
   Advances (to) from subsidiary                          5,515          (1,423)        (4,092)            --              --
   Proceeds from issuance of common stock                    --              25             --             --              25
   Other                                                     --               5             (5)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing activities    5,457          23,535         (4,097)            --          24,895
                                                     -----------    ------------    -----------   ------------    ------------

   Net increase (decrease) in cash and cash equivalents    (99)          12,211             --             --          12,112

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      101           3,589              1             --           3,691
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $        2     $    15,800     $        1    $        --     $    15,803
                                                     ===========    ============    ===========   ============    ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                    Wholly-Owned    Combined
                                                      Parent         Guarantor      Non-Guarantor
                                                      Company        Subsidiaries    Subsidiaries Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (18,391)    $   (18,508)    $    1,955    $    16,554     $   (18,390)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries   16,554              --             --        (16,554)             --
      Depreciation and amortization                          --           1,606             --             --           1,606
      Provision for credit losses                            --           1,642             --             --           1,642
      Gain on retirement of senior unsecured debt          (318)             --             --             --            (318)
      Loss on sale of real estate acquired  through          --             840             --             --             840
        foreclosure
      Fair value write-down of residual receivable           --           1,634             --             --           1,634
      Loans originated with intent to sell                   --        (286,436)            --             --        (286,436)
      Proceeds from sold loans                               --         203,223             --             --         203,223
      Proceeds from securitization of loans                  --          21,732             --             --          21,732
      Other                                                  --            (302)            --             --            (302)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                        262         (22,238)          3,406            --         (18,570)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating activities   (1,893)        (96,807)          5,361            --         (93,339)
                                                     -----------    ------------    -----------   ------------    ------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --            (259)            --             --            (259)
   Principal collections on loans not sold                   --          22,162             --             --          22,162
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --           7,272             --             --           7,272
   Proceeds from sale of property and equipment              --              44             --             --              44
   Purchase of property and equipment                        --             (34)            --             --             (34)
   Loan to shareholder                                   (4,000)             --             --             --          (4,000)
   Other                                                     --          (4,671)            --             --          (4,671)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) investing activities   (4,000)         24,514             --             --          20,514
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         367,968             --             --         367,968
   Payments on warehouse lines of credit                     --        (318,300)            --             --        (318,300)
   Retirement of senior unsecured debt                     (237)             --             --             --            (237)
   Net increase in notes payable to investors                --             794             --             --             794
   Net increase in subordinated debentures                   --           8,250             --             --           8,250
   Advances (to) from subsidiary                          6,137          (4,008)        (2,129)            --              --
   Other                                                     --           3,232         (3,232)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing activities    5,900          57,936         (5,361)            --          58,475
                                                     -----------    ------------    -----------   ------------    ------------

   Net increase (decrease) in cash and cash equivalents       7         (14,357)            --             --         (14,350)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      202          25,806              1             --          26,009
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $      209     $    11,449     $        1    $        --     $    11,659
                                                     ===========    ============    ===========   ============    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At June 30, 2001, the Company had no outstanding forward commitment contracts.

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary HomeGold, Inc. and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to HomeGold, Inc., the complaints in these three cases allege participation by HomeGold, Inc. in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certified in any of the cases, and HomeGold Inc. has contested, and will continue to contest each case vigorously.

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

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of June 30, 2001, HGFN has repurchased $113,997,000 of the Senior Notes leaving $11,003,000 in aggregate principal amount outstanding.

         HGFN has incurred operating losses of $39.8 million, $35.1 million, and $73.0 million for the years ended December 31, 2000, 1999, and 1998, respectively and has deficit shareholder's equity of $27.9 million at June 30, 2001. The management of HGFN has implemented plans to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

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

         The Company's management can offer no assurance that all of the operating changes will be implemented, nor can it offer assurance that the negative trends would be reversed were all of these changes implemented successfully.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The  discussion  should  be  read  in  conjunction  with  the  HomeGold
Financial,   Inc.  and  Subsidiaries  (the  "Company")  Unaudited   Consolidated
Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report contains such statements. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections or future financial or economic performance of the Company. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of the Company, its directors, or officers with respect to management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. The preceding list of risks and uncertainties, however, is not intended to be exhaustive. Because actual results may differ materially from those projected in this Report for the reasons, among others, listed above, the stockholders and bondholders of the Company are cautioned not to put undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2001 and any current reports on Form 8-K filed by the Company.

GENERAL

        The Company is headquartered in Lexington, South Carolina, and primarily engages in the business of originating, selling, securitizing, and servicing non-conforming and conforming mortgage loan products. The Company began originating conforming loans in January 2001. As of June 30, 2001, approximately, $40 million (12.3%) of the Company's origination production arose from conforming loan products. The Company plans to expand its conforming loan origination efforts in the second half of 2001. The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963. During the corporate restructuring undertaken beginning on May 23, 2001, the Company moved its corporate headquarters from Greenville, SC, and implemented certain management and departmental reporting changes.

MARKET CONDITIONS

         The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies. The Company's management believes its focus on customer service, interest rates, and ease of obtaining a loan place it advantageously among its competitors; however, such advantages are often short-lived in a growing market.

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

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of HomeGold, Inc. The merger was accounted for under the purchase method of accounting prescribed. The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

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


RESULTS OF OPERATIONS

Six months ended June 30, 2001, compared to six months ended June 30, 2000

         Because the merger of HomeGold, Inc. and HomeSense Financial Corp. occurred in May 2000, the results of operations for the six months ended June 30, 2000 include the results of four pre-merger months, causing dramatic comparative increases in revenues and costs from the six months ended June 30, 2000 to the six months ended June 30, 2001.

         The Company recognized a net loss of $17.1 million for the six months ended June 30, 2001 as compared to a net loss of $18.4 million for the six months ended June 30, 2000.

         Total revenues for the six months ended June 30, 2001 increased $5.0 million (22.1%) compared to the six months ended June 30, 2000. The increase in total revenues resulted primarily from a $6.2 million (71.9%) increase in net loan fees, partially offset by a $1.3 million (22.7%) decrease in interest income.

         The increase in net loan fees is due to a $ 62.1 million increase in production--primarily attributable to the merger, but also attributable to improved production efficiencies--and an increase in average loan origination fees charged, to 4.05% from 2.71%. The increase in average loan origination fees charged is reflective of market conditions, as well as being indicative of changes in production management, including, among other changes, new incentive compensation plans that reward higher origination fees.

         The decrease in interest income is made up of a $2.0 million decrease in interest income from loans held for sale and investment, partially offset by a $0.8 million increase in interest income from short term investments. The decrease in interest income from loans resulted primarily from a decrease in average loans outstanding, along with a decrease in average yield. The decrease in average loans outstanding resulted from a focus on more efficient usage of the Company's warehouse lines of credit. The decrease in average yield resulted primarily from a change in the mix of the Company's loans held for sale from 100% non-conforming, higher yielding loans to a combination of conforming and non-conforming loans, and a decline in market rates. The weighted average coupon rate on non-conforming loans for the 2001 period was 9.95%, while the weighted average coupon rate on conforming loans for the same period was 7.13%.

         Total expenses for the six months ended June 30, 2001 increased $3.6 million (8.8%) compared to the six months ended June 30, 2000. The increase in total expenses resulted primarily from a $3.6 million (27.8%) increase in personnel costs, a $2.1 million (56.8%) increase in business development costs, and a $0.9 million (10.5%) increase in interest expense, partially offset by a $1.6 million (100.0%) decrease in provision for credit losses, a $1.0 million (45.5%) reduction in restructuring costs and a $0.7 million (38.0%) decrease in costs on owned real estate and defaulted loans.

         The increase in personnel costs resulted primarily from the addition of employees due to the merger, the costs of which were decreased, to some extent, by eliminating certain overlapping positions resulting from the merger. Since the merger, the Company has also discontinued its wholesale division while expanding its retail division which essentially offset one another.

         The increase in business development costs is primarily related to the increased retail mortgage production mentioned above. The marketing effort is designed to generate enough qualified leads to achieve our production targets. While actual business development expenses increased, the Company experienced a decrease in business development costs as a percentage of production due to improved customer targeting methods. Business development costs as a percentage of production were 1.7% in the six months ended June 30, 2001, compared to 1.8% in the six months ended June 30, 2000.

         The increased interest expense is due principally to a $1.4 million increase in the interest due on the Company's notes payable to investors and subordinated debentures. The average outstanding balance on these securities for the six months ended June 30, 2001 was $175.5 million, compared to an average outstanding balance of $148.1 million for the six months ended June 30, 2000. This increase was partially offset by a decrease of $0.4 million in the Company's interest expense on warehouse lines, resulting from more efficient usage of the lines.

         Restructuring costs were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters from Greenville, SC to Lexington, SC in 2001. During the 2000 period, restructuring costs were related to post-merger activities of the combined companies. The primary costs in both periods were employee severance costs.

         The Company has recorded current tax expense of $153,000 and $318,000 for the six months ended June 30, 2001 and 2000, respectively, although the Company generated a pre-tax loss for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. The most recent securitizations were structured utilizing alternatives to a REMIC which does not generate excess inclusion income.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Because the merger of HomeGold, Inc. and HomeSense Financial Corp. occurred in May 2000, the results of operations for the three months ended June 30, 2000, include the results of one pre-merger month, causing fluctuations in revenues and costs from the three months ended June 30, 2000 to the three months ended June 30, 2001.

         The Company recognized a net loss of $7.2 million for the three months ended June 30, 2001 as compared to a net loss of $8.5 million for the three months ended June 30, 2000.

         Total revenues increased $0.7 million (4.4%) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in total revenues resulted primarily from a $1.7 million (23.7%) increase in net loan fees and a $0.5 million (14.8%) increase in gain on sale of loans, partially offset by a $1.4 million decrease (38.0%) in interest income.

         The increase in net loan fees is primarily the result of a $7.0 million increase in production, attributable to both the merger and improved production efficiency, and an increase in average loan origination fees charged, to 4.32% from 2.85% for the three months ended June 30, 2001 and the three months ended June 30, 2000, respectively. The increase in average loan origination fees charged is also indicative of improved production management, as well as being reflective of market conditions.

         In the three months ended June 30, 2001, the Company had mortgage whole loan sales of $174.0 million at an average net premium of 2.1% compared to mortgage whole loan sales of $143.2 million at an average net premium of 2.2% in the three months ended June 30, 2000. The higher sales volume was a result, primarily, of greater loan production. The decrease in average premium income is attributable to the lower secondary rates for conforming loans sold, and changes in market conditions.

         The decrease in interest income is made up of a $1.8 million decrease in interest income from loans held for sale and investment, partially offset by a $0.4 million increase in interest income from short term investments. The decrease in interest income from loans resulted from both a decrease in average loans outstanding and a decrease in average yield. The decrease in average loans outstanding resulted from a focus on more efficient usage of the Company's warehouse lines of credit. The decrease in average yield resulted primarily from a change in the mix of the Company's loans held for sale from 100% non-conforming, higher yielding loans to a combination of conforming and non-conforming loans. The weighted average coupon rate on non-conforming loans for the 2001 period was 9.89%, while the weighted average coupon rate on conforming loans for the same period was 7.23%.

         Total expenses for the three months ended June 30, 2001 decreased $0.6 million (2.3%) compared to the three months ended June 30, 2000. The decrease in total expenses resulted primarily from a $1.1 million (19.2%) decrease in other general and administrative costs, a $1.0 million (45.5%) decrease in restructuring costs, and a $.07 million (100.0%) decrease in the provision for credit losses, partially offset by a $1.3 million (16.4%) increase in personnel costs and a $1.2 million (67.9%) increase in business development.

         The decrease in other general and administrative expenses is primarily due to of a $1.6 million decrease in loan origination costs, combined with offsetting increases and decreases in other costs.

         Restructuring costs were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters in 2001. During the 2000 period, restructuring costs were related to post-merger activities of the combined companies. The primary costs in both periods were employee severance costs.

         The Company's reserve for credit losses is evaluated on a monthly basis. For the six months ended June 30, 2001, the Company deemed additional provisions for credit losses unnecessary based on the performance of its loans held for sale.

         The increase in personnel costs resulted primarily from the addition of employees due to the merger, the costs of which were decreased, to some extent, by eliminating certain overlapping positions resulting from the merger. Since the merger, but after June 30, 2000, the Company has also discontinued its wholesale division while expanding its retail division which essentially offset one another.

         The increase in business development costs is primarily related to the increased retail mortgage production mentioned above. The marketing effort is designed to generate enough qualified leads to achieve our production targets.

         The Company has recorded current tax expense of $139,000 and $190,000 for the three months ended June 30, 2001 and 2000, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense.

FINANCIAL CONDITION

         Net loans receivable increased to $52.6 million at June 30, 2001 from $51.7 million at December 31, 2000. The slight increase is a result of increased production during 2001, partially offset by increased loan sales and securitizations. The makeup of the loans has shifted from a mix of loans held for investment and loans held for sale to a portfolio of loans held for sale. The Company plans to return to its strategy of holding high-yielding loans for investment in the second half of 2001.

         Other receivables decreased to $7.7 million at June 30, 2001 from $11.5 million at December 31, 2000, primarily as a result of more timely settlement of amounts due to and due from one of the Company's warehouse lenders that is also one of the Company's primary loan purchasers.

         The residual receivables were $59.5 million at June 30, 2001, compared to $58.9 million at December 31, 2000. This increase resulted primarily from the residual retained on the small securitization transaction completed in May 2001, partially offset by the normal amortization and payoffs of the residual assets from prior securitizations.

         Net property and equipment decreased to $20.3 million at June 30, 2001, from $21.4 million at December 31, 2000, resulting primarily from depreciation, along with the disposal of some of the Company's assets which were not being utilized. Real estate and personal property acquired in foreclosure decreased to $0.4 million at June 30, 2001, from $1.3 million at December 31, 2000. This decrease resulted primarily from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At June 30, 2001, the Company had $28.1 million outstanding under revolving warehouse lines of credit to banks, compared with $27.0 million at December 31, 2000. At June 30, 2001, the Company had $190.9 million of CII notes payable to investors and subordinated debentures outstanding, compared with $165.2 million at December 31, 2000.

         The aggregate principal amount of outstanding Senior Notes was $11.0 million at June 30, 2001, compared to $11.2 million on December 31, 2000. In the six months ended June 30, 2001, the Company purchased $211,000 of its Senior Notes for a purchase price of $58,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         Total shareholders' equity at June 30, 2001 was a deficit of $27.9 million, compared to a deficit of $10.8 million at December 31, 2000. This decrease is attributable to the net loss of $17.1 million for the six months ended June 30, 2001.

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

         The percentage of total mortgage loans past due 30 days or more increased to 9.82% at June 30, 2001 compared to 7.39% at December 31, 2000. The Company incurred net recoveries on retained loans of $122,000 in the six months ended June 30, 2001 compared to $1.3 million in net charge-offs on retained loans in the six months ended June 30, 2000. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not be realized. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company considers its allowance for credit losses at June 30, 2001 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 8.17% at June 30, 2001 and 7.95% at December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company operates on a negative operating cash flow basis; therefore, the business requires continued access to short- and long-term sources of cash in the form of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $67.3 million net use of cash from operating activities in the first six months of 2001. Although the Company's goal is to achieve a positive operating cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) additional CII investor deposits, and (vii) borrowings under warehouse lines of credit. The Company believes that additional sources of funds are needed to meet its future liquidity requirements, and no assurance can be given that these additional sources of funds can be attained. Without continued access to cash, we may be restricted in the amount of mortgage loans that we will be able to originate, thereby eliminating our primary source of revenue.

         Unrestricted cash and cash equivalents were $15.8 million at June 30, 2001, compared to $3.7 million at December 31, 2000. Cash used by operating activities was $67.3 million and $93.3 million for the six months ended June 30, 2001 and 2000, respectively. Cash provided by investing activities was $54.5 million and $20.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Cash provided by financing activities was $24.9 million and $58.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The cash used by operating activities was principally due to incurred operating expenses in excess of operating income and loans originated in excess of loans sold during the periods. The decrease in cash used in operating activities is primarily due to a decrease in loans originated in excess of loans sold from the six months ended June 30, 2000 to the six months ended June 30, 2001. Cash provided by investing activities in both the six months ended June 30, 2001 and 2000, resulted primarily from principal collections on loans not sold. The cash provided in financing activities in the six months ended June 30, 2001, resulted primarily from borrowings under notes payable to CII investors and advances on the Company's revolving warehouse lines of credit.

         The Company renewed its revolving warehouse line of credit with Household Commercial Financial Services, Inc. ("Household"), effective as of June 11, 2001, which bears interest at the Prime rate plus .25%, advances funds at 97% of the loan amount, and is collateralized by the mortgage loans funded. The Company and Household have operated under the terms of the agreement since its effective date; however, the agreement has not yet been executed. This agreement replaces the original agreement with Household dated May 2000, including multiple amendments, and reduces the maximum commitment from $50 million to $40 million. The agreement requires, among other matters, positive net income in the Company's subsidiary, HomeGold, Inc., for the three months ending June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. The Company has not obtained a waiver or forbearance from Household; however, Household continues to make advances under the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. Based on the outstanding borrowings under the line of credit of $15.4 million, the Company had $24.6 million of immediate availability under this agreement at June 30, 2001.

     The Company has a $10 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of June, 2001, the Company achieved the targeted funded volume for the first stage rate reduction of 0.15% from the initial base rates. The agreement contains no covenants related to the financial condition or results of operations of the Company; and the Company has not violated any of the covenants of the agreement. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit terminates on October 31, 2001. At June 30, 2001, the balance of funded loans on the line was $5.6 million, and these loans were all sub-serviced by Provident.

         On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. ("Imperial"). Since its inception, the maximum commitment has been $10 million. Advance rates on fundings ranged from 85% to 88% of the principal amount, depending on the type and source of the mortgage. The facility bears interest at the prime rate plus 1.00% and requires a collateral deposit of $2.5 million to be in place for the life of the line. The Company utitilized the line for its conforming production. At June 30, 2001, the balance of funded loans on the line was $7.1 million, all of which were conforming loans. This agreement required that the Company have net income for any period after January 2001. The Company was in default of this covenant. The default under the Company's warehouse line of credit with HouseHold Commercial Financial Services, Inc. described above also constituted a default under the "cross-default clause" of the Company's master repurchase agreement with Imperial Warehouse Finance, Inc. Imperial did not declare an event of default or accelerate the loan but exercised its contractual option to terminate this agreement for other reasons.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes all current warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.

         In conjunction with the termination of the Imperial agreement, the Company expects to enter into an agreement with Impac Mortgage Acceptance Corp. ("Impac"). The facility will bear interest at the prime rate plus 1.50%, will require a $1 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings will range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The maximum commitment at its inception will be $10 million, with provisions to increase the line to $15 million if certain conditions are met. While the Company's management expects the agreement to be executed, there is no guarantee that it will be.

         During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At June 30, 2001, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. At June 30, 2001 and December 31, 2000, $11.0 million and $11.2 million in aggregate principal amount of Senior Notes were outstanding, respectively.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At June 30, 2001 and at December 31, 2000, CII had an aggregate of $169.4 million and $146.1 million of investor notes outstanding, respectively, and an aggregate of $21.6 million and $19.1 million, respectively, of subordinated debentures outstanding. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have original maturities of one or two years.

         The Company's primary objective for the remainder of 2001 is to increase profitability by expanding production capacity, becoming more active in the conforming mortgage market, reducing operating expenses, and improving production efficiency; however, monthly operating losses are anticipated into the fourth quarter of 2001. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 2001.


LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the six months ended June 30, 2001 and 2000, the Company sold $292.8 million and $203.2 million of mortgage loans, respectively.

         The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. The Company completed servicing released securitizations in the second quarters of 2001 and 2000 for $9.9 million and $41.6 million, respectively. These transactions also resulted in $3.5 million and $12.1 million residual certificates in each of the respective periods. These subordinate residual securities totaled $59.5 million and $58.9 million, net of allowances, at June 30, 2001 and December 31, 2000, respectively.

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

         The  Company  generally  retains  the  right to  service  the  loans it securitizes. However, the Company released servicing rights for the two securitization transactions completed during 2000 and the 2001 transaction. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. On its mortgage loan securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds.

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

         The Company periodically assesses the carrying value of its residual receivables and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables valuations, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be decreased through a charge against earnings in the period management recognizes the impairment. In addition to the potentially adverse affect the poor performance of the Company's securitization pools would have on the Company's earnings, the affect of such performance on the Company's cash flows would be similarly adverse.


ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of FASB No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 was not material to the Company.

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not believe any permanent impairment has occurred in its securitized assets as of June 30, 2001.

         In June 2001, the FASB issued SFAS No. 141 - Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not yet evaluated the effect this statement will have on the financial position of the Company.

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation , and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

         At June 30, 2001 the Company's deferred tax asset was $22.0 million. The Company did not adjust the net deferred tax asset in the second quarter of 2001. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $103 million at December 31, 2000.


HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. In addition, a decline in short- or long-term interest rates could increase the prepayment rate of loans held in the Company's securitization pools. Any of these changes could adversely affect the Company's earnings and cash flows.


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

OTHER

         The corporate restructuring announced on May 23, 2001, produced the following changes in the Company's executive management:

     Forrest E. Ferrell, formerly President and Acting Chief Financial Officer, relinquished the title of Acting Chief Financial Officer. Mr. Ferrell retains the title of President, and has assumed responsibility for company-wide production efforts.

     Tony Park, formerly Executive Vice President - Production, relinquished the title of Executive Vice President - Production and also relinquished responsibility for company-wide production efforts. Mr. Park is now responsible for the production call center located in Greenville, South Carolina.

     William E. Long, formerly Executive Vice President and Chief Counsel, resigned his position with the Company. He was replaced as Executive Vice President and Chief Counsel by David Gaffney, formerly Executive Vice President
- Compliance.

     Karen A. Miller, formerly Executive Vice President and Chief Technology Officer, has been named Executive Vice President and Chief Administrative Officer.

     Kevin G. Martin, formerly Vice President - Finance, has been named Chief Financial Officer.

     Also in conjunction with the corporate restructuring, the Company's corporate headquarters were relocated to Lexington, South Carolina, from Greenville, South Carolina.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         The Company's market risk arises primarily from interest rate risk inherent in its lending, its holding of residual receivables, and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account, nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines.

         As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net loss of approximately $585,000 and $3.3 million, computed for the quarter ending June 30, 2001, and the year ending December 31, 2000, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit, partially offset by an increase in interest earned on short term investments.

         An immediate reduction of 100 basis points in market rates would result in a positive impact on projected net loss of approximately $510,284 and $2.1 million for the quarter ending June 30, 2001, and the year ending December 31, 2000, respectively. This impact is related to higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at December 31, 2000 under the same interest rate scenario, and a decrease in interest paid on warehouse lines of credit, partially offset by the assumption that prepayment speeds on the securitization pools would increase approximately ten percent if market interest rates declined by 100 basis points. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The rates offered on the investor notes have not historically moved with changes in market rates.

         While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

         As of June 30, 2001, the Company did not hedge its loans held for whole-loan sales. The Company's strategy for 2001 is to sell a substantial portion of the current month's production that is designated for whole-loan sales in the following month and securitizing a small portion of its loan production on a quarterly basis. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at year-end.

         On loans originated for inclusion in securitized pools, the Company may employ a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategies include shorting interest rate futures and treasury forwards and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. There were no significant open hedging positions at June 30, 2001.

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

                           PART II. OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities-

          The Company's revolving warehouse line of credit with Household Commercial Financial Services, Inc. requires, among other matters, positive net income in the Company's subsidiary HomeGold, Inc. for the three months ending June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. The Company has not obtained a waiver or forbearance from Household; however, Household continues to make advances under the line of credit.

          On January 11, 2001, the Company entered into a $15 million master repurchase agreement with Imperial Warehouse Finance, Inc. This agreement required that the Company have net income for any period after January 2001. The Company was in default of this covenant. The default under the Company's warehouse line of credit with Household Commercial Financial Services, Inc. described above also constituted a default under the "cross-default clause" of the Company's master repurchase agreement with Imperial Warehouse Finance, Inc. Imperial did not declare an event of default or accelerate the loan but exercised its contractual option to terminate this agreement for other reasons.

Item 6.   Exhibits and Reports on Form 8-K

a)       Exhibits

          10.16.10 Execution copy of $40,000,000 Amended and Restated Warehousing Line Revolving Credit Agreement by and between HomeGold, Inc. and Household Commercial Financial Services, Inc. Dated as of June 11, 2001


 b)     Reports on Form 8-K
        -------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOMEGOLD FINANCIAL, INC.

Date: August 10, 2001
                                      By:     \s\ Ronald J. Sheppard
                                      --------------------------------------
                                      Ronald J. Sheppard
                                      Chief Executive Officer


Date:  August 10, 2001
                                      By:     \s\ Forrest E. Ferrell
                                      ---------------------------------------
                                      Forrest E. Ferrell
                                      President


Date: August 10, 2001
                                      By:     \s\ Kevin G. Martin
                                      ---------------------------------------
                                      Kevin G. Martin
                                      Chief Financial Officer