Form 10-Q
period 2001-09-30
HOMEGOLD FINANCIAL INC
filed 2001-11-14
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of each Class:                                                       Outstanding at October 31, 2001
-------------------------------------------------                          -----------------------------------
SERIES A NON-CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE             10,000,000
COMMON  STOCK, PAR VALUE $0.001 PER SHARE                                       16,897,507

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of September 30, 2001 and December 31, 2000                          3

                       Consolidated Statements of Operations
                           for the Nine Months Ended September 30, 2001 and 2000
                           and for the Three Months Ended September 30, 2001 and 2000              4

                       Consolidated Statements of Shareholder's Equity (Deficit)
                           for the Nine Months Ended September 30, 2001                            5

                       Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 2001                            6

                       Notes to Unaudited Consolidated Financial Statements                        7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          20

Item 3.             Disclosures about Market Risk                                                 31

PART II.            OTHER INFORMATION

Item 3.             Defaults Upon Senior Securities                                               33

Item 6.             Exhibits and Reports on Form 8-K                                              33


                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                                              2001                  2000
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $        24,247       $         3,691
                                                                                                      4
Restricted cash                                                                                   2,578                 5,066

Loans receivable                                                                                 58,979                58,483
   Less allowance for credit losses on loans                                                     (4,904)               (4,652)
   Less deferred loan fees, net                                                                  (1,038)               (2,132)
                                                                                        -----------------     -----------------
         Net loans receivable                                                                    53,037                51,699

Income taxes receivable                                                                             169                   318
Accrued interest receivable                                                                       1,507                 1,817
Other receivables                                                                                12,092                11,497
Residual receivable, net                                                                         59,102                58,877
Property and equipment, net                                                                      20,613                21,430
Real estate and personal property acquired through foreclosure                                      518                 1,281
Excess of cost over net assets of acquired businesses, net of accumulated
amortization of                                                                                  18,575                19,623
  $2,760 in 2001 and $1,712 in 2000
Debt origination costs, net                                                                         173                   221
Deferred income tax asset, net                                                                   22,000                22,000
Servicing asset                                                                                     607                   703
Other assets                                                                                     15,351                 3,798
                                                                                        -----------------     -----------------
TOTAL ASSETS                                                                            $       230,569       $       202,021
                                                                                        =================     =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Revolving warehouse lines of credit                                                  $        30,184       $        26,951
    Other borrowings                                                                                 --                 2,352

   Investor savings:
        Notes payable to investors                                                              186,034               146,087
        Subordinated debentures                                                                  24,630                19,117
                                                                                        -----------------     -----------------
           Total investor savings                                                               210,664               165,204

   Senior unsecured debt                                                                         11,003                11,214

   Other liabilities:
        Accounts payable and accrued liabilities                                                  3,948                 4,637
        Remittances payable                                                                       1,164                 1,201
        Income taxes payable                                                                        311                   347
        Accrued interest payable                                                                    614                   938
                                                                                        -----------------     -----------------
           Total other liabilities                                                                6,037                 7,123
                                                                                        -----------------     -----------------

Total liabilities                                                                               257,888               212,844

Minority interest                                                                                     1                     5

Shareholders' equity (deficit):
   Preferred stock , par value $1.00 per share- authorized 20,000,000 shares, issued
and outstanding                                                                                  10,000                 10,000
     10,000,000 shares at September 30, 2001 and December 31, 2000
   Common stock, par value $.001 per share at September 30, 2001 and 0.001 at
  December 31, 2000- authorized 100,000,000 shares, issued and outstanding 16,897,507                17                    17
  shares at September 30, 2001 and 16,810,149 shares at December 31, 2000
   Capital in excess of par value                                                                46,668                46,643
   Note receivable from shareholder                                                              (5,700)              (5,985)
                                                                                                                            +

   Accumulated deficit                                                                          (78,305)              (61,503)
                                                                                                                             +

                                                                                        -----------------     -----------------
Total shareholders' deficit                                                                      (27,320)            (10,828)
                                                                                        -----------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $       230,569       $       202,021
                                                                                        =================     =================
See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ------------------------------------    ----------------------------------
                                                               2001                2000                 2001                 2000
                                                          ---------------    -----------------    -----------------    -------------
                                                                                (In thousands, except share data)
REVENUES:
   Interest income                                        $       6,801      $         9,390      $      2,468      $         3,784
    Servicing income                                              3,342                4,479               822                1,893
   Gain on sale of loans                                          8,566                8,498             2,850                3,554
    Loan fees, net                                               22,959               12,977             7,461                4,311
                                                          ---------------    -----------------    -------------     ----------------
       Total revenue from loans and investments                  41,668               35,344            13,601               13,542

   Other revenues                                                   893                1,512                94                  573
                                                          ---------------    -----------------    -------------     ----------------
       Total revenues                                            42,561               36,856            13,695               14,115
                                                          ---------------    -----------------    -------------     ----------------

EXPENSES:
   Interest                                                      15,144               14,564             5,329                5,680
   Provision for credit losses                                      192                2,292               192
                                                                                                                                650
   Costs on real estate owned and defaulted loans                 1,266                2,841                71                  914
    Salaries, wages and employee benefits                        25,796               21,337             9,349                8,469
   Business development costs                                       170                6,012            (5,553)               2,136
   Restructuring costs                                              897                                   (345)
    Other general and administrative expenses                    17,669                2,375             6,270                   99
                                                                                      13,950                                  4,084
                                                          ---------------    -----------------    -------------       --------------
       Total expenses                                            61,134               63,371            15,313               22,257
                                                          ---------------    -----------------    -------------       --------------

       Loss before income taxes, minority interest,
   extraordinary item, and cumulative effect                   (18,573)             (26,515)           (1,618)              (8,142)
Provision (benefit)for income taxes                                456               (9,485)              127               (9,820)
                                                          ---------------    -----------------    -------------        -------------

       Income  (Loss)  before  minority  interest, and          (19,029)             (17,030)           (1,745)               1,678
   extraordinary item, and cumulative effect
Minority interest in (income) loss of subsidiaries                   (3)                  (3)               (3)                  (2)
                                                          ---------------    -----------------    -------------        -------------
       Income (Loss) before extraordinary item and              (19,032)             (17,033)           (1,748)               1,676
   cumulative effect
Extraordinary item-gain on extinguishment of debt,
   net of $0 tax                                                    153                  579                --                  261
Cumulative effect of change in accounting principle               2,077                   --             2,077                   --
                                                          ---------------    -----------------    -------------        -------------
       NET INCOME (LOSS)                                  $     (16,802)     $       (16,454)      $       329         $      1,937
                                                          ===============    =================    =============        =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
            Loss before extraordinary item and            $       (1.13)     $         (1.25)     $      (0.11)        $       0.10
              cumulative effect on change in
              accounting principle
            Extraordinary item, net of taxes                       0.01                 0.04              0.00                 0.02
            Cumulative effect of change in accounting              0.12                 0.00              0.12
              principle
                                                          ---------------    -----------------    -------------        -------------
            Net income (loss)                             $       (1.00)     $         (1.21)     $       0.01         $       0.12
                                                          ===============    =================    =============        =============

Basic and diluted weighted average shares outstanding        16,875,075           13,651,181        16,897,507           16,805,023
                                                          ===============    =================    =============        =============


See Notes to Unaudited Consolidated  Financial Statements, which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                               Common Stock                                                                 Total
                                         -------------------------                                 Note                    Share-
                                                                    Capital in                  Receivable                holders'
                                                                     Excess of     Preferred       from      Accumulated   Equity
                                                                     Par Value       Stock     Shareholder    Deficit     (Deficit)
                                            Shares
                                            Issued       Amount
                                         -------------  ----------  ------------   ----------  -------------  ----------- ----------

Balance at December 31, 1999               10,149,629    $    507    $   39,028           --             --        (31,692)   7,843
   Change in par from $0.05 to $0.001                       (490)           490           --             --                      --
   Shares issued:
        Employee Stock Purchase Plan           46,606           1            35           --             --             --       36
        Officer/Director Compensation          61,540           3            45           --             --             --       48
        Share Cancellation                  (228,570)         (11)           --           --             --             --      (11)
        Shares issued in HomeSense Merger  6,780,944            7         7,045           --             --             --    7,052
        Shares issued in HomeSense Merger         --           --            --       10,000             --             --   10,000
        Note Receivable from Shareholder          --           --            --           --        (5,908)              --  (5,908)
    Net loss                                      --           --            --           --             --        (16,454) (16,454)
                                         -------------  ----------  ------------   ----------  -------------  ------------- --------
BALANCE AT SEPTEMBER 30, 2000              16,810,149    $     17    $   46,643    $  10,000   $     (5,908)  $    (48,146) $ 2,606
                                         =============  ==========  ============   ==========  =============  ============= ========


Balance at December 31, 2000               16,810,149          17         46,643       10,000       (5,985)       (61,503)  (10,828)
  Shares issued:                                                                                                                 --
        Employee Stock Purchase Plan           87,358          --             25           --            --            --        25
        Collections on Note Receivable from
           Shareholder                             --          --             --           --           285            --       285
  Net loss                                         --          --             --           --            --       (16,802)  (16,802)
                                         -------------  ----------  -------------  -----------  ------------  ------------ ---------

BALANCE AT SEPTEMBER 30, 2001              16,897,507    $     17    $    46,668   $   10,000   $    (5,700)  $   (78,305) $(27,320)
                                         =============  ==========  =============  ===========  ============  ============ =========


See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ------------------------------------
                                                                          2001                2000
                                                                     ----------------    ----------------
                                                                                 (In thousands)
      OPERATING ACTIVITIES:
           Net loss                                                   $      (16,802)    $      (16,454)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                     Depreciation and amortization                             3,231               2,709
                     Provision for credit losses on loans                        192               2,292
                     Fair value write-down of REO                                126                  --
                     Loss (gain) on sale of property and equipment                (9)                 --
                     Loss (gain) on sale of REO                                  372                  --
                     Minority interest in earnings of subsidiary                  (4)                 --
                     Net change in deferred loan fees and deferred            (1,093)                 --
      loan costs
                     Gain on retirement of senior unsecured debt                (153)               (579)
                     Loss on real estate acquired through                         --               1,380
      foreclosure
                     Fair value write-down of residual receivable                 --               2,143
                     Loans originated with intent to sell                   (531,571)           (441,223)
                     Proceeds from loans sold                                441,526             374,971
                     Proceeds from securitization of loans                        --              44,588
                     Other                                                        --             (10,300)
                     Net changes in operating assets and                      (9,181)            (27,015)
      liabilities
                                                                     ----------------    ----------------
            Net cash used in operating activities                     $     (113,366)    $       (67,488)
                                                                     ----------------    ----------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes      $           --     $          (409)
           Principal collections on loans not sold                            88,720              40,948
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                      1,155               9,710
           Proceeds from sale of property and equipment                          388                  45
           Purchase of property and equipment                                 (1,708)               (147)
           Loan to/repayment from shareholder                                    285              (5,908)
           Other                                                              (1,226)             (2,867)
                                                                     ----------------    ----------------
           Net cash provided by investing activities                  $       87,614     $        41,372
                                                                     ----------------    ----------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit            $      474,867     $       557,878
           Payments on revolving warehouse lines of credit                  (473,986)           (563,637)
           Retirement of senior unsecured debt                                   (58)               (341)
           Net increase (decrease) in notes payable to investors              39,947              (7,510)
           Net increase in subordinated debentures                             5,513              23,565
           Proceeds from issuance of common stock                                 25                  73
                                                                     ----------------    ----------------
           Net cash provided by financing activities                  $       46,308     $        10,028
                                                                     ----------------    ----------------

           Net increase (decrease) in cash and cash equivalents       $       20,556     $       (16,088)

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                 3,691              26,009
                                                                     ----------------    ----------------
           End of period                                              $       24,247     $         9,921
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

         The consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, determination of the allowance for credit losses, and the valuation of the marketing asset.

NOTE 2--PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In September  2001,  the  Company  capitalized  costs  related  to  the development of its Proprietary Leads Database ("the database"), which was recorded as an intangible asset with an initial life of twenty-four months. Prior to the three months ended September 30, 2001, the Company deferred most marketing expenditures over a six-month deferral period. The implemented capitalized costs of the database represent expenditures incurred over the prior fourteen months. Expenditures totaling approximately $3.3 million which had been expensed during the final five months of 2000 were capitalized and amortized, resulting in a cumulative effect from a change in accounting principle of $2.1 million. The following pro forma information assumes that the change in accounting for the database was implemented on January 1, 2001. The pro forma results are not necessarily indicative of what actually would have happened had the change taken place at the beginning of the year. In addition, they are not intended to be a projection of future results that may be achieved from the Company's operations.

                                                                 Pro Forma for the Three Months Ended
                                                                31-Mar-01        30-Jun-01        30-Sep-01
                                                                ---------        ---------        ---------
Revenue                                                        $   11,385       $   17,481       $   13,696
Expenses
                                                                 (21,382)         (24,767)         (15,444)
Extraordinary item-gain on extinguishment of debt                                                        --
                                                                       52              101
Cumulative effect-change in accounting principle                                        --               --
                                                                    2,077
                                                           ---------------  --------------- ----------------
Net Income (Loss)                                              $               $   (7,185)      $   (1,748)
                                                                  (7,868)
                                                           ===============  =============== ================

Basic and diluted earnings (loss) per share of common
stock:
   Loss before extraordinary item and cumulative effect       $    (0.59)      $    (0.43)      $    (0.10)
      on change of accounting principle
   Extraordinary item, net of taxes                                                                      --
                                                                     0.00             0.01
   Cumulative effect on change of accounting principle                                                   --
                                                                     0.12             0.00
                                                           ---------------  --------------- ----------------
   Net Income (Loss)                                          $    (0.47)      $    (0.42)      $    (0.10)
                                                           ===============  =============== ================

Basic and diluted weighted average shares outstanding
                                                               16,848,359       16,878,784       16,897,507
                                                           ===============  =============== ================

NOTE 3--ACCOUNTING CONSIDERATIONS

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

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not believe any permanent impairment has occurred in its securitized assets as of September 30, 2001.

         In June 2001, the FASB issued SFAS No. 141 - Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. During 2001, the Company has not participated in any business combinations.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not completed its evaluation of the effect this statement will have on the financial position of the Company.

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102 as of September 30, 2001.

         In September 2001,  the  Company  capitalized  costs  related  to   the
development of its Proprietary Leads Database ("the database"), which was recorded as an intangible asset with an initial life of twenty-four months.
Prior to the three months ended September 30, 2001, the Company deferred most marketing expenditures over a six-month deferral period. The implemented capitalized costs of the database represent expenditures incurred over the prior fourteen months. Expenditures totaling approximately $3.3 million which had been expensed during the final five months of 2000 were capitalized and amortized, resulting in a cumulative effect from a change in accounting principle of $2.1 million.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4--CASH FLOW INFORMATION

         For the nine-month periods ended September 30, 2001 and 2000, the Company paid interest of $15.1 million and $14.5 million, respectively.

         For the nine-month periods ended September 30, 2001 and 2000, the Company paid income taxes of $582,000 and $515,000, respectively.

         For the nine-month periods ended September 30, 2001 and 2000, the Company foreclosed on property in the amount of $1.3 million and $2.8 million, respectively.


During the nine months ended September 30, 2000 in connection with the HomeSense merger the following non cash items were recorded:

                                                       (In thousands)

      Loans receivable                                 $        29,244
      Property and equipment, net                                5,800
      Goodwill                                                  19,020
      Revolving warehouse lines of credit                       29,244
      Notes payable                                            127,859
      Other liabilities                                          8,692
      Preferred stock                                           10,000
      Common stock                                                   7
      Capital in excess of par value                             7,045


NOTE 5--CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2001, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $24.2 million. The investments were secured by U.S. Government securities pledged by the banks.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company has assigned certificates of deposit totaling $2.6 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. The certificates of deposit are shown as restricted cash in the financial statements.


NOTE 6--RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

         In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value. The Company believes, based on market conditions and market factors, that it will continue to securitize, in 2001.

         The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with
securitization   transactions,   and  liquidity  needs.  The  Company  completed
servicing released securitizations in the third quarter of 2000 for $41.6 million. This transaction also resulted in a $12.1 million residual certificate. These subordinate residual securities totaled $60.1 million and $58.9 million, net of allowances, at September 30, 2001 and December 31, 2000, respectively.

         The Company also sells on a whole loan basis (servicing released) a significant portion of its loans, including substantially all of its mortgage loans secured by second mortgage liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien mortgage loans. The Company believes, based on market conditions and business factors, that it will continue to sell loans on a whole loan basis for the remainder of 2001.


NOTE 7--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         The Company renewed its revolving warehouse line of credit with Household Commercial Financial Services, Inc. ("Household"), effective as of June 11, 2001, which bears interest at the Prime rate plus .25%, advances funds at 97% of the loan amount, and is collateralized by the mortgage loans funded. Household also holds a first mortgage on the Company's Pelham Road facilities in Greenville, South Carolina. The agreement requires, among other matters, positive net income in the Company's subsidiary, HomeGold, Inc., for the three months ending June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. On August 29, 2001, as a result of this Event of Default, Household executed an amendment to the June 11 warehouse line of credit in which Household agreed to (i) forebear through December 31, 2001 from accelerating the Loans or exercising any rights and remedies to which it is entitled and to (ii) continue to extend Loans to the Company's subsidiary in accordance with the June 11 agreement. The amendment reduced the maximum commitment to $20 million at September 30, 2001. The amendment further reduced the maximum commitment to $10 million on October 31, 2001. The amendment calls for a cessation of lending as of November 30, 2001, and requires all loans to be paid off the line by December 31, 2001. The Company has reached an oral agreement with Household to continue lending indefinitely at a level not to exceed $20 million. Availability under the credit agreement is expected to be determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. Based on the outstanding borrowings under the line of credit of $10.4 million, the Company had $9.6 million of immediate availability under this agreement at September 30, 2001.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of September, 2001, the Company achieved the targeted funded volume for the second stage rate reduction of 0.25% from the initial base rates. Provident holds a first mortgage on the Company's Reed Avenue property in Lexington, South Carolina. The agreement contains no covenants related to the financial condition or results of operations of the Company; and the Company has not violated any other provisions of the agreement. All advances to the Company under the Provident warehouse were at Provident's sole discretion. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit terminates on October 31, 2002. At September 30, 2001, the balance of funded loans on the line was $7.3 million, and these loans were all sub-serviced by Provident.

      The Company has a $15 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.50%, requires a $1 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The maximum commitment for this line of credit is $15 million. At September 30, 2001, the balance of funded loans on the line was $11.7 million.

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

      Prior to 2000, the Company purchased $112.9 million in aggregate principal amount of its Senior Notes for a combined purchase price of $63.9 million or 56.6% of face value. In 2000, the company purchased $920,000 in aggregate principal amount of the Senior Notes in open market transactions for a purchase price of $341,000. During 2001, the Company has purchased $211,000 in aggregate principal balance of the Senior Notes in open market transactions for a purchase price of $58,000, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

       As of September 30, 2001, the indenture pertaining to the Senior Notes contained various restrictive covenants including limitations on, among other things, incurring certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries, and transactions with affiliates. At September 30, 2001, management believes the Company was in compliance with such restrictive covenants. In October 2001, the Company purchased $4.8 million in principal amount of its outstanding senior notes for a purchase price of $2.6 million, or 55% of face value. In conjunction with the purchase, the Company received the consent of a majority of holders of a majority of the principal amount of the oustanding senior notes to eliminate the restrictive covenants summarized above.

      The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries. With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at September 30, 2001 and 2000 were $11.0 million and $11.2 million, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has included consolidating condensed financial data of the combined subsidiaries of the Company in these financial statements. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At both September 30, 2001 and December 31, 2000, all of the Subsidiary Guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at September 30, 2001 consist of the following wholly-owned subsidiaries of the Company:

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

         As of September 30, 2001 and December 31, 2000, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose securitization subsidiaries.

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                    Combined
                                                                   Wholly-Owned    Combined
                                                     Parent         Guarantor   Non-Guarantor
                                                     Company       Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   -----------
                      ASSETS
Cash and cash equivalents                           $       1         24,245              1              --    $   24,247
Restricted cash                                            66          2,512             --              --         2,578

Loans receivable:
   Loans receivable                                     1,029         57,950             --              --        58,979
   Notes receivable from other affiliates               6,955        116,500         18,551        (142,006)           --
                                                    ----------    -----------    -----------    ------------   -- --------
         Total loans receivable                         7,984        174,450         18,551        (142,006)       58,979

   Less allowance for credit losses on loans            (250)                            --              --        (4,904)
                                                                     (4,654)
   Plus deferred loan costs                               --         (1,038)             --               --      (1,038)
                                                    ----------    -----------    -----------    ------------   -- --------
         Net loans receivable                           7,734        168,758         18,551        (142,006)       53,037

Income tax receivable                                      --            169             --              --           169
Accrued interest receivable                                79          1,428             --              --         1,507
Other receivables                                       1,000         11,092             --              --        12,092
Investment in subsidiaries                             81,423         45,790             --        (127,213)           --
Residual receivable, net                                   --         22,540         36,562              --        59,102
Property and equipment, net                                --         20,613             --              --        20,613
Real estate and personal property acquired                 --            518             --              --           518
   through foreclosure
Excess of cost over net assets of acquired                 34         18,541             --              --        18,575
   businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --        22,000
Other assets                                              178         15,953             --              --        16,131
                                                    ----------    -----------    -----------    ------------   -----------
TOTAL ASSETS                                        $  92,325     $  352,349     $   55,114     $  (269,219)   $  230,569
                                                    ==========    ===========    ===========    ============   ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving  warehouse  lines of credit and other  $      --     $   30,184     $       --     $        --    $   30,184
borrowings

   Investor savings:
      Notes payable to investors                           --        186,034             --              --       186,034
      Subordinated debentures                              --         24,630             --              --        24,630
                                                    ----------    -----------    -----------    ------------   -----------
         Total investor savings                            --        210,664             --              --       210,664

   Senior unsecured debt                               11,003             --             --              --        11,003

   Other liabilities:
      Accounts payable and accrued liabilities              6          3,942             --              --         3,948
      Remittances payable                                  --          1,164             --              --         1,164
      Income taxes payable                                 --            311             --              --           311
      Accrued interest payable                           (30)            644             --              --           614
      Due to (from) affiliates                             --          18,619         9,324        (27,943)            --
                                                    ----------    -----------    -----------    ------------   -----------
         Total other liabilities                         (24)         24,680          9,324        (27,943)         6,037

   Subordinated debt to affiliates                    108,666          5,399             --        (114,065)           --

                                                    ----------    -----------    -----------    ------------   -----------
Total liabilities                                     119,645        270,927          9,324        (142,008)      257,888

Minority interest                                          --              --            --               1             1

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --        10,000
   Common stock                                            17          1,000              2          (1,002)           17
   Capital in excess of par value                      46,668        203,740         48,807        (252,547)       46,668
   Note receivable from shareholder                    (5,700)        (5,700)            --           5,700        (5,700)
   Retained earnings (deficit)                        (78,305)      (117,618)       (3,019)         120,637       (78,305)
                                                    ----------    -----------    -----------    ------------   -----------
Total shareholders' equity (deficit)                  (27,320)        81,422         45,790        (127,212)      (27,320)
                                                    ----------    -----------    -----------    ------------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)$  92,325     $  352,349     $   55,114     $  (269,219)   $  230,569
                                                    ==========    ===========    ===========    ============   ===========

                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                   Combined
                                                                  Wholly-Owned     Combined
                                                     Parent        Guarantor     Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ----------    -----------    -----------    ------------   ------------
                      ASSETS
Cash and cash equivalents                           $     100     $    3,590     $        1     $        --    $     3,691
Restricted cash                                            66          5,000             --              --          5,066
Loans receivable:
   Loans receivable                                     1,087         57,396             --              --         58,483
   Notes receivable from affiliates                     7,847         95,448         14,083        (117,378)            --
                                                    ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         8,934        152,844         14,083        (117,378)        58,483

   Less allowance for credit losses on loans            (250)                            --              --
                                                                     (4,402)                                       (4,652)
   Less deferred loan fees, net                            --        (2,132)                                       (2,132)
                                                    ----------    -----------    -----------    ------------   ------------
         Net loans receivable                           8,684        146,310         14,083        (117,378)        51,699

Other Receivables:
   Income tax                                              --            318             --              --            318
   Accrued interest receivable                             80          1,737             --              --          1,817
   Other receivables                                       --         11,497             --              --         11,497

Investment in subsidiaries                             89,558         45,146             --        (134,704)            --

Residual receivable, net                                   --         19,123         39,754              --         58,877
Property and equipment, net                                --         21,430             --              --         21,430
Real estate and personal property acquired                 --          1,281             --              --          1,281
   through foreclosure
Excess of cost over net assets of acquired                 35         19,588             --              --         19,623
   businesses, net
Deferred income tax asset, net                          1,810         20,190             --              --         22,000
Other assets                                            1,220          3,502             --              --          4,722
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                        $ 101,554     $  298,712     $   53,837     $  (252,082)   $   202,021
                                                    ==========    ===========    ===========    ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving warehouse lines of credit and other    $      --     $   29,303     $       --     $        --    $    29,303
      borrowings

   Investor savings:
      Notes payable to investors                           --        146,087             --              --        146,087
      Subordinated debentures                              --         19,117             --              --         19,117
                                                    ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        165,204             --              --        165,204

   Senior unsecured debt                               11,214             --             --              --         11,214

   Accounts payable and accrued liabilities                --          4,637             --              --          4,637
   Remittances payable                                     --          1,201             --              --          1,201
   Income taxes payable                                    --            347             --              --            347
   Accrued interest payable                               328            610             --              --            938
   Due to (from) affiliates                           100,840          7,852          8,686        (117,378)            --
                                                    ----------    -----------    -----------    ------------   ------------
      Total other liabilities                         101,168         14,647          8,686        (117,378)         7,123

   Subordinated debt to affiliates                         --             --             --              --             --

Total liabilities                                     112,382        209,154          8,686        (117,378)       212,844

Minority interest                                          --             --              5              --              5

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,643        203,739         48,807        (252,546)        46,643
   Note receivable from shareholder                    (5,985)        (5,985)            --           5,985         (5,985)
   Retained earnings (deficit)                        (61,503)      (109,196)        (3,663)        112,859        (61,503)
                                                    ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                  (10,828)       (89,558)        45,146        (134,704)       (10,828)
                                                    ----------    -----------    -----------    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)$ 101,554     $  298,712     $   53,837     $  (252,082)  $    202,021
                                                    ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                         Combined
                                                                       Wholly-Owned     Combined
                                                         Parent         Guarantor      Non-Guarantor
                                                         Company       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                        -----------    -------------   ------------    ------------  ------------
REVENUES:
   Interest income                                      $      391     $     14,593    $        --     $   (8,183)   $    6,801
   Servicing income                                             --           24,434        (21,092)            --         3,342
   Gain on sale of loans                                        --            8,566             --             --         8,566
   Loan fees, net                                               --           22,959             --             --        22,959
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  391           70,552        (21,092)        (8,183)       41,668

   Other revenues                                                7            1,018             --           (132)          893
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           398           71,570        (21,092)        (8,315)       42,561

EXPENSES:
   Interest                                                  8,730           14,597             --         (8,183)       15,144
   Costs on REO and defaulted loans                             --            1,266             --             --         1,266
   Fair market write-down of residual receivable                --           23,239        (23,239)            --            --
   Salaries, wages and employee benefits                        --           25,796             --             --        25,796
   Business development costs                                   --              170             --             --           170
   Restructuring charges                                        --              897             --             --           897
   Other general and administrative expenses                   202           17,791             --           (132)       17,861
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         8,932           83,756        (23,239)        (8,315)       61,134
                                                        -----------    -------------   ------------    -----------   -----------

   Income  (loss)   before   income  taxes,   minority      (8,534)         (12,186)         2,147             --       (18,573)
      interest, and
     Equity  in   undistributed   earnings  (loss)  of
      subsidiaries
   Earnings (loss) of subsidiaries                          (8,421)           2,144             --          6,277            --
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before income taxes, minority             (16,955)         (10,042)         2,147          6,277       (18,573)
      interest and extraordinary item
   Provision  for income taxes                                  --              456             --             --            456
                                                        -----------    -------------   ------------    -----------   -----------
   Income (loss) before minority interest and              (16,955)         (10,498)         2,147          6,277       (19,029)
      extraordinary item
   Minority interest in loss of subsidiaries                    --                --           (3)             --            (3)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (16,955)         (10,498)         2,144          6,277       (19,032)
   Extraordianary item - gain on extinquishment of debt        153               --             --             --           153
   Cumulative effect of change in accounting principle          --            2,077                                       2,077
                                                        -----------    -------------   ------------    -----------   -----------
   NET INCOME (LOSS)                                    $  (16,802)    $     (8,421)   $     2,144     $    6,277    $  (16,802)
                                                        ===========    =============   ============    ===========   ===========

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)
                                 (In thousands)
                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                         Parent          Guarantor     Non-Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                        -----------    -------------   ------------    -----------   -----------
REVENUES:
   Interest income                                      $      866     $     11,835    $        --     $   (3,311)   $    9,390
   Servicing income                                             --              641          3,838             --         4,479
   Gain on sale of loans                                        --            8,498             --             --         8,498
   Loan fees, net                                               --           12,977             --             --        12,977
                                                        -----------    -------------   ------------    -----------   -----------
     Total revenue from loans and investments                  866           33,951          3,838         (3,311)       35,344

   Other revenues                                               --            1,556             --            (44)        1,512
                                                        -----------    -------------   ------------    -----------   -----------
      Total revenues                                           866           35,507          3,838         (3,355)       36,856

EXPENSES:
   Interest                                                  3,721           14,154             --         (3,311)       14,564
   Provision for credit losses                                  --            2,292             --             --         2,292
   Salaries, wages and employee benefits                        --           21,337             --             --        21,337
   Business development costs                                   --            6,012             --             --         6,012
   Other general and administrative expenses                   150           18,936            124            (44)       19,166
                                                        -----------    -------------   ------------    -----------   -----------
      Total expenses                                         3,871           62,731            124         (3,355)       63,371
                                                        -----------    -------------   ------------    -----------   -----------

   Income (loss) before income taxes, minority              (3,005)         (27,224)         3,714             --       (26,515)
      interest, and equity in undistributed earnings
      (loss) of subsidiaries
   Earnings (loss) of subsidiaries                         (12,328)           5,842             --          6,486            --
                                                        -----------    -------------   ------------    -----------   -- --------
   Income (loss) before income taxes, minority
      interest and extraordinary item                      (15,333)         (21,382)         3,714          6,486       (26,515)
   Provision (benefit) for income taxes                      1,700          (11,185)            --             --        (9,485)
                                                           --------       ----------      ---------       --------   ----------
   Income (loss) before minority interest and              (17,033)         (10,197)         3,714          6,486       (17,030)
      extraordinary item
   Minority interest in loss of subsidiaries                    --                --           (3)             --            (3)
                                                        -----------    -------------   ------------    -----------   -----------
   Net income before extraordinary item                    (17,033)         (10,197)         3,711          6,486       (17,033)
   Extraordianary  item - gain  on  extinquishment  of         579               --             --             --           579
      debt
                                                        -----------    -------------   ------------    -----------   -----------
   NET INCOME (LOSS)                                    $  (16,454)    $    (10,197)   $     3,711     $    6,486    $  (16,454)
                                                        ===========    =============   ============    ===========   ===========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                        Parent          Guarantor       Non-Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      132     $      5,140     $        --    $    (2,804)   $     2,468
   Servicing income                                             --            9,138         (8,316)             --            822
   Gain on sale of loans                                        --            2,850              --             --          2,850
   Loan fees, net                                               --            7,461              --             --          7,461
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             132           24,589         (8,316)         (2,804)        13,601

   Other revenues                                                1               77              --              16            94
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           133           24,666         (8,316)         (2,788)        13,695

EXPENSES:
   Interest                                                  2,981            5,151              --         (2,803)         5,329
   Cost on REO and defaulted loans                              --               71              --             --             71
   Fair market write-down of residual receivable                --            9,433          (9,433)            --             --
   Salaries, wages and employee benefits                        --            9,349              --             --          9,349
   Business development costs                                   --           (5,553)              --             --        (5,553)
   Restructuring charges                                        --             (345)              --             --          (345)
   Other general and administrative expenses                    68            6,378              --              16         6,462
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                         3,049           24,484          (9,433)        (2,787)        15,313
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority              (2,916)             182           1,117            (1)         (1,618)
      interest, and equity in undistributed
      earnings (loss) of subsidiaries
   Earnings (loss) of subsidiaries                           3,245            1,114              --         (4,359)            --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority                 329            1,296           1,117         (4,360)        (1,618)
       interest and extraordinary item
   Provision for income taxes                                   --              127              --             --             127
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before minority interest and                  329            1,169           1,117         (4,360)       (1,745)
       extraordinary item
   Minority interest in loss of subsidiaries                    --               --             (3)             --             (3)
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                            329            1,169           1,114         (4,360)       (1,748)
  Cumulative effect of change in accounting principle           --            2,077              --             --          2,077

                                                        -----------    -------------    ------------   ------------   ------------
   NET INCOME (LOSS)                                    $      329     $      3,246     $     1,114    $    (4,360)   $       329
                                                        ===========    =============    ============   ============   ============

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)
                                 (In thousands)
                                                                         Combined
                                                                       Wholly-Owned      Combined
                                                         Parent         Guarantor       Non-Guarantor
                                                         Company       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      266     $      4,489     $        --    $      (971)   $     3,784
   Servicing income                                             --             (71)           1,964             --          1,893
   Gain on sale of loans                                        --            3,554              --             --          3,554
   Loan fees, net                                               --            4,311              --             --          4,311
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             266           12,283           1,964           (971)        13,542

   Other revenues                                               --              588              --            (15)           573
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           266           12,871           1,964           (986)        14,115

EXPENSES:
   Interest                                                  1,082            5,569              --           (971)         5,680
   Provision for credit losses                                  --              650              --             --            650
   Salaries, wages and employee benefits                        --            8,469              --             --          8,469
   Business development costs                                   --            2,361              --             --          2,361
   Other general and administrative expenses                    34            6,507         (1,429)            (15)         5,097
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                         1,116           23,556         (1,429)           (986)        22,257
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority                (850)         (10,685)        (3,393)            --          (8,142)
     interest, and equity in undistributed earnings
     (loss) of subsidiaries
   Earnings (loss) of subsidiaries                            4,226           5,842              --       (10,068)             --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority
       interest and extraordinary item                       3,376           (4,843)          3,393       (10,068)         (8,142)
   Provision (benefit) for income taxes                      1,700          (11,520)             --            --          (9,820)
                                                        -----------    -------------    ------------      ---------   ------------
   Income   (loss)   before   minority   interest  and        1,676           6,677           3,393       (10,068)          1,678
       extraordinary item
   Minority interest in loss of subsidiaries                    --                 1             (3)           --              (2)
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                           1,676           6,678           3,390       (10,068)          1,676
   Extraordinary item - gain on extinquishment of debt          261              --              --            --             261
                                                        -----------    -------------    ------------   ------------   ------------
   NET INCOME (LOSS)                                    $     1,937    $      6,678     $     3,390    $  (10,068)    $      1,937
                                                        ===========    =============    ============   ============   ============



                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                    Wholly-Owned    Combined
                                                      Parent         Guarantor      Non-Guarantor
                                                      Company        Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                                     -----------    -------------   ------------  ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (16,802)     $   (8,421)    $    2,144    $     6,277     $   (16,802)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Equity in undistributed earnings of                 8,421          (2,144)            --         (6,277)             --
         subsidiaries
      Depreciation and amortization                           1           3,230             --             --           3,231
      Gain on retirement of senior unsecured debt          (153)             --             --             --            (153)
      Net decrease in deferred loan fees                     --          (1,093)            --             --          (1,093)
      Provision for losses on real estate owned              --             192             --             --             192
      Fair value write-down of residual receivable           --             126             --             --             126
      Loss/(gain) on sale of property and equipment          --              (9)            --             --              (9)
      Loss / (gain) on sale of REO                           --             372             --             --             372
      Loans originated with intent to sell                   --        (531,571)            --             --        (531,571)
      Proceeds from sold loans                               --         441,526             --             --         441,526
      Other                                                  --              (7)             3             --              (4)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                       (315)        (12,057)         3,191             --          (9,181)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating activities   (8,848)       (109,856)         5,338             --        (113,366)
                                                     -----------    ------------    -----------   ------------    ------------

INVESTING ACTIVITIES:

   Loans purchased for investment purposes                   58             (58)            --             --               --
   Principal collections on loans not sold                   --          88,720             --             --          88,720
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --           1,155             --             --           1,155
   Proceeds from sale of property and equipment              --             388             --             --             388
   Purchase of property and equipment                        --          (1,708)            --             --          (1,708)
   Loans to shareholders                                     --             285             --             --              285
   Other                                                     --         (1,226)             --             --          (1,226)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by in investing activities               58         87,556             --             --          87,614
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         474,867             --             --         474,867
   Payments on warehouse lines of credit                     --        (473,986)            --             --        (473,986)
   Retirement of senior unsecured debt                      (58)             --             --             --             (58)
   Net increase in notes payable to investors                --          39,947             --             --          39,947
   Net increase in subordinated debentures                   --           5,513             --             --           5,513
   Advances (to) from subsidiary                          8,748          (3,417)        (5,331)            --              --
   Proceeds from issuance of  common stock                   --              25             --             --              25
   Other                                                     --               7             (7)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing               8,690          42,956         (5,338)            --          46,308
      activities
                                                     -----------    ------------    -----------   ------------    ------------

   Net increase (decrease) in cash and cash                (100)         20,656             --             --           20,556
      equivalents

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      101           3,589              1             --           3,691
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $        1     $    24,245     $        1    $        --     $    24,247
                                                     ===========    ============    ===========   ============    ============

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                     Combined
                                                                    Wholly-Owned    Combined
                                                      Parent         Guarantor      Non-Guarantor
                                                      Company       Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (16,454)        (11,845)    $    5,359    $     6,486     $   (16,454)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries    12,328         (5,842)            --         (6,486)             --
      Depreciation and amortization                          --           2,709             --             --           2,709
      Provision for credit losses                            --           2,292             --             --           2,292
      Gain on retirement of senior unsecured debt           579          (1,158)            --             --            (579)
      Loss on sale of real estate acquired  through          --           1,380             --             --           1,380
         foreclosure
      Fair value write-down of residual receivable           --           2,143             --             --           2,143
      Loans originated with intent to sell                   --        (441,223)            --             --        (441,223)
      Proceeds from sold loans                               --         374,971             --             --         374,971
      Proceeds from securitization of loans                  --          44,588             --             --          44,588
      Other                                                  --         (10,300)            --             --         (10,300)
      Changes in operating assets and liabilities
        increasing (decreasing) cash                        (81)        (29,953)         3,019             --         (27,015)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) operating              (3,628)        (72,238)         8,378             --         (67,488)
      activities
                                                     -----------    ------------    -----------   ------------    ------------

INVESTING ACTIVITIES:

   Loans originated for investment purposes                  --            (220)            --             --            (220)
   Loans purchased for investment purposes                   --            (189)            --             --            (189)
   Principal collections on loans not sold                   --          40,948             --             --          40,948
   Proceeds  from sale of real estate and  personal
      property acquired through foreclosure                  --           9,710             --             --           9,710
   Proceeds from sale of property and equipment              --              45             --             --              45
   Purchase of property and equipment                        --            (147)            --             --            (147)
   Loans to shareholders                                 (5,908)             --             --             --          (5,908)
   Other                                                     --          (2,867)            --             --          (2,867)
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by in investing activities          (5,908)         47,280             --             --          41,372
                                                     -----------    ------------    -----------   ------------    ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         557,878             --             --         557,878
   Payments on warehouse lines of credit                     --        (563,637)            --             --        (563,637)
   Retirement of senior unsecured debt                     (341)             --             --             --            (341)
   Net increase in notes payable to investors                --          (7,510)            --             --          (7,510)
   Net increase in subordinated debentures                   --          23,565             --             --          23,565
   Advances (to) from subsidiary                          9,879          (1,508)        (8,371)            --              --
   Proceeds from issuance of additional common stock         --              73             --             --              73
   Other                                                     --               7             (7)            --              --
                                                     -----------    ------------    -----------   ------------    ------------
   Net cash provided by (used in) financing activities    9,538           8,868         (8,378)            --          10,028
                                                     -----------    ------------    -----------   ------------    ------------

   Net increase (decrease) in cash and cash equivalents       2         (16,090)            --             --         (16,088)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      202          25,806              1             --          26,009
                                                     -----------    ------------    -----------   ------------    ------------
   END OF PERIOD                                     $      204     $     9,716     $        1    $        --     $     9,921
                                                     ===========    ============    ===========   ============    ============


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary HomeGold, Inc. and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. That suit has been removed to the United States District Court for the Eastern District of North Carolina. The plaintiffs in all of these cases are seeking unspecified monetary damages. As to HomeGold, Inc., the complaints in these three cases allege participation by HomeGold, Inc. in an arrangement with Chase under which Chase allegedly charged excessive fees and interest to the consumers, and under which Chase allegedly received undisclosed premiums. There has been no class certified in any of the cases, and HomeGold Inc. has contested and will continue to contest each case vigorously.

     The Company and its subsidiaries are, from time to time, parties to various legal actions arising in the normal course of business. Other than as described above, management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries that, if determined adversely, would have a materially adverse effect on the operations, profitability or financial condition of the Company or any of its subsidiaries.

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of September 30, 2001, HGFN has repurchased $113,997,000 of the Senior Notes leaving $11,003,000 in aggregate principal amount outstanding. In October 2001, HGFN repurchased an additional $4,753,000 of the Senior Notes through a tender offer.

         HGFN has incurred operating losses of $39.8 million, $35.1 million, and $73.0 million for the years ended December 31, 2000, 1999, and 1998, respectively and has deficit shareholder's equity of $27.3 million at September 30, 2001. The Company incurred operating losses of $9.9 million and $7.2 million in the first and second quarters of 2001 respectively, and income of $0.3 million in the third quarter of 2001. The management of HGFN has implemented plans to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

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

GENERAL

         The Company is headquartered in Lexington, South Carolina, and primarily engages in the business of originating, selling, securitizing, and servicing non-conforming and conforming mortgage loan products. The Company began originating conforming loans in January 2001. As of September 30, 2001, approximately $86 million (17.4%) of the Company's origination production arose from conforming loan products. The Company plans to continue to expand its conforming loan origination efforts in the remainder of 2001. The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963. During the corporate restructuring beginning in May 2001, the Company moved its corporate headquarters from Greenville, SC, and implemented certain management and departmental-reporting changes.

MARKET CONDITIONS

         The financial services industry, including the markets in which the Company operates, is highly competitive. Competition is based on the types of loans offered, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies. The Company's management believes its focus on customer service, interest rates, and ease of obtaining a loan place it advantageously among its competitors; however, such advantages are often short-lived in a growing market.

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

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now the chief executive officer and a director of HGFN, and a director of HomeGold, Inc. The merger was accounted for under the purchase method of accounting. The transaction resulted in $19.0 million of goodwill, which is being amortized on a straight-line basis over 15 years.

         After the merger was consummated, certain differences arose between the parties to the merger regarding the warranties and representations in the merger agreement. These differences were resolved in February 2001 by an agreement between Mr. Sheppard and HGFN pursuant to which Mr. Sheppard agreed to remain a guarantor with respect to certain indebtedness HomeGold, Inc. had assumed from HomeSense in the merger and pursuant to which options for HGFN stock issued to Mr. Sheppard in the merger were cancelled. In addition, a mutual indemnity agreement between HGFN and Mr. Sheppard was cancelled.


RESULTS OF OPERATIONS

Nine months ended September 30, 2001, compared to nine months ended September 30, 2000

         Because the merger of HomeGold,  Inc.  and  HomeSense  Financial  Corp.
occurred in May 2000, the results of operations for the nine months ended September 30, 2000 include the results of four pre-merger months, causing comparative increases in revenues and costs from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

         The Company recognized a net loss of $16.8 million for the nine months ended September 30, 2001 as compared to a net loss of $16.5 million for the nine months ended September 30, 2000. Included in the 2001 net loss was a $2.1 million cumulative effect gain resulting from a change in accounting principle. Included in the 2000 net loss was a $10.0 million tax benefit resulting from the recognition of a deferred tax asset.

         Total revenues for the nine months ended September 30, 2001 increased $5.7 million (10.5%) compared to the nine months ended September 30, 2000. The increase in total revenues resulted primarily from a $9.9 million (76.9%) increase in net loan fees, partially offset by a $2.6 million (27.6%) decrease in interest income, a $1.1 million (25.4%) decrease in servicing fee income, and a $0.6 million (39.6%) decrease in other revenues.

         The increase in net loan fees is due to a $ 90.3 million increase in production--partially attributable to the merger, but also attributable to improved production efficiencies and an increase in production personnel--and an increase in average loan origination fees charged, to 3.96% from 2.56%. The increase in average loan origination fees charged is reflective of market conditions, as well as being indicative of changes in production management, including, among other changes, new incentive compensation plans that reward higher origination fees.

         The decrease in interest income is made up of a $3.5 million decrease in interest income from loans held for sale and investment, partially offset by a $0.9 million increase in interest income from short term investments. The decrease in interest income from loans resulted primarily from a decrease in average loans outstanding, along with a decrease in average yield. The decrease in average loans outstanding resulted from a focus on more efficient usage of the Company's warehouse lines of credit. The decrease in average yield resulted primarily from a change in the mix of the Company's loans held for sale from 100% non-conforming, higher yielding loans to a combination of conforming and non-conforming loans, and a decline in market rates. The weighted average coupon rate on non-conforming loans for the 2001 period was 9.85%, while the weighted average coupon rate on conforming loans for the same period was 7.22%.

      The $1.1 million decrease in servicing fee income is primarily a result of the decrease in the average balance of loans serviced in the servicing retained securization pools.

       The decrease in other revenues resulted primarily from the Company's selling its loans more quickly than in prior years, which caused a corresponding decrease in late charge income and waived fee income.

      Total expenses for the nine months ended September 30, 2001 decreased $6.0 million (9.2%) compared to the nine months ended September 30, 2000. The decrease in total expenses was due, in large part, to a change in accounting principle resulting from operational changes which required the Company to capitalize $6.9 million in database development costs as an intangible asset with a twenty-four month life. The Company's previous accounting treatment of such expenses was to record them as prepaid expenses with a six month life. The same change in accounting principle resulted in an additional $2.1 million gain arising from the capitalization of certain database development costs recognized as expense in a prior period. In addition to the decrease attributable to the change in accounting principle, the Company also experienced a $2.1 million (93.0%) decrease in provision for credit losses, a $1.5 million (62.3%) decrease in restructuring costs, and a $1.6 million (55.4%) decrease in costs on owned real estate and defaulted loans, partially offset by a $4.5 million (20.9%) increase in personnel costs, a $0.6 million (3.9%) increase in interest expense, and a $2.1 million (13.3%) increase in other general and administrative expenses.

         The Company's reserve for credit losses is evaluated on a monthly basis. For the nine months ended September 30, 2001, the Company deemed $0.2 million provisions for credit losses necessary based on the performance of its loans held for sale.

         Restructuring costs were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters from Greenville, SC to Lexington, SC in 2001. During the 2000 period, restructuring costs were related to post-merger activities of the combined companies. The primary costs in both periods were employee severance costs.

         Costs on real estate owned and defaulted loans decreased $1.6 million from 2000. The majority of prior year real estate owned has been sold in the current year. For the nine months ended September 30, 2001, the Company only had $655,000 of REO additions.

         The increase in personnel costs resulted primarily from the addition of employees due to the merger, the costs of which were decreased, to some extent, by eliminating certain overlapping positions resulting from the merger. Since the merger, the Company has also discontinued its wholesale division while expanding its retail division which essentially offset one another. In addition, three new production centers have begun operations in 2001.

         The increased interest expense is due principally to a $0.6 million increase in the interest due on the Company's notes payable to investors and subordinated debentures. The average outstanding balance on these securities for the nine months ended September 30, 2001 was $162.8 million, compared to an average outstanding balance of $133.1 million for the nine months ended September 30, 2000. This increase was partially offset by a decrease of $1.7 million in the Company's interest expense on warehouse lines, resulting from more efficient usage of the lines.

         The increase in other general administrative costs is the result of higher production and an increased number of production centers. Loan costs increased $2.5 million, telephone and data line costs increased $0.7 million, and outside office services increased $0.5 million.

          The extraordinary item resulted from the realized gain on the repurchase of senior subordinated debenture bonds. For the nine months ended September 30, 2001, the Company repurchased $211,000 of bonds resulting in a gain on the early extinguishment of debt of $153,000, compared to the repurchase of $920,000 of bonds resulting in a gain of $579,000 for the same period in 2000.

         The Company has recorded current tax expense of $607,000 and $515,000 for the nine months ended September 30, 2001 and 2000, respectively, although the Company generated a pre-tax loss for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. The most recent securitizations were structured utilizing alternatives to a REMIC which does not generate excess inclusion income.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         The Company recognized net income of $329,000 for the three months ended September 30, 2001 as compared to net income of $1.9 million for the three months ended September 30, 2000.

         Total revenues decreased $0.4 million (2.9%) for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease in total revenues resulted primarily from a $1.3 million decrease (34.8%) in interest income, a $1.0 million decrease in servicing fee income, and a decrease of $0.7 million (19.8%) in gain on sale of loans, offset by a $3.1 million (73.1%) increase in net loan fees.

         The decrease in interest income is made up of a $1.4 million decrease in interest income from loans held for sale and investment, partially offset by a $0.1 million increase in interest income from short term investments. The decrease in interest income from loans resulted from both a decrease in average loans outstanding and a decrease in average yield. The decrease in average loans outstanding resulted from a focus on more efficient usage of the Company's warehouse lines of credit. The decrease in average yield resulted primarily from a change in the mix of the Company's loans held for sale from 100% non-conforming, higher-yielding loans to a combination of conforming and non-conforming loans. The weighted average coupon rate on non-conforming loans for the 2001 period was 9.62%, while the weighted average coupon rate on conforming loans for the same period was 8.90%.

         The $1.0 million decrease in servicing fee income is primarily a result of the decrease in the average balance of loans serviced in the servicing retained securitization pools.

         In the three months ended September 30, 2001, the Company had mortgage whole loan sales of $155.1 million at an average net premium of 1.9% compared to mortgage whole loan sales of $173.9 million at an average net premium of 1.6% in the three months ended September 30, 2000. The sales in 2000 included the cleanup of the outstanding production generated by the Company's wholesale origination division, which was discontinued in August 2000. The average net premium for the 2000 period was negatively affected by the large percentage of wholesale loans sold.

        The increase in net loan fees is primarily the result of a $21.5 million increase in production, attributable to the expansion of the Company's production capabilities. However, the Company realized a decrease in average loan origination fees charged, to 4.06% from 4.17% for the three months ended September 30, 2001 and the three months ended September 30, 2000, respectively.

     Total expenses for the three months ended September 30, 2001 decreased $6.9 million (31.2%) compared to the three months ended September 30, 2000. The decrease in total expenses was due, in large part, to a change in accounting principle resulting from operational changes which allowed the Company to capitalize $6.9 million in database development costs as an intangible asset with a twenty-four month life. The Company's previous accounting treatment of such expenses was to record them as prepaid expenses with a six month life. The same change in accounting principle resulted in an additional $2.1 million gain arising from the capitalization of certain database development costs recognized as expense in a prior period. In addition to the decrease attributable to the change in accounting principle, the Company also experienced a $0.8 million (55.4%) decrease in costs on owned real estate and defaulted loans, a $0.5 million (70.5%) decrease in provision for credit losses, and a $0.4 million (448.4%) decrease in restructuring costs, partially offset by a $2.2 million (53.5%) increase in other general and administrative expenses and a $1.0 million (11.9%) increase in personnel costs.

         Costs on real estate owned and defaulted loans decreased $0.8 million from 2000. The majority of prior year real estate owned has been sold in the current year. For the three months ended September 30, 2001, the Company only had no REO additions.

        The Company's reserve for credit losses is evaluated on a monthly basis. For the three months ended September 30, 2001, the Company deemed minimal additional provisions for credit losses necessary based on the performance of its loans held for sale.

        Restructuring costs were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters in 2001. During the 2000 period, restructuring costs were related to post-merger activities of the combined companies. The primary costs in both periods were employee severance costs.

         The increase in other general and administrative costs is mainly due to the opening of three new production centers and the related operating expenses.

         The increase in personnel costs resulted primarily from the addition of employees due to the merger, as well as the opening of the three new production centers, the costs of which were decreased, to some extent, by eliminating certain overlapping positions resulting from the merger. Since the merger, but after September 30, 2000, the Company has also discontinued its wholesale division while expanding its retail division which essentially offset one another.

        The extraordinary item resulted from the realized gain on the repurchase of senior subordinated debenture bonds. During the three months ended September 30, 2001, the Company did not repurchase any bonds, compared to the repurchase of $365,000 of bonds resulting in a gain of $261,000 for the same period in 2000.

         The Company has recorded current tax expense of $127,400 and $180,000 for the three months ended September 30, 2001 and 2000, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income." Excess inclusion income is a result of the Company securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense.

FINANCIAL CONDITION

     Net loans receivable increased to $53.0 million at September 30, 2001 from $51.7 million at December 31, 2000. The slight increase is a result of increased production during 2001, partially offset by increased loan sales and securitizations. The makeup of the loans has shifted from a mix of loans held for investment and loans held for sale to a portfolio of loans held for sale. The Company plans to return to its strategy of holding high-yielding loans for investment in the second half of 2001.

     Other receivables decreased to $11.1 million at September 30, 2001 from $11.5 million at December 31, 2000, primarily as a result of more timely settlement of amounts due to and due from one of the Company's warehouse lenders that is also one of the Company's primary loan purchasers.

     The residual receivables were $59.1 million at September 30, 2001, compared to $58.9 million at December 31, 2000. This increase resulted primarily from the residual retained on the small securitization transaction completed in May 2001, partially offset by the normal amortization and payoffs of the residual assets from prior securitizations.

     Net property and equipment decreased to $20.6 million at September 30, 2001, from $21.4 million at December 31, 2000, resulting primarily from depreciation of $2.1 million. Real estate and personal property acquired in foreclosure decreased to $0.5 million at September 30, 2001, from $1.3 million at December 31, 2000. This decrease resulted primarily from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

     The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures, and the Company's Senior Notes) and the sale or securitization of loans. At September 30, 2001, the Company had $30.2 million outstanding under revolving warehouse lines of credit to banks, compared with $27.0 million at December 31, 2000. At September 30, 2001, the Company had $210.7 million of CII notes payable to investors and subordinated debentures outstanding, compared with $165.2 million at December 31, 2000. This increase is directly related to increased borrowings from CII investors caused by increased marketing efforts.

       The aggregate principal amount of outstanding Senior Notes was $11.0 million at September 30, 2001, compared to $11.2 million on December 31, 2000. In the nine months ended September 30, 2001, the Company purchased $211,000 of its Senior Notes for a purchase price of $58,000. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors. In conjunction with the purchase, the Company received the consent of a majority of holders of a majority of the principal amount of the oustanding senior notes to eliminate the restrictive covenants summarized above.

     In September 2001, the Company capitalized costs related to the development of its Proprietary Leads Database ("the database"), which was recorded as an intangible asset with an initial life of twenty-four months. Prior to the three months ended September 30, 2001, the Company deferred most marketing expenditures over a six-month deferral period. The capitalized costs of the database represent expenditures incurred over the prior fourteen months. Expenditures totaling approximately $3.3 million which had been expensed during the final five months of 2000 were capitalized and amortized, resulting in a cumulative effect from a change in accounting principle of $2.1 million. Total shareholders' equity at September 30, 2001 was a deficit of $27.3 million, compared to a deficit of $10.8 million at December 31, 2000. This decrease is attributable to the net loss of $16.8 million for the nine months ended September 30, 2001, partially offset by collections of $285,000 received on the note receivable from shareholder.

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

         The percentage of total mortgage loans past due 30 days or more increased to 9.82% at September 30, 2001 compared to 7.39% at December 31, 2000. The Company incurred net recoveries on retained loans of $122,000 in the nine months ended September 30, 2001 compared to $1.8 million in net charge-offs on retained loans in the nine months ended September 30, 2000. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not be realized. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company considers its allowance for credit losses at September 30, 2001 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience and the secured nature of most of the Company's outstanding loans. The Company's allowance for loan loss as a percentage of gross loans was 8.31% at September 30, 2001 and 7.95% at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company operates on a negative operating cash flow basis; therefore, the business requires continued access to short-term and long-term sources of cash in the form of debt financing and equity capital. As a result of increases in loan production and incurred operating expenses in excess of operating income, the Company experienced a $113.4 million net use of cash from operating activities during the first nine months of 2001. Although the Company's goal is to achieve a positive operating cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and revolving warehouse credit facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization and tax payments incurred in connection with the securitization program and (iv) ongoing general and administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash proceeds of whole-loan mortgage loan sales, (ii) cash payments for contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) additional CII investor deposits, and
(vii) borrowings under warehouse lines of credit. The Company believes that additional sources of funds are needed to meet its future liquidity requirements, and no assurance can be given that these additional sources of funds can be attained. Without continued access to cash, we may be restricted in the amount of mortgage loans that we will be able to originate, thereby eliminating our primary source of revenue.

         Unrestricted cash and cash equivalents were $24.2 million at September 30, 2001, compared to $3.7 million at December 31, 2000. Cash used by operating activities was $113.4 million and $67.5 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by investing activities was $87.6 million and $41.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash provided by financing activities was $46.3 million and $10.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The cash used by operating activities was principally due to incurred operating expenses in excess of operating income and loans originated in excess of loans sold during the periods. The decrease in cash used in operating activities is primarily due to a decrease in loans originated in excess of loans sold from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Cash provided by investing activities in both the nine months ended September 30, 2001 and 2000, resulted primarily from principal collections on loans not sold. The cash provided in financing activities in the nine months ended September 30, 2001, resulted primarily from borrowings under notes payable to CII investors and advances on the Company's revolving warehouse lines of credit.

       The Company renewed its revolving warehouse line of credit with Household Commercial Financial Services, Inc. ("Household"), effective as of June 11, 2001, which bears interest at the Prime rate plus .25%, advances funds at 97% of the loan amount, and is collateralized by the mortgage loans funded. Household also holds a first mortgage on the Company's Pelham Road facilities in Greenville, South Carolina. The agreement requires, among other matters, positive net income in the Company's subsidiary, HomeGold, Inc., for the three months ending June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. On August 29, 2001, as a result of this Event of Default, Household executed an amendment to the June 11 warehouse line of credit in which Household agreed to (i) forebear through December 31, 2001 from accelerating the Loans or exercising any rights and remedies to which it is entitled and to (ii) continue to extend Loans to the Company's subsidiary in accordance with the June 11 agreement. The amendment reduced the maximum commitment to $20 million at September 30, 2001. The amendment further reduced the maximum commitment to $10 million on October 31, 2001. The amendment calls for a cessation of lending as of November 30, 2001, and requires all loans to be paid off the line by December 31, 2001. The Company has reached an oral agreement with Household to continue lending indefinitely at a level not to exceed $20 million. Availability under the credit agreement is expected to be determined based on eligible collateral as defined under the agreement, for which the Company has forwarded to the bank the required loan files and documentation. Based on the outstanding borrowings under the line of credit of $10.4 million, the Company had $9.6 million of immediate availability under this agreement at September 30, 2001.

       The Company has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. For the month of September, 2001, the Company achieved the targeted funded volume for the second stage rate reduction of 0.25% from the initial base rates. Provident holds a first mortgage on the Company's Reed Avenue property in Lexington, South Carolina. The agreement contains no covenants related to the financial condition or results of operations of the Company; and the Company has not violated any other provisions of the agreement. All advances to the Company under the Provident warehouse were at Provident's sole discretion. The agreement allows Provident to retain the servicing rights to any loans funded on the line of credit. Availability under the credit agreement is determined based on eligible collateral as defined in the agreement, for which the Company has forwarded to the bank the required loan files and documentation. The line of credit terminates on October 31, 2002. At September 30, 2001, the balance of funded loans on the line was $7.3 million, and these loans were all sub-serviced by Provident.

     The Company has a $15 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.50%, requires a $1 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The maximum commitment for this line of credit is $15 million. At September 30, 2001, the balance of funded loans on the line was $11.7 million.

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

      During 1997, the Company sold $125.0 million aggregate principal amount of Senior Notes. The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. This agreement contains, among other matters, restrictions on the payment of dividends. At September 30, 2001, management believes the Company was in compliance with such restrictive covenants. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. At September 30, 2001 and December 31, 2000, $11.0 million and $11.2 million in aggregate principal amount of Senior Notes were outstanding, respectively. In October 2001, HGFN repurchased an additional $4,753,000 of the Senior Notes through a tender offer. In conjunction with the purchase, the Company received the consent of a majority of holders of a majority of the principal amount of the oustanding senior notes to eliminate the restrictive covenants summarized above.

         CII engages in the sale of CII notes to investors. The CII notes are comprised of investor notes and subordinated debentures bearing fixed rates of interest, which are sold by CII only to South Carolina residents. The offering of the CII notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). At September 30, 2001 and at December 31, 2000, CII had an aggregate of $186.0 million and $146.1 million of investor notes outstanding, respectively, and an aggregate of $24.6 million and $19.1 million, respectively, of subordinated debentures outstanding. The investor notes and subordinated debentures are subordinate in priority to the credit facility. Substantially all of the CII notes and debentures have original maturities of one or two years.

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

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the nine months ended September 30, 2001 and 2000, the Company sold $458.1 million and $375.0 million of mortgage loans, respectively.

         The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. The Company completed a servicing released securitization in the third quarter of 2000 of $41.6 million. This transaction also resulted in a $12.1 million residual certificate. These subordinate residual securities totaled $59.1 million and $58.9 million, net of allowances, at September 30, 2001 and December 31, 2000, respectively.

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

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows) , the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company does not believe any permanent impairment has occurred in its securitized assets as of September 30, 2001.

         In June  2001,  the  FASB  issued  Statement  of  Financial  Accounting
Standard ("SFAS") No. 141 - Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after September 30, 2001. During 2001, the Company has not participated in any business combinations.

         In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not completed the evaluation of the effect this statement will have on the financial position of the Company.

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

         In September 2001, the Company capitalized costs related to the development of its Proprietary Leads Database ("the database"), which was recorded as an intangible asset with an initial life of twenty-four months. Prior to the three months ended September 30, 2001, the Company deferred most marketing expenditures over a six-month deferral period. The capitalized costs of the database represent expenditures incurred over the prior fourteen months. Expenditures totaling approximately $3.3 million which had been expensed during the final five months of 2000 were capitalized and amortized, resulting in a cumulative effect from a change in accounting principle of $2.1 million.

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

         At September 30, 2001 the Company's deferred tax asset was $22.0 million. The Company has not adjusted the net deferred tax asset during 2001. The amount of the deferred tax asset is deemed appropriate by management based on its belief that it is more likely than not that it will realize the benefit of this deferred tax asset, given the levels of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets would be realized. The Company had a federal NOL of approximately $103 million at December 31, 2000.

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. In addition, a decline in short-tern or long-term interest rates could increase the prepayment rate of loans held in the Company's securitization pools. Any of these changes could adversely affect the Company's earnings and cash flows. There were no significant open hedging positions at September 30, 2001.

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

     As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have a negative impact on projected net loss of approximately $263,000 and $3.3 million, computed for the quarter ending September 30, 2001, and the year ending December 31, 2000, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit, partially offset by an increase in interest earned on short term investments.

     An immediate reduction of 100 basis points in market rates would result in a positive impact on projected net loss of approximately $163,000 and $2.1 million for the quarter ending September 30, 2001, and the year ending December 31, 2000, respectively. This impact is related to higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings at December 31, 2000 under the same interest rate scenario, and a decrease in interest paid on warehouse lines of credit, partially offset by the assumption that prepayment speeds on the securitization pools would increase approximately ten percent if market interest rates declined by 100 basis points. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The rates offered on the investor notes have not historically moved with changes in market rates.

     While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates.

     As of September 30, 2001, the Company did not hedge its loans held for whole-loan sales. The Company's strategy for the remainder of 2001 is to sell a substantial portion of the current month's production that is designated for whole-loan sales in the following month and securitizing a small portion of its loan production on a quarterly basis. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at September 30, 2001.

     On loans originated for inclusion in securitized pools, the Company may employ a strategy designed to hedge some of the risks associated with changes in interest rates. The Company's interest rate hedging strategies include shorting interest rate futures and treasury forwards and entering into interest-rate lock agreements relating to loans pending a securitization transaction. The ultimate sale of the Company's loans included in a securitized transaction generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. There were no significant open hedging positions at September 30, 2001.

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

PART II.  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

               On October 15, 2001, the Company consummated a tender offer and consent solicitation with respect to its 10.75% Senior Notes due 2004 that are guaranteed by certain of the Company's subsidiaries (the "Senior Notes"). Following consummation of the tender offer, $6,250,000 in principal amount of the Senior Notes remain outstanding. The Company received consents from holders of $811,000 in principal amount of its then outstanding Senior Notes, which constitutes in excess of a majority of the then outstanding principal amount of the Senior Notes, to an amendment to the Senior Notes indenture. This amendment generally (i) deletes in their entireties most of the restrictive covenants set forth in the indenture and events of default related solely to the deleted covenants, (ii) deletes certain other additional events of default, (iii) deletes definitions referenced only in the deleted covenants and events of default and (iv) makes conforming amendments to the Senior Notes. The Company expects to consummate the amendment of the indenture pursuant to the consents promptly. The remaining outstanding Senior Notes will be subject to the indenture as amended by this amendment. The form of the amendment is filed as an exhibit hereto.


Item 3.        Defaults Upon Senior Securities.

               The Company's revolving warehouse line of credit with Household Commercial Financial Services, Inc. requires, among other matters, positive net income in the Company's subsidiary HomeGold, Inc. for the three months ended June 30, 2001 and for each month thereafter. The Company is currently in default under this covenant. Household continues to make advances under the line of credit. On August 29, 2001, as a result of this Event of Default, Household executed an amendment to the June 11 warehouse line of credit in which Household agreed to (i) forebear through December 31, 2001 from accelerating the Loans or exercising any rights and remedies to which it is entitled and to (ii) continue to extend Loans to the Company's subsidiary in accordance with the June 11 agreement. The amendment reduced the maximum commitment to $20 million at September 30, 2001. The amendment further reduced the maximum commitment to $10 million on October 31, 2001. The amendment calls for a cessation of lending as of November 30, 2001, and requires all loans to be paid off the line by December 31, 2001. The Company has reached an oral agreement with Household to continue lending indefinitely at a level not to exceed $20 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

               The Company offered to purchase some or all of and solicited consents to amendment of the indenture pertaining to its Senior Notes pursuant to an Offer to Purchase and Consent Solicitation dated September 10, 2001. The offer and consent solicitation expired on October 15, 2001. The results of the consent solicitation are described in "Item 2: Changes in Securities and Use of Proceeds" above, which description is incorporated herein by reference.


Item 6.        Exhibits and Reports on Form 8-K

                  a)       Exhibits
                           --------

                  4.1.7 Form of Supplemental Indenture #2 dated October 15, 2001 related to the Company's 10-3/4% Senior Notes, due 2004.

                  b)       Reports on Form 8-K
                           -------------------

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOMEGOLD FINANCIAL, INC.



Date: November 14, 2001              By:     \s\ Ronald J. Sheppard
                                     -------------------------------------------
                                     Ronald J. Sheppard
                                     Chief Executive Officer


Date:  November 14, 2001             By:     \s\ Forrest E. Ferrell
                                     -------------------------------------------
                                     Forrest E. Ferrell
                                     President


Date: November 14, 2001              By:     \s\ Kevin G. Martin
                                     -------------------------------------------
                                     Kevin G. Martin
                                     Chief Financial Officer