Form 10-K
period 2001-12-31
HOMEGOLD FINANCIAL INC
filed 2002-04-16
CIK 277028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                     ---------------    ------------------

     COMMISSION FILE NO. 000-08909

                            HOMEGOLD FINANCIAL, INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              SOUTH CAROLINA                                  57-0513287
              --------------                                  ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER
                    ORGANIZATION)                         IDENTIFICATION NO.)

    1021 BRIARGATE CIRCLE, COLUMBIA, SOUTH CAROLINA             29210
    -----------------------------------------------             -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                  803-365-2500
                                  ------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                   WHICH REGISTERED
     -------------------                             -------------------------
           None                                                None

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                     Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No  |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 28, 2002, the aggregate market value of voting stock held by non-affiliates of registrant was approximately $6.3 million.

     As of March 28, 2002, 16,912,594 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for June 4, 2002 to be filed not later than 120 days after December 31, 2001 is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     HomeGold Financial, Inc., together with its subsidiaries (collectively, "HGFN" or "the Company"), is a specialty finance company primarily engaged in the business of originating and selling conforming and sub-prime first and second-lien residential mortgage loan products ("Mortgage Loans") and issuing notes payable and subordinated debentures to investors through its subsidiary, Carolina Investors, Inc. ("CII").

     The Company commenced its lending operations in 1991 with the acquisition of CII, a small South Carolina mortgage lender, which had been in business since 1963. Since such acquisition, the Company has significantly expanded its lending operations. During the years 2001, 2000, and 1999, the Company originated $647.9 million, $597.0 million, and $234.0 million of loans, respectively. HomeGold Financial, Inc.'s major operating subsidiaries are HomeGold, Inc. ("HGI") and CII.

     On April 28, 2000, the shareholders of HomeGold Financial, Inc. approved a merger agreement with HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. The merger was consumated on May 9, 2000, and is described below under the heading "Merger with HomeSense Financial Corp."

     In August, 2000, the Company closed its wholesale loan origination operations. In the first seven months of 2000 and in the year ended December 31, 1999, loan originations generated by the wholesale brokers represented approximately 33% and 46.9%, respectively, of the Company's total production. In general, these wholesale loans produced much smaller margins compared to loans originated through the Company's retail origination channels. The Company may re-enter the wholesale mortgage business in the future depending on market conditions and other factors.

MERGER WITH HOMESENSE FINANCIAL CORP.

     On May 9, 2000, HomeSense was merged into HGI, a wholly owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

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

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now Chief Executive Officer and a director of HGFN, and a director of both HGI and CII. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill.

     After the merger was consummated, certain differences arose between the parties to the merger regarding the warranties and representations in the merger agreement. These differences were resolved in February 2001 by an agreement between Mr. Sheppard and HGFN pursuant to which Mr. Sheppard agreed to remain a guarantor with respect to certain indebtedness HGI assumed from HomeSense in the merger and pursuant to which options for HGFN stock issued to Mr. Sheppard in the merger were cancelled. In addition, a mutual indemnity agreement between HGFN and Mr. Sheppard was cancelled.

     The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


CRITICAL ACCOUNTING POLICIES

      The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

      Certain accounting policies involve significant judgments and assumptions by Management which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by Management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by Management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

     The Company believes the allowance for loan losses, assumptions related to residual receivables, valuation of real estate, impairment on property and equipment and the valuation allowance on deferred taxes are the critical accounting policies that require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under applicable sections for detailed descriptions of the Company's estimation process and methodologies related to these specific accounting policies.

         Going concern, a defined term in professional accounting standards, is a basic underlying assumption for most accounting methods and indicates the Company will fulfill its operational objectives and commitments. As noted in the MD&A and in Note 2 to the Company's Consolidated Financial Statements, and based upon the reasons listed therein, there is substantial doubt as to the Company's ability to continue as a going concern. Refer to Note 2 to the Company's Consolidated Financial Statements for a detailed description of this issue and management's intentions related to it.


MORTGAGE LOAN PRODUCTS

OVERVIEW

     The Company provides Mortgage Loan products primarily to owners of single family residences who use the loan proceeds for such purposes as refinancing, debt consolidation, home improvements and educational expenditures.

     A majority of the Mortgage Loans are made to sub-prime borrowers. These borrowers generally have limited access to credit, or are considered credit-impaired by conventional lenders such as thrift institutions and commercial banks. These conventional lending sources generally impose stringent and inflexible loan underwriting guidelines, as compared to the Company, to approve and fund loans. Loan applications of sub-prime borrowers are generally characterized by one or more of the following: (1) limited or unfavorable credit history, including bankruptcy, (2) problems with employment history, (3) insufficient debt coverage, (4) self-employment or (5) inadequate collateral.

     During 2001, the Company began originating conforming loans to customers with one or more of the following: (1) favorable credit history, (2) steady income, (3) sufficient debt coverage or (4) adequate collateral. These borrowers are able to obtain financing from many sources and therefore are mostly price sensitive.

     The Company has developed a comprehensive credit analysis system for its loan originations, which is designed to ensure that credit standards are maintained and consistent underwriting procedures are followed.

     The Company believes that its customers require or seek a high degree of personalized service and swift response to their loan applications. Also, the Company believes that most of its customers generally focus more on the amount of the monthly payment than the interest rate charged. Furthermore, because the Company's customers are generally credit-impaired for one or more reasons, the customers are typically not in a position to obtain better rates from traditional lending institutions.

     In 2001, 90% of the Mortgage Loans the Company originated were secured by first-liens. These first-lien Mortgage Loans had an average principal balance of approximately $108,000, a weighted average interest rate of approximately 8.92% and an average loan-to value ("LTV") ratio of 79.7%.

     Approximately 10% of the Mortgage Loans originated by the Company in 2001 were secured by a second-lien Mortgage Loan, some of which were to the same borrower as the first-lien Mortgage Loan. First and second mortgage combinations resulted in combined LTV ratios that averaged 109% on these loans and may be as high as 125% under the Company's guidelines. Such second-lien Mortgage Loans originated during 2001 had an average principal balance of approximately $41,000 and a weighted average interest rate of approximately 12.17%.

     In order to reduce the Company's credit risk, second-lien Mortgage Loans with a combined LTV ratio greater than 100% are generally pre-approved and pre-underwritten by a third party and generally sold without recourse on a whole loan basis with certain representations and warranties. Second-lien Mortgage Loans with a combined LTV ratio less than 100% are underwritten by the Company. These loans are generally sold on a whole loan basis without recourse. No assurance can be given that any second-lien Mortgage Loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 2001 and 2000, the Company had retained $5.7 million and $17.1 million, respectively, of second-lien mortgage loans on its balance sheet. During 2001, the Company included certain second mortgages in its securitization. The Company may choose to include second mortgage products in future securitizations.

     The Company has invested significantly in technology and the training of personnel to improve and expand its underwriting, servicing, and collection functions. The Company believes its current operations are capable of supporting increases in both loan origination volume and securitization servicing capacity with only modest increases in fixed expenses.


MORTGAGE LOAN ORIGINATION

     The Company reaches targeted customers for its Mortgage Loan products on a retail basis using a combination of direct mail, telemarketing, and television advertising. Responses are directed through the Company's loan centers in Greenville and Lexington, South Carolina; Cincinnati, Ohio; Tempe, Arizona; San Antonio, Texas; and Philadelphia, Pennsylvania. The Company is licensed to operate its mortgage lending operations in 45 states and the District of Columbia.

     The following table sets forth mortgage loan originations by channel for the period indicated:

                          LOAN ORIGINATIONS BY CHANNEL

                                                YEAR ENDED DECEMBER 31, 2001
                                              ---------------------------------------
                                              1ST MORTGAGE    2ND MORTGAGE
                                                  LOANS          LOANS         TOTAL
                                              -------------   -------------    -----
                                                      (DOLLARS IN THOUSANDS)

Retail - Nonconforming
     Loan originations......................     $450,996       $ 62,242     $513,238
     Average principal balance per loan.....          107             41           89
     Weighted average initial LTV ratio....         81.75%        108.91%       72.37%
     Weighted average coupon rate..........          9.44%         12.17%        9.77%
Retail - Conforming
     Loan originations......................     $134,672           --       $134,672
     Average principal balance per loan.....          110           --            110
     Weighted average initial LTV ratio.....        72.86%          --          72.86%
     Weighted average coupon rate...........         7.17%          --           7.17%
Total
     Loan originations......................     $585,668       $ 62,242     $647,910
     Average principal balance per loan.....          108             41           93
     Weighted average initial LTV ratio.....        79.70%        108.91%       74.85%
     Weighted average coupon rate...........         8.92%         12.17%        9.23%

     RETAIL OPERATION. The Company has focused a significant portion of its resources in developing its retail loan products and in developing its related delivery systems. In January 2001, the Company began originating conforming loans in an effort to maximize profits in a declining interest rate environment. Offering both conforming and nonconforming products allows the Company to more efficiently utilize its financing sources by creating a larger target market across the United States. In 2001, retail Mortgage Loan originations represented 100% of the Company's total loan originations compared to 67% and 53% in 2000 and 1999, respectively. Retail Mortgage Loan originations during 2001, 2000, and 1999, totaled $647.9 million, $399.2 million, and $124.2 million, respectively. The Company believes that its retail operation has significant long-term profit potential because it expects that the origination and other fees (typically paid to the broker-originators) will more than offset the infrastructure expenses associated with operating a retail operation once planned efficiency levels are reached. The Company also believes that the retail operation allows more Company control over the underwriting process and its borrower relationship.

     Unlike many of its competitors (particularly sub-prime mortgage lenders that began operations as traditional finance companies), the Company markets its retail lending operations in large part using direct mail, telemarketing, and television advertising methods. Compared to a traditional "bricks and mortar" retail approach in which loans are originated out of local, walk-in retail offices, the Company believes that this strategy allows it to target different areas of the country more quickly, depending on the economic, demographic, and other characteristics that may exist at a particular point in time. The Company also believes that this strategy avoids the expense typically associated with multiple physical locations. As of December 31, 2001, the Company has six central origination production locations in order to take advantage of multiple labor pools and time zones for more efficient telephone marketing.

     WHOLESALE LENDING OPERATION. In August 2000, the Company closed its wholesale mortgage origination division. Although wholesale originations made up a substantial portion of the Company's total origination volume, the margins derived from wholesale production were much smaller than those derived from retail production.

     All of the Mortgage Loans originated on a wholesale basis by the Company were originated through mortgage brokers with whom the Company had developed continuing relationships. As a wholesale originator of Mortgage Loans, the Company funded the Mortgage Loans at closing. In the first seven months of 2000, wholesale Mortgage Loan originations represented 33% of the Company's total Mortgage Loan originations, compared to 47% in 1999.

     GEOGRAPHIC DIVERSIFICATION. Since the Company commenced its retail mortgage operations in 1996, it has significantly expanded its geographic presence.
During 2001, 2000, and 1999, Mortgage Loan originations by state were as shown below:

  STATE                  2001        %          2000       %       1999      %
  -----              ----------   ----        ---------  ----    --------  -----
                                         (DOLLARS IN THOUSANDS)
California.........      $69,109  10.7%       $ 8,650   1.4%        $ --     --%
New Jersey.........       56,715   8.8         22,916   3.8           --     --
South Carolina.....       53,321   8.2         74,320  12.5         25,180  10.8
Virginia..........        48,377   7.5         32,193   5.4         13,851   5.9
Georgia ...........       41,741   6.4         45,138   7.6         10,751   4.6
Florida ...........       32,945   5.1         30,306   5.1         10,487   4.5
Alabama ...........       31,297   4.8         45,713   7.7             --   --
Michigan...........       29,899   4.6         18,593   3.1         10,392   4.4
Tennessee..........       24,173   3.7         30,240   5.1         12,163   5.2
Pennsylvania.......       20,580   3.2         14,380   2.4         13,616   5.8
Mississippi........       18,693   2.9         30,684   5.1          5,214   2.2
Louisiana..........       15,925   2.5         20,623   3.5         12,239   5.2
Arkansas...........       16,088   2.5             --   --              --   --
Colorado...........       16,192   2.5             --   --              --   --
Ohio .  ...........       14,781   2.3         19,616   3.3         10,960   4.7
North Carolina.....       14,520   2.2         46,135   7.7         33,945  14.6
Missouri...........       14,491   2.2         12,747   2.1          7,932   3.4
Washington.........       13,788   2.1         10,252   1.7             --   --
West Virginia......       10,102   1.6         14,771   2.5             --   --
Indiana ...........       10,143   1.6         10,647   1.8          3,465   1.5
Maryland...........        9,785   1.5         12,715   2.1             --   --
Illinois...........        9,479   1.5          9,080   1.5          9,178   3.9
Minnesota..........        9,160   1.4             --   --              --   --
New Hampshire......        8,364   1.3             --   --              --   --
New Mexico.........        6,872   1.1          7,701   1.3             --   --
Wisconsin..........        6,833   1.1             --   --              --   --
All other states...       44,537   6.7         79,245   13.3        54,632  23.3
                        --------  ------    ---------  ------    --------   ----

     Total.........     $647,910  100.0%    $596,665   100.0%    $234,005  100.0%
                        ========  ======    ========   ======    ========  ======

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

     The following table provides a general overview of the Company's principal underwriting criteria for first Mortgage Loans, set forth according to internal product types:

                                                INTERNAL PRODUCT TYPE--FIRST MORTGAGES
                         ---------------------------------------------------------------------------------


                            AA            A               A-                 B                 C
Existing mortgage        No 30 day    Maximum of    Maximum of         Maximum of       Maximum of four
  (maximum historical    late         one           two 30 day late    three 30 day     30 day late
  delinquencies)         payments     30 day late   payments in        late             payments in the
                         in the last  payment       last 12 months;    payments in the  last 12 months;
                         24           in last 12    and                last 12 months;  maximum of one
                         months       months;       one 60 day         maximum of       60 day late
                                      and           late payment in    one 60 day in    payment
                                      one 60 day    the last 24        the last 24      in the last 12
                                      late          months             months           months; maximum
                                      payment                                           of one
                                      in the last                                       90 day late payment
                                      24 months                                         in the last 24
                                                                                        months

Other credit history     Maximum      Maximum of    Maximum of one     Maximum of one   30, 60, and 90+
  (maximum historical    of two       one 60 day    60 day late        90 day late      day late payments
  delinquencies)         30 day       late          payment            payment          acceptable,
                         late         payment       in the last        in the last      provided that
                         payments     in the last   24 months,         24 months        the borrower has at
                         in the last  24 months,    with minimal                        least minimal
                         24 months    with minimal  30 day                              favorable credit
                                      30 day late   late payments in                    history
                                      payments      the last 24
                                      in            months
                                      the last 24
                                      months

Bankruptcy filings       None in past None in past  None in past       None in past     None in past
                         3 years      3 years       2 years            3 years          year

Maximum debt service     45%          45%           45%                45%              50%
  to income ratio(1)

Maximum LTV ratio:
    Owner occupied       100%         100%          90%                85%              80%
    Non-owner occupied   80%          75%           75%                70%              65%
       (1)Maximum  debt  service  to  income  ratio may  increase  by 5% in each
          category  (except  AA  loans)  if  disposable   income  meets  certain
          thresholds.

      The following table provides a general overview of the Company's principal underwriting criteria for second Mortgage Loans, set forth according to internal product types:

                                               INTERNAL PRODUCT TYPE--SECOND MORTGAGES
                               ----------------------------------------------------------------------------
                                                                                  125%
                                  PIGGYBACK LESS                                  CLTV
                                       THAN              PIGGYBACK GREATER     PREAPPROVAL         PERSONAL HOME
                               OR EQUAL TO $15,000         THAN $15,000         REQUIRED                 LOAN
                               -------------------       -----------------     -----------         -------------

Existing  mortgage  (maximum   No 30 day  late         Maximum  of one 30     No 30 day late        Maximum  of one 30
  historical  delinquencies)   payments  in last 12    day late payment       payments in last 12   day late payment
                               months; Maximum of      in last 12 months      months                in last 12 months
                               two 30 day late
                               payments in months
                               13 through 24


Other credit history (maximum  Maximum of three 30     Maximum of two 30      N/A                   Maximum of two
  historical  delinquencies)   day late payments       day late payments                            30 day late payments
                               in last 12 months;      in last 12 months,                           in last 12 months,
                               Maximum of five 30      unless credit                                unless credit score
                               day late payments       score is                                     is greater than 650
                               in months 13            greater than 650
                               through 24; Maximum
                               of one 60 day
                               late payment


Bankruptcy filings             None                    None in past           None in past          None in past
                                                       three years            seven years           three years



Maximum debt service to        45%                     45%                    45%                   45%
  income ratio(1)


Maximum LTV ratio             100%                     100%                   125%                  100%

(1) Maximum debt service to income ratio may increase by 5% on second mortgages greater than $15,000 when the Company also owns the first mortgage and on personal home loans if disposable income meets certain thresholds.

     The following tables provide information regarding the Company's first and second-lien Mortgage Loan originations by credit classification for the years ended December 31, 2001 and 2000:

                   LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                          YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                               INTERNAL LOAN CLASSIFICATION
                                             ------------------------------------------------------
                                              AAA/AA/A/A-        B             C           TOTALS
                                             -------------    --------      -------      ----------

First-Lien Mortgage Loans
     Amount...........................        $ 441,802       $111,708      $32,158      $585,668
     Percentage.......................            75.44%         19.07%        5.49%       100.00%
     Weighted average coupon..........             8.42           10.1         11.1          8.88
     Weighted average LTV ratio.......            81.54          80.33        79.28         81.05
Second-Lien Mortgage Loans
     Amount...........................         $ 23,074        $38,717        $ 451       $62,242
     Percentage.......................            37.07%         62.20%        0.73%       100.00%
     Weighted average coupon..........            11.75          11.99        11.35         11.89
     Weighted average LTV ratio.......           116.89         112.02       118.84        113.85


                   LOAN ORIGINATIONS BY CREDIT CLASSIFICATION
                          YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                         INTERNAL LOAN CLASSIFICATION
                                             -------------------------------------------------
                                              AA/A/A-          B              C        TOTALS
                                             ---------      --------       -------    --------
First-Lien Mortgage Loans
     Amount...........................       $ 265,070      $155,804      $67,151      $488,025
     Percentage.......................          54.31%         31.93%       13.76%       100.00%
     Weighted average coupon..........           9.56            9.9         10.7          9.79
     Weighted average LTV ratio.......          82.18          80.17         78.2         81.03
Second-Lien Mortgage Loans
     Amount...........................       $ 82,364        $20,436       $5,840      $108,640
     Percentage.......................          75.81%         18.81%        5.38%       100.00%
     Weighted average coupon..........          13.06          12.65        11.90         12.95
     Weighted average LTV ratio.......         116.02          105.6       107.23        113.04

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

     The following table sets forth for the periods indicated, Mortgage Loans securitized and Mortgage Loans sold on a whole loan basis and Mortgage Loans originated:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               2001         2000          1999
                                                                             --------    ---------     --------
                                                                                     (DOLLARS IN THOUSANDS)
Mortgage Loans securitized...........................................       $  9,994      $64,330      $ 59,630
Mortgage Loans sold..................................................        629,546      517,295       220,382
                                                                            --------      -------      --------
Total Mortgage Loans sold or securitized.............................       $639,540     $581,625     $ 280,012
                                                                            ========    ==========    =========
Total Mortgage Loans originations....................................       $647,910     $596,665      $234,005
Mortgage Loans sold or securitized as a % of total Mortgage Loan
   originations .....................................................            99%           97%         120%

     During 2001, 2000, and 1999, the weighted average premiums (discount) on the whole loan sales of mortgage loans were 2.64%, 1.93%, and 2.03%, respectively. For the years ended December 31, 2001, 2000, and 1999, gains recognized by the Company in connection with the whole loan sales of Mortgage Loans were $12.8 million, $9.8 million, and $6.2 million, respectively. In 1999 average premiums were impacted by industry difficulties that occurred in the fourth quarter of 1998. In the fourth quarter of 1998, the industry, which had been securitizing much of its loans during 1997 and most of 1998, began offering most of its loans to investors in the whole loan sale market. This shift occurred because securitization became less attractive as the corporate interest rate spreads required by investors increased.

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

     In 2000, the company completed two securitizations totaling $64.3 million of loans. These securitizations consisted primarily of first and second mortgages, and resulted in additional liquidity in 2000 of $47.1 million. Both 2000 securitizations consisted primarily of Mortgage Loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

      In 2001, the company completed one securitization totaling $10.0 million of loans. This securitization consisted primarily of first and second mortgages, and resulted in additional liquidity in 2001 of $6.5 million. The 2001 securitization consisted primarily of Mortgage Loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

     The Company sold its servicing rights under the 2001 and 2000 securitizations because the price paid by the independent third party servicer resulted in a higher realized gain than if the servicing rights not been sold. Consequently, the residual interests related to these two pools are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance. These residual interests represent the Company's estimate of market value. Market value determination includes an estimate of credit losses, based on anticipated performance of the securitized loans in the portfolio. During 2001, the Company increased the valuation reserve $7.1 million for anticipated future losses related to these pools. This valuation adjustment is included in the fair market value adjustment on residual receivables in the accompanying consolidated statement of operations. Management reviews the allowance on an ongoing basis and believes the valuation reserve is sufficient to cover future losses.

MORTGAGE LOAN SERVICING, DELINQUENCIES AND COLLECTIONS

SERVICING

     The Company maintains a centralized portfolio management department located in Columbia, South Carolina which services Mortgage Loans. Servicing includes depositing cash received and posting payments to accounts for principal and interest, remitting funds to the Trustee, imaging documents, collection activities on past due accounts, management of loss mitigation activities and foreclosure and sale of properties, ensuring that insurance is in place, monitoring payment of real estate property taxes, customer service and retention activities and warehouse funding management. The Company does not escrow funds for purposes of insurance and taxes. However, it has the right to purchase insurance and pay taxes, which, if paid by the Company, are charged back to the borrower.

     The Company serves as master servicer for all of the Mortgage Loan securitizations which it has to date except the 2001 and 2000 securitizations. In connection with such securitizations, the Company's servicing operation was reviewed by the rating agencies which rated the bonds issued in connection with such securitizations.

     Because the Company did not retain servicing rights on the 2001 and 2000 securitizations, completed only one securitization during 1999, and sold the majority of loans originated on a "servicing released" basis, the servicing portfolio has declined from $408.5 million at December 31, 1999, to $264.9 million at December 31, 2001.


DELINQUENCIES AND COLLECTIONS

     Collection efforts generally begin when a Mortgage Loan is over eight days past due, unless the account has previous unpaid late fees, in which case collection efforts generally begin when an account is over one day past due. At that time, the Company generally contacts the borrower by telephone to determine the reason for the delinquency and attempts to bring the account current. Typically, after an account becomes 15 days past due, the Company sends a reminder letter to the borrower, and then sends subsequent letters at 30 days past due, 41 days past due, and 55 days past due. In general, at 41 days past due, the Company sends a right-to-cure letter. After 90 days, the Company sends a five day demand letter and turns the account over to an attorney. In addition to written notices, the Company attempts to maintain telephone contact with the borrower at various times throughout the delinquency period. If the status of the account continues to deteriorate, the Company's loss mitigation unit works on a dual track along with the foreclosure unit to try to save the borrowers from a foreclosure action, while at the same time, trying to keep the foreclosure timelines as short as possible. In limited circumstances, when a borrower is experiencing difficulty in making timely payments, Mortgage Loan Operations may temporarily adjust the borrower's payment schedule. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments.

     When a loan is 150 days past due, generally, it is placed on nonaccrual status and the Company initiates foreclosure proceedings. In connection with such foreclosure, the Company reviews the loan and the facts surrounding its delinquency, and may reappraise the underlying property. Regulations and practices regarding foreclosure and the rights of the mortgagor in default vary greatly from state to state. If deemed appropriate, the Company will bid in its loan amount at the foreclosure sale or accept a deed in lieu of foreclosure. The residential real estate owned portfolio, which is carried at the lower of carrying value or appraised fair market value less estimated cost to sell, totaled $0.6 million, $1.3 million, and $7.7 million at December 31, 2001, 2000, and 1999, respectively.

     The following table sets forth for the periods indicated information relating to the delinquency and loss experience of the Company with respect to its securitized Mortgage Loans serviced:

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                   2001         2000          1999
                                                                ----------    ----------    --------
                                                                       (DOLLARS IN THOUSANDS)
Total serviced Mortgage Loans (period end)(1)................    $264,902      $335,881     $408,529
Serviced Mortgage Loans (period end)(2)......................     264,902       335,881      408,529
Average serviced Mortgage Loans(2)...........................     291,507       407,786      488,057
Delinquency (period end) 30-59 days past due:
     Principal balance.......................................     $ 5,173       $ 6,622      $16,461
     % of serviced Mortgage Loans(2).........................        1.95%          2.0%        4.03%
   60-89 days past due:
     Principal balance.......................................     $ 1,514       $ 2,647      $ 5,325
     % of serviced Mortgage Loans(2).........................         0.6%          0.8%        1.30%
   90 days or more past due:
     Principal balance.......................................     $13,243       $16,014      $28,997
     % of serviced Mortgage Loans(2).........................         5.0%          4.8%        7.10%
   Total delinquencies:
     Principal balance.......................................     $19,930       $25,283      $50,783
     % of serviced Mortgage Loans(2).........................         7.5%          7.5%       12.43%
Real estate owned (period end)...............................      $  603       $ 1,281      $ 7,673
Net charge-offs..............................................          33         1,990        3,686
% of net charge-offs to average serviced Mortgage Loans......         .01%          .49%        0.75%

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

     The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, religion, national origin, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit, or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name, address and phone number of the reporting agency. RESPA was enacted to provide consumers with more effective advance disclosures about the nature and costs of the settlement process, and to eliminate kickbacks or referral fees that raised the costs of settlement services. RESPA applies to virtually all mortgages on residential real property that is designed principally for occupancy of one to four families. Specific disclosures mandated by RESPA include, without limitation, estimates of closing costs, transfers of servicing, affiliated business arrangements and other settlement information.

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


EMPLOYEES

     At December 31, 2001, the Company employed a total of 728 full-time equivalent employees.

ITEM 2. PROPERTIES

     The Company's headquarters is located at 1021 Briargate Circle, Suite B, Columbia, South Carolina and is leased by the Company. At December 31, 2001, the Company owned five offices and leased 13 offices. None of the leases, considered separately or collectively, are believed to be material to the Company's operations. The Company believes that its leased and owned locations are suitable and adequate for their intended purposes. The Company's properties located at 113 Reed Avenue, Lexington, SC, and 3901 Pelham Road, Greenville, SC, secure the Company's warehouse lines.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets, with the exception of the litigation noted below.

     On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's affiliate, HGI, and others alleging a variety of statutory and common law claims arising out of Mortgage Loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the Mortgage Loans; (2) forfeiture of all profits realized from the sale of the Mortgage Loans in the secondary market; and (3) refund of two times the past interest paid on the Mortgage Loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2001 year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock presently is traded on the National Association of Stock Dealers (NASD) Over the Counter Bulletin Board (OTCBB) under the symbol "HGFN". Until April 20, 2000, the common stock was traded on the NASDAQ National Market System (NNM). These prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     The following table sets forth the high and low bid prices of the common stock for the periods indicated, as reported on the OTCBB, and prior to April 20, 2000, the high and low sales price on the NNM.

                                                         HIGH        LOW
     Year Ended December 31, 2000
               First Quarter...................         $1.75       $1.00
               Second Quarter..................         $1.15       $0.25
               Third Quarter...................         $0.94       $0.38
               Fourth Quarter..................         $0.72       $0.22


     Year Ended December 31, 2001
               First Quarter...................         $0.69       $0.28
               Second Quarter..................         $0.50       $0.30
               Third Quarter...................         $0.47       $0.26
               Fourth Quarter..................         $0.50       $0.26

     On March 28, 2002, the closing price for the Company's common stock was $0.67. As of March 28, 2002, the Company had 16,912,594 outstanding shares of common stock held by 387 stockholders of record.

     No dividends on common stock were paid or declared during 2001 or 2000, and no dividends are expected to be paid on the common stock for the foreseeable future. The credit facility between the Company's subsidiary HGI and Household Commercial Financial Services, Inc. contains a covenant that prohibits the
Company from paying dividends or making distributions with respect to its capital stock other than dividends payable solely in its capital stock and dividends required to be paid with respect to the Company's Series A Non-Convertible Preferred Stock pursuant to the terms and provisions thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" which discussion is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth historical selected financial information of the Company as of the dates and for the periods indicated. The statement of operations data, cash flow data, and balance sheet data are derived from the audited financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                    AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                 2001     2000        1999      1998     1997
                                                              --------- --------    --------  -------  -------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Interest income..............................................    $8,009    $12,192     $8,286   $35,075  $ 34,008
Servicing income.............................................     4,268      7,397      9,813    12,239     8,514
Gain on sale of loans:
  Gross gain on sale of loans................................    12,807      9,801      6,216     9,472    52,828
  Loan fees, net.............................................    22,013     16,430      3,313    11,745    30,207
                                                              ---------   --------     ------ ---------   -------
    Total gain on sale of loans..............................    34,820     26,231      9,529    21,217    83,035
Gain on sale of subsidiaries' net assets(1)..................       --         --         --     18,964       --
Other revenues...............................................     1,267      1,735      1,609     4,230     1,399
                                                              ---------   --------     ------ ---------  --------
    Total revenues...........................................    48,364     47,555     29,237    91,725   126,956
Interest expense.............................................    20,609     19,448     16,338    35,968    25,133
Provision for credit losses..................................     2,883      3,159      3,339    11,906    10,030
Costs on real estate owned and defaulted loans...............     1,419      3,451      3,018     2,665       876
Fair market value adjustment on residual receivable..........    10,490      2,279      3,327    13,638       --
Restructuring charges(2).....................................       873      1,469        --      6,838       --
General and administrative expenses..........................    65,183     57,592     38,286    93,701    83,408
                                                              ---------   --------    ------- ---------  --------
    Total expenses...........................................   101,457     87,398     64,308   164,716   119,447
                                                              ---------   --------    ------- ---------  --------
Income (loss) from  operations  before income taxes,  minority
interest and                                                    (53,093)   (39,843)   (35,071)  (72,991)    7,509
  extraordinary item.........................................
Provision (benefit) for income taxes (3).....................    22,524     (9,456)    (7,394)    3,017    (3,900)
                                                              ---------   --------    ------- ---------  --------
Income (loss) from  operations  before  minority  interest and
  extraordinary items .......................................   (75,617)   (30,387)   (27,677)  (76,008)   11,409
Minority interest in (earnings) loss of subsidiaries.........        (4)        (4)        (8)       47      (156)
                                                              ---------   --------    ------- ---------  --------
Income (loss) from operations before extraordinary item......   (75,621)   (30,391)   (27,685)  (75,961)   11,253
Extraordinary  item-gain on  extinguishment of debt, Net of        2,022       579     29,500     18,216      --
  $0 tax (4)..................................................---------   --------     ------ ---------  --------
    Net income (loss)........................................ $ (73,599)  $(29,812)    $1,815 $ (57,745) $ 11,253
                                                              =========   ========     ====== =========  ========
Diluted Earnings Per Share:
  Operations.................................................     (4.48)     (2.10)     (2.78)    (7.81)     1.17
  Extraordinary item.........................................       .12        .04       2.96      1.87       --
                                                              ---------   --------     ------ ---------  --------
    Net income (loss) per share..............................   $ (4.36)   $ (2.06)    $ 0.18   $ (5.94)  $  1.17
                                                              =========    =======     ======   =======  ========
CASH FLOW DATA:
Cash flow due to operating cash income and expenses..........   (26,872)   (20,873)   (18,994)  (62,775)  (26,652)
Cash provided by (used in) loans held for sale and other.....   (10,120)   (41,848)    26,210   147,055  (119,637)
                                                                --------   --------             -------- ---------
    Net cash provided by (used in) operating activities...... $ (36,992)  $(62,721)    $7,216   $84,280 $(146,289)
                                                              =========   ========    =======   ======= =========
BALANCE SHEET DATA:
Total gross loans receivable.................................   $51,805    $58,483   $ 63,242 $ 124,740  $297,615
Total residual assets, net...................................    49,270     58,877     47,770    43,857    63,202
Total assets.................................................   187,482    202,021    188,737   257,208   416,152
Total liabilities............................................   271,608    212,844    180,880   239,276   336,920
Total shareholders' equity (deficit)......................... $ (84,126)  $(10,828)    $7,844   $ 5,801  $ 63,374

(1) In 1998, the Company disposed of all nonmortgage related activities and realized a net gain.
(2) See Footnote 14. Restructuring Charge in Notes to Consolidated Financial Statements.
(3)  See Footnote 16. Income Taxes to Consolidated Financial Statements.
(4) See Footnote 17. Extraordinary Item-Gain on Extinguishment of Debt in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  discussion  should  be  read in  conjunction  with  the  Consolidated
Financial Statements and the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this report.


FORWARD-LOOKING INFORMATION

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report contains such statements. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-K, as well as those made in other filings with the SEC, and other financial discussion and analysis by Management that reflect projections of future financial or economic performance of the Company. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of the Company, its directors, or officers with respect to Management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. The preceding list of risks and uncertainties, however, is not intended to be exhaustive. Because actual results may differ materially from those projected in this Report for the reasons, among others, listed above, the stockholders and bondholders of the Company are cautioned not to put undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2001 and any current reports on Form 8-K filed by the Company.

     The preceding list of risks and uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein, including, but not limited to, risks identified from time to time in the Company's SEC reports, registration statements and public announcements.


GENERAL

     The Company is headquartered in Columbia, South Carolina, and engages primarily in the business of originating, selling, and servicing conforming and nonconforming mortgage loan products and issuing notes payable and subordinated debentures to investors through its subsidiary, CII. The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963.

     In the three years prior to the acquisition by merger of HomeSense as described below, the Company had already undergone significant changes. In late 1997, the Company decided to focus primarily on its mortgage operations, resulting in the sales of its auto loan operations in early 1998, its small retail origination subsidiary, Sterling Lending Corp. ("SLC") in August 1998, and substantially all of the assets of its small business loan operations in November 1998.


MERGER WITH HOMESENSE FINANCIAL CORP.

     On May 9, 2000, HomeSense was merged into HGI, a wholly owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

     HomeSense was a privately owned specialized mortgage company headquartered in Lexington, South Carolina that originated and sold Mortgage Loans in the sub-prime mortgage industry. Its principal loan product was a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated its loan volume through a direct retail branch network of eight offices, as well as through centrally-provided telemarketing lead, direct mail, and television advertising. HGI has continued the business of HomeSense after the merger.

     In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now Chief Executive Officer and a director of HGFN, and a director of both HGI and CII. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill, which is being amortized, on a straight-line basis over 15 years.

     After the merger was consummated, certain differences arose between the parties to the merger regarding the warranties and representations in the merger agreement. These differences were resolved in February 2001 by an agreement between Mr. Sheppard and HGFN pursuant to which Mr. Sheppard agreed to remain a guarantor with respect to certain indebtedness HGI assumed from HomeSense in the merger and pursuant to which options for HGFN stock issued to Mr. Sheppard in the merger were cancelled. In addition, a mutual indemnity agreement between HGFN and Mr. Sheppard was cancelled.

     The following summarized unaudited pro forma financial information for the combined companies assumes the merger had occurred on January 1 of each year:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                          2000            1999
                                                        -------         --------
                                                             (IN THOUSANDS)
     Revenue .....................................     $57,477          $53,045
     Income before extraordinary items............     (30,585)         (29,574)
     Net income...................................     (30,006)           4,320
     Earnings per share...........................       (1.41)           (0.01)

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


DISCONTINUATION OF WHOLESALE MORTGAGE DIVISION

     In August, 2000, Management closed the Company's wholesale mortgage origination division. The decision to exit the wholesale business arose primarily from Management's desire to narrow its focus to the Company's more profitable retail loan origination efforts. The closure of the wholesale division resulted in a decrease in low-margin origination volume, enabling the Company to terminate its relationship under a particularly burdensome agreement with its primary warehouse lender. Further benefits have been realized through more focused and efficient usage of marketing resources and a sizable reduction in overhead costs related to the closed division.

     The following table sets forth certain data relating to the Company's various loan products at and for the periods indicated:

                                                                           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                                 2001          2000         1999
                                                                           --------------- -----------  ----------
                                                                                    (DOLLARS IN THOUSANDS)

Mortgage Loans:
     Mortgage loans originated............................................     $ 647,910    $ 596,665     $234,005
     Mortgage loans sold..................................................       629,546      517,295      220,382
     Mortgage loans securitized...........................................         9,994       64,330       59,630
     Total Mortgage Loans owned (period end)..............................        43,487       49,321       63,242
     Total serviced Mortgage Loans (period end)...........................       256,584      326,719      408,529
     Total serviced unguaranteed Mortgage Loans (period end)(1)...........       256,584      326,719      408,529
     Average Mortgage Loans owned(2)......................................        43,300       67,452       72,711
     Average serviced Mortgage Loans(2)...................................       283,134      318,019      478,386
     Average serviced unguaranteed Mortgage Loans(1)......................       283,134      318,019      478,386
     Average interest earned(2)...........................................         10.13%       10.79%        8.67%

Small Business Loans:
     Total small business loans owned (period end)........................         8,318        9,162       10,388
     Total serviced small business loans (period end).....................         8,318        9,162       10,388
     Total serviced unguaranteed small business loans (period end)(3).....         8,318        9,162       10,388
     Average small business loans owned(2)................................         8,373       10,557        9,671
     Average serviced small business loans(2).............................         8,373       10,557        9,671
     Average serviced unguaranteed small business loans(2)(3).............         8,373       10,557        9,671
     Average interest earned(2)...........................................          6.85%        7.68%        6.37%

Total Loans:
     Total loans originated...............................................     $ 647,910    $ 596,665     $234,005
     Total loans sold.....................................................       629,546      517,295      220,382
     Total loans securitized..............................................         9,994       64,330       59,630
     Total loans receivable (period end)..................................        51,805       58,483       73,630
     Total serviced loans (period end)....................................       264,902      335,881      418,917
     Total serviced unguaranteed loans (period end)(1)(3).................       264,902      335,881      418,917
     Average loans owned..................................................        51,673       78,009       82,382
     Average serviced loans...............................................       291,507      328,576      488,057
     Average serviced unguaranteed loans..................................       291,507      328,576      488,057
     Average interest earned..............................................          8.49%       10.69%        8.40%

(1)  Excludes loans serviced for others with no credit risk to the Company.
(2)  Averages are computed based on the daily averages.
(3)  Excludes guaranteed portion of SBA Loans.

RESULTS OF OPERATIONS

     For  the  periods  indicated,   the  following  table  sets  forth  certain
information  derived  from  the  Company's   Consolidated  Financial  Statements
expressed as a percentage of total revenues.

                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                 -----------------------------
                                                                                   2001      2000       1999
                                                                                 ---------  ------    --------
Interest income................................................................    16.6%     25.6%       28.3%
Servicing income...............................................................     8.9      15.6        33.6
Gross gain on sale of loans....................................................    26.4      20.6        21.3
Loan fee income, net...........................................................    45.5      34.6        11.3
Other revenues.................................................................     2.6       3.6         5.5
                                                                                  -----     -----       -----
     Total revenues............................................................   100.0%    100.0%      100.0%
                                                                                  =====     =====       =====

Interest expense...............................................................    42.6%     40.9%       55.9%
Provision for credit losses....................................................     6.0       6.6        11.4
Costs on real estate owned and defaulted loans.................................     2.9       7.3        10.3
Fair market value adjustment on residual receivables...........................    21.7       4.8        11.4
Salaries, wages and employee benefits..........................................    77.7      61.2        69.0
Business development costs.....................................................    18.9      18.1        16.4
Restructuring charges..........................................................     1.8       3.1         --
Other general and administrative expenses......................................    38.1      41.8        45.6
                                                                                  -----     -----       -----
Income (loss) before income taxes, minority interest and extraordinary item....  (109.7)    (83.8)     (120.0)
Provision (benefit) for income taxes...........................................    46.6     (19.9)      (25.3)
Minority interest in (earnings) loss of subsidiary.............................     --        --          --
Extraordinary item.............................................................     4.2       1.2       100.9
                                                                                  -----     -----       -----
     Net income (loss).........................................................  (152.1)%   (62.7)%       6.2%
                                                                                  =====     =====       =====


YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The Company recognized a net loss of $73.6 million for the year ended December 31, 2001 ("2001"), as compared to a net loss of $29.8 million for the year ended December 31, 2000 ("2000"). The primary reasons for the $43.8 million additional losses for 2001 were a decrease in income tax benefits of $32.0 million and an increase of $7.1 million in the allowance for losses on residual receivables. Included in the net loss for 2001 and 2000 were $2.0 million and $579,000, respectively, of extraordinary gain on extinguishment of debt. The Company's net losses before extraordinary gains were $75.6 million and $30.4 million in 2001 and 2000, respectively.

     Total revenues increased $809,000 (1.7%), to $48.4 million in 2001 from $47.6 million in 2000. The increase in total revenues is comprised of a $5.6 million (34.0%) increase in loan fee income and a $3.0 million (30.7%) increase in gain on sale of loans, partially offset by a $4.2 million (34.3%) decrease in interest income, a $3.1 million (42.3%) decrease in servicing income and a $0.5 million (27.0%) decrease in other revenues.

     The increase in net loan fees is primarily attributable to a $73.5 million increase in mortgage origination production and an increase in average loan origination fees charged, to 4.01% in 2001 from 2.75% in 2000. The overall increase in production is attributable to a full year of production of the combined HGI and HomeSense companies in 2001 compared to eight months of production in 2000 following the HGI-HomeSense merger. The increase in average origination fees charged occurred because of a shift in the mix of wholesale and retail production, resulting from the Company's decision to end wholesale production operations as of August 1, 2000. During 2000, wholesale production accounted for only 33.1% of the Company's total production. There was no wholesale production in 2001.

     The decrease in interest income resulted primarily from an $26.3 million (33.6%) decrease in average loans receivable outstanding. The decrease in average loans receivable outstanding relates primarily to the increase in mortgage loan sales and to the fact that the loans were sold quicker; therefore, the Company did not earn interest for as long a period on average for each mortgage loan in 2001 than in 2000. In addition, the Company experienced an approximate 66 basis point decrease in the average yield on loans receivable outstanding. The average serviced mortgage loan portfolio decreased $37.1 million, or 13%, to $291.5 million in 2001 from $328.6 million in 2000.

     Gross gain on sale of loans increased $3.0 million, or 30.7%, to $12.8 million in 2001, from $9.8 million in 2000 due primarily to an increase in loans sold. Loans sold increased $66.7 million, or 11.5%, to $648.3 million for 2001 from $581.6 million for 2000. The increase in loans sold resulted from higher originations of mortgage loans held for sale and the Company's decision to focus on liquidity and whole-loan sales. The weighted average gross gain on sale of loans was 2.64% and 1.75% for 2001 and 2000, respectively.

     In 2001 and 2000, other revenues consist primarily of prepayment penalty income, underwriting fees, and late charges.

     Total expenses increased $14.1 million, or 16.1%, to $101.5 million in 2001 from $87.4 million in 2000. The increase in total expenses is comprised of an $8.5 million (29.1%) increase in personnel expenses, an $8.2 million (360.3%) increase in the fair value adjustment of residual receivables, a $1.2 million (6.0%) increase in interest expense and a $0.5 million (6.4%) increase in business development costs, partially offset by a $2.0 million (58.9%) decrease in costs on real estate owned and defaulted loans, a $1.4 million (7.3%) decrease in other general and administrative expenses, a 0.6 million (40.6%) decrease in restructuring charges, and a $0.3 million (8.8%) decrease in the provision for credit losses. The $8.2 million increase in fair value adjustment of residual receivables resulted from a $7.1 million increase in the allowance for losses on residual receivables based on anticipated performance of the underlying securitized loan portfolio.

     The increase in personnel costs resulted primarily from the addition of employees during 2001. The number of employees increased from 693 at December 31, 2000 to 728 at December 31, 2001. Part of the increase is due to the opening of additional production centers in 2001 and higher incentives due to increased mortgage loan originations.

     The increase in interest expense was due principally to higher levels of borrowings associated with the increase in the Company's average mortgage loan portfolio. For 2001 and 2000, the Company incurred interest expense of $15.2 million and $11.7 million, respectively, related to investor notes and subordinated debentures. This increase was offset by the decrease related to the interest expense on the warehouse lines of credit and the reduction in the Company's senior unsecured debt. The Company funded more loans using its own cash in 2001; therefore, the warehouse lines of credit created lower interest charges. For 2001 and 2000, such expenses were $4.2 million and $6.4 million, respectively, related to warehouse lines of credit and $1.1 million and $1.3 million, respectively, on the senior unsecured debt.

     The increase in business development costs was a result of the Company increasing its marketing efforts to increase its loan production.

     The decrease in costs on real estate and defaulted loans is due to the company selling a majority of the prior year real estate owned.

     The decrease in other general and administrative expenses was comprised primarily of a $.4 million decrease in repairs and maintenance type expenses as well as several other expense categories. The Company placed tighter controls on its expenditures in the second half of 2001, thereby reducing expenses.

     Restructuring charges decreased $0.6 million (40.6%) in 2001. These costs were related to the relocation of the corporate headquarters from Greenville, S.C. to Lexington, S.C. in May of 2001. During 2000, the Company incurred restructuring charges related to the merger and to the decision to close its wholesale loan origination division. These charges included the estimated costs of employee relocation costs and employee severance, and the estimated net lease cost on facilities no longer being used.

     The decrease in the provision for credit losses was associated with lower levels of loans held for investment and a lower loan delinquency rate. The decrease was partially offset by Management's decision in late 2001 to record additional reserves against amounts paid on behalf of borrowers for taxes, insurance, and attorney's fees.

     The Company has recorded current income tax expense of $524,000 for 2001, related to its "excess inclusion income." Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors. These transactions generate income for the Company that is included in the overall loss. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other current period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest.

     The loss for the year includes a $22 million increase in the Company's deferred tax asset valuation allowance. Although the Company expects to utilize its net operating loss carryforwards, a valuation allowance was established in accordance with Statement of Financial Accounting Standards No. 109. This adjustment was a non-cash transaction and had no effect on the Company's working capital.


YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The  Company  recognized  a net loss of $29.8  million  for the year  ended
December 31, 2000 ("2000"), as compared to net income of $1.8 million for the year ended December 31, 1999 ("1999"). Included in net income for 2000 and 1999 were $579,000 and $29.5 million, respectively, of extraordinary gain on extinguishment of debt. Excluding extraordinary gains, the Company's net losses were $30.4 million and $27.7 million in 2000 and 1999, respectively.

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

     The increase in net loan fees is primarily attributable to a $362.7 million increase in mortgage origination production and an increase in average loan origination fees charged, to 2.75% in 2000 from 1.42% in 1999. The overall increase in production is attributable to the merger, combining the production capacity of HGI with that of HomeSense. The increase in average origination fees charged occurred because of a shift in the mix of wholesale and retail production, resulting from the Company's decision to end wholesale production operations as of August 1, 2000. During 1999, wholesale production accounted for 46.9% of the Company's total production, and during 2000, wholesale production accounted for only 33.1% of the Company's total production.

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

     The increase in other general and administrative expenses was comprised primarily of a $2.7 million increase in loan origination costs resulting from increased production volume generated by the merger, an $870,000 increase in amortization expense resulting from the addition of substantial goodwill arising from the merger, and merger-related increases in telephone costs ($671,000), equipment rentals ($227,000), office rent ($499,000), ($906,000) of additional amortization from the write-off of the debt origination of a former credit facility with CIT, and several other expense categories.

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

     The Company has recorded a deferred tax benefit of $10 million in 2000 related to historical losses based on management's assessment of the realization of the related deferred tax asset. Management performed an analysis of the recoverability of the asset based on projected conditions at the close of 2000, and determined that it is more likely than not that the Company will be able to realize this benefit prior to the expiration of the net operating loss carryforwards.


FINANCIAL CONDITION

     Net loans receivable decreased $7.0 million to $44.7 million at December 31, 2001 from $51.7 million at December 31, 2000. The reduction in net loans receivable resulted primarily from the Company's decision to increase liquidity and reduce debt by selling and securitizing residential mortgage loans, partially offset by an increase in overall production.

     The residual receivables were $49.3 million at December 31, 2001, and $58.9 million at December 31, 2000. This decrease resulted primarily from a $7.1 million increase in the reserve for potential losses.

     Real estate and personal property acquired in foreclosure decreased to $0.6 million at December 31, 2001, from $1.3 million at December 31, 2000. This decrease resulted from the sale of foreclosed properties, partially offset by additional foreclosures on mortgage loans within the period.

     The loss for the year includes a $22 million increase in the valuation reserve for the deferred tax asset. Although the Company expects to utilize its operating loss carryforwards, the valuation allowance was established in accordance with Statement of Financial Accounting Standards No. 109. This adjustment was a non-cash transaction and had no effect on the Company's working capital. Total net operating loss carryforwards are now $143.8 million. Approximately $143.0 million does not begin to expire until 2007 and beyond.

     The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements (including the Credit Facilities, CII Notes, and the Company's Senior Notes). At December 31, 2001, the Company had debt outstanding under revolving warehouse lines of credit and other obligations to banks of $25.6 million, which compares with $29.3 million at December 31, 2000, for a decrease of $3.7 million. At December 31, 2001, the Company had $231.1 million of CII Notes and subordinated debentures outstanding, which compares with $165.2 million at December 31, 2000, for an increase of $65.9 million.

     The aggregate principal amount of outstanding Senior Notes was $6.3 million at December 31, 2001 compared to $11.2 million on December 31, 2000. In 2001, the Company purchased $5.0 million face amount of its Senior Notes for a purchase price of $3.0 million. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the deletion of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to amend the Indenture, consequently, as of November 2001 most of the restrictive covenants in the original Indenture no longer exist. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

     The Company had a total shareholders' deficit at December 31, 2001 of $84.1 million, which compares to a deficit of $10.8 million at December 31, 2000, a decrease of $73.3 million. This decrease resulted principally from the net loss recognized in 2001.

     The credit facility between the Company's subsidiary HGI and Household Commercial Financial Services, Inc. contains a covenant that prohibits the
Company from paying dividends or making distributions with respect to its capital stock other than dividends payable solely in its capital stock and dividends required to be paid with respect to the Company's Series A Non-Convertible Preferred Stock pursuant to the terms and provisions thereof.

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


            SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON OWNED PORTFOLIO

                                                            AT AND FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                             2001      2000     1999
                                                         --- ------- ---------------
                                                                 (IN THOUSANDS)
Allowance for credit losses at beginning of period.....      $ 4,652   $6,344    $6,659
Net charge-offs........................................       (1,684)            (3,654)
                                                                       (1,990)
Provision charged to expense...........................        2,883    3,159     3,339
Allowance related to loans sold........................          --    (2,861)      --
                                                             -------  -------    ------
Allowance for credit losses at the end of the period...      $ 5,851   $4,652    $6,344
                                                             =======   ======    ======

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

    SUMMARY OF EMBEDDED ALLOWANCE FOR LOSSES ON SECURITIZATION RESIDUAL ASSETS

                                                   AT AND FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                     2001      2000       1999
                                                   --------- --------- -------
                                                          (IN THOUSANDS)
Residual securities:
Allowance for losses at beginning of period.....     $ 5,647    $7,176     $7,165
Net charge-offs.................................      (3,240)   (3,577)    (1,661)
Anticipated losses net against gain.............       6,261     1,559      1,267
Mark-to-market adjustment.......................       2,481       489        405
                                                     -------    ------     ------
Allowance for losses at end of period...........     $11,149    $5,647     $7,176
                                                     =======    ======     ======

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

     SUMMARY OF ALLOWANCE FOR CREDIT LOSSES ON COMBINED SERVICED PORTFOLIO

                                                              AT AND FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                            -----------------------------
                                                             2001        2000       1999
                                                            ------      -------   -------
                                                                       (IN THOUSANDS)
Allowance for credit losses at beginning of period.....       $10,299    $13,520    $13,824
Net charge-offs........................................        (4,924)    (5,567)    (5,315)
Provision charged to expense...........................         2,883      3,159      3,339
Provision netted against gain on securitizations.......         6,261      1,559      1,266
Mark-to-market adjustment..............................         2,481        489        406
Sale of small business residual assets.................           --         --         --
Allowance related to loans sold........................           --      (2,861)       --
                                                              -------    -------    -------
Allowance for credit losses at the end of the period...       $17,000    $10,299    $13,520
                                                              =======    =======    =======

     The total allowance for credit losses as shown on the balance sheet is as follows:

Allowance for credit losses on loans..................         $ 5,851    $ 4,652    $ 6,344
Allowance for credit losses on residual receivables....         11,149      5,647      7,176
                                                               -------    -------    -------
Total allowance for credit losses......................        $17,000    $10,299    $13,520
                                                               =======    =======    =======

     The following table sets forth the Company's allowance for credit losses on the combined serviced portfolio at the end of the periods indicated, the credit loss experience over the periods indicated, and delinquent loan information at the dates indicated for loans receivable at least 30 days past due.

                                                                                              AT AND FOR THE YEAR
                                                                                               ENDED DECEMBER 31,
                                                                                            ----------------------
                                                                                             2001     2000   1999
                                                                                            ------   ------  -----

Allowance for Credit Losses as a % of Combined Serviced Loans(1):
     Mortgage Loans.......................................................................     3.1%   1.88%    2.5%
     Small business loans.................................................................    53.9    43.5    32.2
          Total allowance for credit losses as a % of serviced loans......................     4.6     3.1     3.2

Net Charge-offs as a % of Average Combined Serviced Loans(2):
     Mortgage Loans.......................................................................     0.1     0.6     0.8
          Total net charge-offs as a % of total serviced loans............................     0.1     0.6     0.8

Loans Receivable Past Due 30 Days or More as a % of Combined Serviced Loans(1):
     Mortgage Loans.......................................................................     7.5     7.5    12.4
     Small business loans.................................................................    84.3    33.4    55.3
          Total loans receivable past due 30 days or more as a % of total serviced
             loans........................................................................    10.2     7.3    13.5

Total Allowance for Credit Losses as a % of Combined Serviced Loans Past Due 90
   Days or More(1)........................................................................    62.3%   29.0%   23.9%

 (1) For purposes of these calculations, combined serviced loans represents all loans for which the Company bears credit risk, and includes all portfolio Mortgage Loans and securitized loans, and the Small Business Loans.
(2) Average serviced loans have been determined by using beginning and ending balances for the period presented.

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

                                                 CURRENT PRINCIPAL BALANCE
                   ---------------------------------------------------------------------------------------
MONTHS FROM POOL
    INCEPTION          1997-1         1997-2          1997-3         1997-4         1998-1         1999-1
----------------      ---------      --------        --------       --------       --------       --------
        1           $77,435,632    $120,860,326    $130,917,899   $118,585,860    $62,726,105   $59,219,199
        2           $77,405,312    $120,119,653    $169,093,916   $118,061,792    $62,300,302   $57,977,700
        3           $76,709,417    $119,364,510    $168,182,957   $148,291,454    $61,609,815   $57,201,142
        4           $75,889,160    $118,965,905    $166,783,489   $146,880,279    $60,768,433   $56,168,578
        5           $75,395,969    $117,238,693    $165,608,534   $145,775,696    $59,347,948   $55,351,358
        6           $74,630,019    $115,870,168    $164,084,260   $144,465,651    $58,739,309   $54,561,477
        7           $73,149,957    $113,537,447    $161,880,416   $143,048,555    $57,829,352   $53,610,555
        8           $72,261,386    $112,100,397    $158,220,175   $140,482,698    $56,918,186   $52,592,079
        9           $71,342,842    $110,468,401    $155,854,981   $137,318,432    $55,894,240   $51,544,836
       10           $70,195,198    $107,887,242    $153,193,421   $134,991,772    $54,887,268   $50,557,441
       11           $68,981,147    $105,138,088    $148,382,102   $131,582,081    $53,817,889   $49,432,647
       12           $67,149,553    $102,142,062    $144,556,568   $129,029,429    $52,813,707   $48,605,367
       13           $65,705,603     $98,876,084    $140,265,621   $125,457,545    $51,834,618   $47,558,170
       14           $63,210,889     $95,394,444    $136,583,138   $121,706,895    $50,355,268   $46,337,600
       15           $60,052,314     $92,501,939    $133,252,925   $118,983,067    $49,261,441   $45,710,455
       16           $58,133,496     $89,402,897    $129,792,748   $116,012,173    $48,013,883   $45,288,892
       17           $56,900,372     $83,793,933    $127,118,396   $112,424,165    $46,682,595   $44,736,648
       18           $55,154,969     $81,637,626    $124,262,781   $109,695,150    $45,808,180   $44,334,435
       19           $50,852,179     $79,392,938    $119,512,141   $107,288,894    $44,422,122   $43,964,717
       20           $49,702,926     $77,843,648    $116,408,786   $104,842,028    $43,821,316   $43,417,008
       21           $48,629,373     $76,319,392    $113,506,699   $101,806,498    $42,973,221   $42,912,170
       22           $45,780,152     $74,512,970    $108,064,086    $98,013,963    $41,901,327   $42,230,852
       23           $44,612,888     $71,644,155    $104,734,353    $95,627,417    $41,054,409   $41,640,761
       24           $43,845,616     $69,074,182    $101,605,131    $92,702,818    $39,983,743   $40,798,143
       25           $42,879,623     $66,456,654     $98,057,107    $89,450,634    $38,501,039   $39,901,234
       26           $40,453,030     $63,909,211     $94,776,180    $87,745,088    $37,990,490   $39,022,122
       27           $38,939,475     $61,789,775     $91,621,984    $85,848,197    $37,156,755   $38,899,651
       28           $38,094,550     $59,776,201     $88,960,343    $83,961,093    $36,185,661   $37,285,192
       29           $37,287,522     $56,901,545     $87,513,930    $81,180,064    $35,520,835   $36,519,531
       30           $36,315,115     $55,673,168     $84,993,550    $79,358,028    $34,757,751   $35,492,829
       31           $35,921,142     $54,358,523     $82,761,581    $77,639,662    $33,935,509   $34,188,399
       32           $34,976,083     $53,498,302     $81,263,821    $76,476,892    $33,413,263   $33,581,860
       33           $33,841,626     $52,449,253     $79,413,800    $74,771,334    $32,816,210
       34           $33,114,404     $50,659,884     $77,515,749    $73,827,440    $32,271,294
       35           $32,042,753     $49,557,700     $75,640,670    $71,857,595    $31,663,893
       36           $31,308,902     $48,739,883     $74,138,736    $70,570,042    $31,339,108
       37           $30,544,226     $47,409,883     $73,172,980    $68,966,966    $30,363,309
       38           $30,042,212     $46,964,391     $72,502,513    $67,729,913    $29,701,033
       39           $29,441,691     $46,032,969     $71,078,320    $66,954,372    $28,841,968
       40           $28,874,422     $45,160,626     $69,847,023    $65,136,094    $28,398,206
       41           $28,026,177     $44,409,740     $68,779,193    $62,971,633    $27,910,951
       42           $27,865,131     $43,860,257     $67,685,042    $61,308,651    $26,743,877
       43           $27,319,610     $43,340,538     $66,026,900    $59,659,276    $26,271,331
       44           $26,768,456     $42,143,412     $65,031,394    $58,310,522    $26,126,570
       45           $26,284,168     $41,276,998     $63,069,395    $57,202,981    $25,780,934
       46           $25,754,675     $39,882,153     $62,254,811    $55,271,863    $24,935,521
       47           $25,534,819     $38,924,169     $60,530,303    $54,233,011
       48           $24,907,316     $38,002,769     $59,143,112    $53,465,915
       49           $24,310,283     $37,512,446     $57,779,250    $51,569,640
       50           $23,555,774     $36,704,664     $56,468,763
       51           $23,311,839     $35,643,925     $55,354,478
       52           $22,533,303     $34,715,449     $53,998,455
       53           $22,185,519     $33,974,185
       54           $21,755,311     $33,076,394
       55           $20,982,547     $32,219,346
       56           $20,436,365
       57           $20,148,565
       58           $19,532,318


                                          DELINQUENCIES > 30 DAYS PAST DUE
   MONTHS FROM POOL   -----------------------------------------------------------------------------------
       INCEPTION             1997-1        1997-2        1997-3         1997-4       1998-1      1999-1
   ----------------       ----------    ----------   ------------   -----------  -----------  -----------
            1                 $    0     $ 515,954      $ 609,201     $ 402,972     $ 44,600   $1,466,076
            2             $1,499,056    $1,631,017     $2,042,757    $2,132,028   $1,223,964   $3,134,425
            3             $1,931,761    $3,930,423     $4,498,266    $5,049,035   $2,013,525   $2,438,937
            4             $3,760,774    $5,399,569     $8,546,414    $7,290,097   $3,872,888   $2,434,471
            5             $5,220,385    $7,293,856    $12,337,604   $10,290,987   $3,825,651   $2,662,519
            6             $5,849,574    $9,790,732    $13,432,454   $13,459,369   $5,199,587   $2,804,957
            7             $6,777,962   $11,933,526    $15,076,729   $12,443,357   $6,248,301   $3,115,273
            8             $8,078,783   $12,484,893    $17,745,496   $13,861,088   $5,983,226   $3,351,500
            9             $8,528,559   $12,471,739    $18,099,411   $16,777,959   $6,591,674   $3,512,716
           10            $10,008,415   $11,304,455    $16,680,011   $19,050,239   $6,317,098   $3,579,689
           11            $10,728,125   $12,630,402    $18,929,917   $18,524,292   $5,701,474   $2,689,907
           12             $9,257,295   $14,540,910    $21,295,026   $18,470,254   $5,950,145   $3,084,083
           13             $9,578,031   $12,933,959    $22,303,472   $18,645,129   $5,705,994   $3,360,592
           14            $10,757,672   $12,674,148    $21,746,520   $17,059,730   $5,287,678   $3,540,638
           15             $9,401,614   $14,212,157    $23,240,338   $15,698,435   $6,297,465   $3,390,079
           16             $8,127,303   $14,386,886    $22,031,312   $16,318,099   $6,255,440   $4,398,425
           17             $8,227,263   $11,723,546    $19,672,481   $15,292,242   $6,342,927   $3,841,679
           18             $8,708,963   $11,171,133    $18,472,732   $15,132,124   $7,150,420   $3,757,618
           19             $7,349,210   $12,018,899    $18,243,184   $15,706,290   $6,380,174   $4,546,107
           20             $7,217,783   $11,810,332    $18,119,731   $16,301,760   $6,080,991   $3.954,210
           21             $7,120,727   $11,040,206    $18,038,082   $15,464,631   $6,103,461   $4,575,889
           22             $6,661,879   $10,286,947    $16,452,727   $14,333,343   $6,165,388   $4,478,405
           23             $6,511,325   $10,414,360    $16,055,129   $15,895,532   $5,571,022   $4,133,536
           24             $6,250,278    $8,906,082    $15,924,085   $14,232,856   $5,290,607   $4,078,963
           25             $6,276,717    $9,514,340    $15,482,673   $13,162,282   $4,817,659   $4,683,557
           26             $5,442,995    $8,806,693    $15,438,560   $12,180,657   $5,597,356   $4,306,053
           27             $4,900,780    $8,262,250    $14,301,848   $12,737,934   $4,386,742   $4,549,594
           28             $6,106,097    $8,642,371    $13,359,698   $11,694,987   $4,583,117   $5,084,297
           29             $4,982,511    $6,969,409    $13,659,548   $11,460,244   $4,045,655   $3,194,561
           30             $5,346,769    $7,939,953    $11,918,981   $10,909,001   $3,980,150   $4,467,069
           31             $5,756,594    $7,790,662    $10,833,705    $9,815,183   $4,018,994   $3,768,465
           32             $4,972,092    $6,957,167    $10,924,836    $9,618,960   $3,613,024   $3,692,501
           33             $4,995,142    $6,445,310    $10,766,050    $9,552,132   $3,496,246
           34             $4,944,931    $6,168,132     $8,884,739    $9,027,820   $3,172,976
           35             $3,900,531    $5,871,698     $8,549,661    $8,351,543   $3,197,470
           36             $3,884,396    $6,401,739     $9,144,434    $8,958,424   $3,368,240
           37             $3,242,843    $5,254,138     $8,807,168    $8,464,824   $2,877,919
           38             $3,266,679    $4,385,425     $8,035,129    $7,679,669   $2,993,149
           39             $3,322,549    $4,646,624     $8,446,342    $7,964,987   $2,922,684
           40             $2,622,995    $3,906,395     $8,315,750    $8,530,220   $3,295,930
           41             $2,956,319    $3,886,438     $7,997,811    $8,054,070   $3,174,244
           42             $3,227,518    $3,885,226     $7,933,292    $7,615,093   $3,792,083
           43             $3,076,141    $3,706,334     $6,919,987    $7,159,379   $3,194,561
           44             $2,727,918    $3,766,097     $6,322,597    $7,125,239   $3,382,609
           45             $2,644,450    $3,804,501     $6,668,240    $6,854,808   $3,131,746
           46             $2,550,625    $3,402,198     $6,764,444    $7,506,828   $3,074,022
           47             $2,409,035    $3,769,390     $6,361,953    $7,697,719
           48             $2,455,749    $2,922,138     $7,590,742    $6,913,025
           49             $2,129,385    $3,454,020     $7,228,286    $6,912,510
           50             $2,508,661    $3,109,449     $7,088,821
           51             $2,547,403    $3,740,080     $7,031,727
           52             $2,769,567    $3,241,154     $6,304,962
           53             $2,741,242    $3,248,915
           54             $3,132,623    $3,526,856
           55             $2,131,077    $3,222,200
           56             $1,963,250
           57             $1,922,310
           58             $2,201,229

     The principal balances and delinquency amounts include $5.4 million and $4.9 million of real estate acquired through foreclosure at December 31, 2001 and 2000, respectively.



       MONTHS FROM POOL INCEPTION             DELINQUENCIES > 30 DAYS PAST DUE AS A PERCENT OF CURRENT BALANCE
       --------------------------            -----------------------------------------------------------------
                                              1997-1   1997-2    1997-3   1997-4    1998-1    1999-1   AVERAGE
                                             --------  ------    ------   ------    ------    ------   -------
                   1                           0.00%    0.43%     0.47%    0.34%     0.07%     2.48%     0.63%
                   2                           1.94%    1.36%     1.21%    1.81%     1.96%     5.41%     2.28%
                   3                           2.52%    3.29%     2.67%    3.40%     3.27%     4.26%     3.24%
                   4                           4.96%    4.54%     5.12%    4.96%     6.37%     4.33%     5.05%
                   5                           6.92%    6.22%     7.45%    7.06%     6.45%     4.81%     6.49%
                   6                           7.84%    8.45%     8.19%    9.32%     8.85%     5.14%     7.96%
                   7                           9.27%   10.51%     9.31%    8.70%    10.80%     5.81%     9.07%
                   8                          11.18%   11.14%    11.22%    9.87%    10.51%     6.37%    10.05%
                   9                          11.95%   11.29%    11.61%   12.22%    11.79%     6.81%    10.95%
                   10                         14.26%   10.48%    10.89%   14.11%    11.51%     7.08%    11.39%
                   11                         15.55%   12.01%    12.76%   14.08%    10.59%     5.44%    11.74%
                   12                         13.79%   14.24%    14.73%   14.31%    11.27%     6.35%    12.45%
                   13                         14.58%   13.08%    15.90%   14.86%    11.01%     7.07%    12.75%
                   14                         17.02%   13.29%    15.92%   14.02%    10.50%     7.64%    13.07%
                   15                         15.66%   15.36%    17.44%   13.19%    12.78%     7.42%    13.64%
                   16                         13.98%   16.09%    16.97%   14.07%    13.03%     9.71%    13.98%
                   17                         14.46%   13.99%    15.48%   13.60%    13.59%     8.59%    13.29%
                   18                         15.79%   13.68%    14.87%   13.79%    15.61%     8.48%    13.70%
                   19                         14.45%   15.14%    15.26%   14.64%    14.36%    10.34%    14.03%
                   20                         14.52%   15.17%    15.57%   15.55%    13.88%     9.11%    13.97%
                   21                         14.64%   14.47%    15.89%   15.19%    14.20%    10.66%    12.40%
                   22                         14.55%   13.81%    15.22%   14.62%    14.71%    10.60%    13.92%
                   23                         14.60%   14.54%    15.33%   16.62%    13.57%     9.93%    14.10%
                   24                         14.26%   12.89%    15.67%   15.35%    13.23%    10.00%    13.57%
                   25                         14.64%   14.32%    15.79%   14.71%    12.51%    11.74%    13.95%
                   26                         13.46%   13.78%    16.29%   13.88%    14.73%    11.03%    13.86%
                   27                         12.59%   13.37%    15.61%   14.84%    11.81%    11.70%    13.32%
                   28                         16.03%   14.46%    15.02%   13.93%    12.67%    13.64%    14.29%
                   29                         13.36%   12.25%    15.61%   14.12%    11.39%     8.75%    12.58%
                   30                         14.72%   14.26%    14.02%   13.75%    11.45%    12.59%    13.47%
                   31                         16.03%   14.33%    13.09%   12.64%    11.84%    11.02%    13.16%
                   32                         14.22%   13.00%    13.44%   12.58%    10.81%    11.00%    12.51%
                   33                         14.76%   12.29%    13.56%   12.78%    10.65%              10.67%
                   34                         14.93%   12.18%    11.46%   12.23%     9.83%              10.11%
                   35                         12.17%   11.85%    11.30%   11.62%    10.10%               9.51%
                   36                         12.41%   13.13%    12.33%   12.69%    10.75%              10.22%
                   37                         10.62%   11.08%    12.04%   12.27%     9.48%               9.25%
                   38                         10.87%    9.34%    11.08%   11.34%    10.08%               8.79%
                   39                         11.29%   10.09%    11.88%   11.90%    10.13%               9.22%
                   40                          9.08%    8.65%    11.91%   13.10%    11.61%               9.06%
                   41                         10.55%    8.75%    11.63%   12.79%    11.37%               9.18%
                   42                         11.58%    8.86%    11.72%   12.42%    14.18%               9.79%
                   43                         11.26%    8.55%    10.48%   12.00%    12.16%               9.08%
                   44                         10.19%   8.94%      9.72%   12.22%    12.95%               9.00%
                   45                         10.06%   9.22%     10.57%   11.98%    12.15%               9.00%
                   46                          9.90%    8.53%    10.87%   13.58%    12.33%               9.20%
                   47                          9.43%    9.68%    10.51%   14.19%                         7.30%
                   48                          9.86%    7.69%    12.83%   12.93%                         7.22%
                   49                          8.76%    9.21%    12.51%   13.40%                         7.31%
                   50                         10.65%    8.47%    12.55%                                  5.28%
                   51                         10.93%   10.49%    12.70%                                  5.69%
                   52                         12.29%    9.34%    11.68%                                  5.55%
                   53                         12.36%    9.56%                                            3.65%
                   54                         14.40%   10.66%                                            4.18%
                   55                         10.16%   10.00%                                            3.36%
                   56                          9.61%                                                     1.60%
                   57                          9.54%                                                     1.59%
                   58                         11.27%                                                     1.88%
          Actual Historical Life to
           Date Prepayment Speed               22.3%    24.1%     22.4%    20.6%     18.7%  15.9%        18.9%


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans in 2001 than were originated in 2001, and as a result of its operating loss, the Company experienced a negative cash flow from operating activities in 2001 of $37.0 million. At December 31, 2001, the Company had a shareholders' deficit of $84.1 million. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) cash borrowed under its credit facilities, and (vii) proceeds from CII Notes and Debentures.

     The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize seasoned first and second mortgages in 2001 and 2000, and conducted whole loan sales for the majority of the mortgages. Currently the Company plans to conduct a combination of securitizations and whole loan sales throughout 2002. This strategy is designed to maximize liquidity and profitability. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation.

     The table below summarizes cash flows provided by and used in operating activities:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                              2001        2000        1999
                                                                          ----------- -------------- ------
                                                                                    (IN THOUSANDS)
Operating Cash Income:
     Servicing fees received and excess cash flow from securitization
        trusts...........................................................     $14,459    $11,594      $15,622
     Interest received...................................................       7,839     11,799        9,475
     Cash gain on sale of loans..........................................      12,807      9,801        6,477
     Cash loan origination fees received.................................      27,143     19,480        4,841
     Other cash income...................................................         735      1,354        1,609
                                                                          -------------------------------------
          Total operating cash income....................................      62,983     54,028       38,024
Operating Cash Expenses:
     Securitization costs................................................         --         --          (593)
     Cash operating expenses.............................................     (69,305)   (56,831)     (37,456)
     Interest paid.......................................................     (20,863)   (17,895)     (18,691)
     Taxes refunds / (paid)..............................................         158       (175)        (278)
                                                                          -------------------------------------
          Total operating cash expenses..................................     (90,010)   (74,901)     (57,018)
     Cash (deficit) due to operating cash income and expenses............     (27,027)   (20,873)     (18,994)
Other Cash Flows:
     Cash used in other payables and receivables.........................     (14,779)   (33,671)      (7,741)
     Cash provided by (used in) loans held for sale......................       4,814     (8,177)      33,951
                                                                          -------------------------------------
          Net cash provided by (used in) operating activities............   $ (36,992) $ (62,721)      $7,216
                                                                          =====================================

     Cash and cash equivalents were $26.4 million at December 31, 2001, $3.7 million at December 31, 2000, and $26.0 million at December 31, 1999. Cash used in operating activities was $37.0 million for the year ended December 31, 2001, compared to cash used in operating activities of $62.7 million for the year ended December 31, 2000. Cash provided by investing activities was $0.1 million for the year ended December 31, 2001, compared to cash provided by investing activities of $44.8 million for the year ended December 31, 2000, and cash provided by financing activities was $59.6 million for the year ended December 31, 2001, compared to cash used by financing activities of $4.4 million for the year ended December 31, 2000. The decrease in cash used in operations was due principally to a higher number of loans originated than sold and securitized in 2001, along with the operating loss being reduced. Cash used in investing activities was primarily from the purchase of additional equipment for the new production centers opened in 2001. The increase in cash provided by financing activities was due principally to the increase in CII deposits by its investors.

     HGI has a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household"). The facility bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. All of the Company's subsidiaries are guarantors under the agreement. During 2000 and 2001, amendment and forbearance agreements were executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default. The outstanding balance under the Household line of credit was $4.3 million at December 31, 2001. The Company secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. The lender may terminate its forbearance on thirty days notice. Based on the outstanding borrowings under the line of credit of $4.3 million, the Company had $10.7 million of immediate availability under this agreement at December 31, 2001. The credit facility contains a covenant that prohibits the Company from paying dividends or making distributions with respect to its capital stock other than dividends payable solely in its capital stock and dividends required to be paid with respect to the Company's Series A Non-Convertible Preferred Stock pursuant to the terms and provisions thereof.

     HGI has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $2 million collateral deposit. Provident holds a security interest in the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002. At December 31, 2001, the balance of funded loans on the line was $8.3 million, and these loans were all sub-serviced by Provident.

     HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.5%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $12.3 million at December 31, 2001. The Company has guaranteed the obligations of HGI under the Impac credit agreement. At December 31, 2001, the balance of funded loans on the line was $12.3 million.

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

     During 1997, the Company sold $125.0 million in aggregate principal amount of 10 3/4% Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $5.0 million, $0.9 million, and $74.5 million in face amount of its senior notes in 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, $6.2 million and $11.2 million, respectively, in aggregate principal amount of Senior Notes were outstanding. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the deletion of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to amend the original Indenture, consequently, as of November 2001, most of the restrictive covenants in the original Indenture no longer exist.

     CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of
1933, as amended (the "Securities Act"). At December 31, 2001, CII had an aggregate of $200.9 million of investor notes outstanding bearing a weighted average interest rate of 8.17%, and an aggregate of $30.1 million of subordinated debentures bearing a weighted average interest rate of 6.00%. The investor notes and subordinated debentures are subordinate in priority to the warehouse lines. Maturities of the CII Notes and debentures generally range from one to two years.

     Shareholders' equity decreased in 2001 by $73.6 million to a $84.1 million deficit at December 31, 2001, from a $10.8 million deficit at December 31, 2000. During 2000, stockholders equity decreased $18.7 million from $7.8 million at December 31, 1999. The principal reason for the change to shareholders' equity is the net income (loss) recognized in the respective years.


GOING CONCERN

      HGFN has sustained substantial operating losses in recent years and has a shareholders' deficit of $84.1 million at December 31, 2001. These losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. Although the losses have continued through 2001, the new manangement team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     o    Opening seven  additional  production  facilities  since first quarter
          2000;
     o    Strengthening the depth of experienced production center managers;
     o    Increasing  the number of loan  officers  from 135 to 240 since  early
          2001;
     o Initiating a "conforming loan" product in early 2001 to utilize higher credit leads which were previously wasted;
     o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
     o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
     o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
     o Improving ability to fund higher volumes of loan originations by increasing warehouse lines of credit and utilizing available cash to fund loan originations;
     o Negotiating joint ventures to realize revenue from title-related fees on current production; and
     o    Reducing non-core operating and general overhead.

      In addition, HGFN has considered the divestiture of its retail mortgage origination division. Recent independent valuations have valued the division at between $135 million and $170 million. HGFN management may pursue potential acquirers for the division, but will continue to operate and grow the division until and if it is sold.

      The recurring losses and deficit equity of HGFN raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern.

LOAN SALES AND SECURITIZATIONS

     The Company sells or securitizes substantially all of its loans. The Company sells on a whole loan basis a significant amount of its Mortgage Loans (servicing released), including substantially all of its Mortgage Loans secured by second liens, principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the second lien Mortgage Loans. However, no assurance can be given that the second lien Mortgage Loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. At December 31, 2001 and 2000, the Company had retained $5.7 million and $17.1 million, respectively, of second lien Mortgage Loans on its balance sheet. During 2001, 2000, and 1999, the Company sold $629.5 million, $517.3 million, and $220.4 million, respectively, of Mortgage Loans.

     Although securitizations provide liquidity, the Company has utilized securitizations principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts. These subordinate residual securities totaled $49.3 million, net of allowances, at December 31, 2001.

     The  first,  second  and  third   securitizations  of  1997  and  the  1998
securitization are structured as real estate mortgage investment conduits ("REMIC's"). The fourth quarter 1997 securitization utilized a real estate investment trust ("REIT"). This allows sales treatment for financial reporting purposes, but debt treatment for tax purposes. Accordingly, this structure eliminates current taxes payable on the book gain, while maintaining the structural efficiency of tranching, previously only available through a REMIC transaction. Additionally, under this structure, the Company has distributed ..46% ownership in the REIT to a certain class of current and former employees,
with  an   initial   value  of   approximately   $62,000.   The  2000  and  2001
securitizations are "Owners' Trusts", another structure which allows sales treatment for financial reporting purposes, but debt treatment for tax purposes.

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

     In August 2000, the Company exceeded the twelve-month rolling loss trigger in the 1998 securitization pool which resulted in the monthly cash flow of this pool (approximately $70,000 per month) being retained by the trustee rather than being paid to the Company. In December of 2001, the performance of this pool returned to a point below the required trigger, and cash flow back to the Company resumed.

     In September 2001, the Company exceeded the three-month average delinquency trigger in the 1997-1 securitization pool which resulted in the monthly cash flow of this pool (approximately $60,000 per month) being retained by the trustee rather than being paid to the Company. In December of 2001 the performance of this pool returned to a point below the required trigger, and cash flow back to the Company resumed.

     In December 2001, the Company exceeded the twelve-month rolling loss trigger in the 1999 securitization pool which resulted in the monthly cash flow of this pool (approximately $80,000 per month) being retained by the trustee rather than being paid to the Company. If the Company returns performance of this pool to a point below the required trigger, the return of cash flow back to the Company will resume.

     The Company sold its servicing rights under the 2001 and 2000 securitizations because the price paid by the independent third party servicer resulted in a higher realized gain than if the servicing rights had not been sold. Consequently, the residual interests related to these two pools are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance. These residual interests represent the Company's estimate of market value. Market value determination includes an estimate of credit losses, based on anticipated performance of the securitized loans in the portfolio. During 2001, the Company increased the valuation reserve $7.1 million for anticipated future losses related to these pools. This valuation adjustment is included in the fair market value adjustment on residual receivables in the accompanying consolidated statement of operations. Management reviews the allowance on an ongoing basis and believes the valuation reserve is sufficient to cover future losses.

     The original certificate balance of the 2001-5 securitization trust totaled $9,994,196. The Company's share of the original certificate balances was $3,498,196. The average stated principal balance is $52,273 for the 2001-5 pool. The annual servicing fee is 0.50% for the 2001-5, and the trustee fee is 0.05%.

     The original certificate balances for the 2000 securitizations totaled $64,330,194. The 2000-4 trust had an original certificate balance of $41,473,722 with the Company's share of the original certificate balances being $12,047,487. The 2000-5 trust had an original certificate balance of $22,856,471 with the Company's share of the original certificate balances being $5,142,707. The average stated principal balances are $54,734 and $47,105 for pools 2000-4 and 2000-5, respectively. The annual servicing fees are 0.58% and 0.50% for 2000-4 and 2000-5, respectively, and the trustee fee is .05%.

     Interest income is allocated to the bondholders based on the certificate balances. At December 31, 2001, the weighted average pass through rate to bondholders is 9.75%, 11.13%, and 11.84% for the 2001-5, 2000-4, and 2000-5
pools respectively. The Company will not receive its share of principal distribution until three years from the time of the transaction. After three years, principal distribution will be received if the portfolios meet certain performance requirements. Although the Company is a certificate holder, its share of the principal balance is reduced by all losses incurred by the pools. The estimated cumulative losses as a percent of the unpaid principal balance at December 31, 2001 are 10.5%, 19%, and 10% for the 2001-5, 2000-4, and 2000-5
pools. These estimated loss rates are used in estimating the market value of the Company's residual interest.

     At December 31, 2001, the 2001-5 trust had an outstanding principal balance of $8,905,216 with the Company's certificate share being $2,560,921, net of a reserve of $937,274. The 2000-4 trust had outstanding principal balances of $29,546,745 with the Company's certificate share being $4,269,805, net of a reserve of $5,613,000. The 2000-5 trust had outstanding principal balances of $17,811,931 with the Company's certificate share being $2,793,234, net of a reserve of $1,839,725.

     The Company retains the right to service loans it securitizes except for the 2000 and 2001 securitizations. Fees for servicing loans are based on a stipulated percentage (generally 0.50% per annum) of the unpaid principal balance of the associated loans. Other than the 2000 and 2001 securitizations, the Company has recognized a servicing asset in addition to its gain on sale of loans.

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

     The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitization pools it services as of December 31, 2001:

                                                 1997-1        1997-2        1997-3         1997-4        1998-1         1999-1
                                               ------------------------------------------------------------------------------------
Outstanding balance of loans securitized (1)   $19,532,318   $32,219,346   $53,998,455    $51,569,640   $24,935,521    $33,581,860
Average stated principal balance                    54,408        50,186        60,333         58,535        58,125         43,898
Weighted average coupon on loans                    10.76%        10.62%        11.01%         10.79%        10.73%         10.90%
Weighted  average  remaining  term to stated      157 mths      153 mths      158 mths       162 mths      180 mths       183 mths
maturity
Weighted average LTV                                   74%           69%           73%            73%           73%            69%
Percentage of first mortgage loans                    100%          100%          100%           100%          100%         81.22%
Weighted   average   pass-through   rate  to         7.66%         7.21%         7.10%          6.76%         6.70%          6.84%
bondholders
Assumed annual losses                                0.20%         0.18%         0.26%          0.36%         0.39%          0.49%
Remaining ramp period for losses                    0 Mths        0 Mths        0 Mths         0 Mths        0 Mths         0 Mths
Assumed cumulative losses as a % of UPB              1.90%         1.87%         1.79%          1.80%         1.79%          2.34%
Annual servicing fee                                 0.50%         0.50%         0.50%          0.50%         0.50%          0.56%
Servicing asset                                      0.10%         0.10%         0.10%          0.10%         0.10%          0.10%
Discount rate applied to cash flow after
   Over  collateralization                             12%           12%           12%            12%           12%            12%
Prepayment speed:
   Initial CPR (2)                                   0 CPR         0 CPR         0 CPR          0 CPR         0 CPR         22 HEP
   Peak CPR (2)                                     26 CPR        26 CPR        26 CPR         26 CPR        26 CPR         22 HEP
   Tail CPR (2)                                  24/22 CPR     24/22 CPR     24/22 CPR      24/22 CPR     24/22 CPR         22 HEP
   CPR ramp period (2)                             12 mths       12 mths       12 mths        12 mths       12 mths         22 HEP
   CPR peak period (2)                             24 mths       24 mths       24 mths        24 mths       24 mths         22 HEP
   CPR tail begins (2)                          37/49 mths     37/49mths    37/49 mths     37/49 mths    37/49 mths         22 HEP
Annual wrap fee and trustee fee                     0.285%        0.205%        0.195%         0.185%        0.185%         0.265%
Initial overcollateralization required (3)           3.25%            --            --             --            --           9.5%
Final overcollateralization required (3)              6.5%         3.75%         3.75%          3.75%         3.75%          13.5%

(1) The aggregate amount securitized is $215,837,139 including $5,478,073 of real estate acquired through foreclosure.
(2) CPR represents an industry standard of calculating prepayment speeds and refers to Constant Prepayment Rate. For its first five securitization pools, the Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. For the 1999-1 transaction the Company uses a 22 HEP (Home Equity Prepayment) curve. This curve, developed by Prudential Securities, ramps to the terminal CPR (in this case, 22%) over ten months and then remains constant for the life of the pool.
(3) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

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

     At December 31, 2001 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows:

                                                                       LOANS
                                                                       -----
                                                          (DOLLARS IN THOUSANDS)

     Carrying amount/fair value of retained interests............       $ 39,646
     Weighted-average life (in years)............................          4.167
     Prepayment speed assumption (annual rate)...................      20% - 22%
               Impact on fair value of 5% adverse change.........       $    224
               Impact on fair value of 10% adverse change........       $    448
     Expected credit losses (annual rate)........................          39.8%
               Impact on fair value of 5% adverse change.........       $     45
               Impact on fair value of 10% adverse change........       $     91
     Residual cash flows discount rate (annual)..................            12%
               Impact on fair value of 5% adverse change.........       $    441
               Impact on fair value of 10% adverse change........       $    883

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

TAX CONSIDERATIONS

     As a result of operating losses incurred by the Company, the Company has net operating losses ("NOL") that can be used to offset future earnings. Federal tax laws provide that NOL carryforwards are restricted or eliminated upon certain changes of control. Applicable federal tax laws provide that a 50% "change of control," which is calculated over a rolling three-year period, would cause the loss of substantially all of the NOL. The Company believes its maximum cumulative change of control during the relevant three-year period was less than 50%.

     The loss for the year includes a $22 million increase in the valuation allowance for its deferred tax asset. Although the Company expects to utilize its NOL carryforwards, the valuation allowance was established in accordance with Statement of Financial Accounting Standards No. 109. This adjustment was a non-cash transaction and had no effect on the Company's working capital. Total NOL carryforwards are now $143.8 million. Approximately $143.0 million does not begin to expire until 2007 and beyond.


HEDGING ACTIVITIES

     The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company's interest rate hedging strategy includes shorting interest rate futures and treasury forwards, and entering into interest-rate lock agreements. Since the interest rates on the Company's warehouse line of credit used to fund and acquire loans is variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no open hedging positions on December 31, 2001.


ACCOUNTING CONSIDERATIONS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 was not material to the Company.

      In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-then-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company believes a permanent impairment has occurred in certain of its securitized assets as of December 31, 2001. (See Note 5.)

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2001, the Company did not participate in any business combinations.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not completed its evaluation of the effect this statement will have on the financial position of the Company.

      In July 2001, The SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". This SAB clearly defines the required development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company believes that it is in compliance with SAB No. 102 as of December 31, 2001.

     Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

IMPACT OF INFLATION

     Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate and purchase loans and affect the mix of first and second-lien Mortgage Loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and residual receivables have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and residual receivables, adversely impacting earnings. Fluctuating interest rates may also affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse lines of credit.

ITEM 7.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

      The Company's market risk arises primarily from interest rate risk inherent in its mortgage lending, its holding of residual receivables, and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely affect net market values and net interest income. The Company does not maintain a trading account, nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines.

      While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no significant open hedging positions at December 31, 2001.

      The majority of the loans originated are sold through loan sale strategies in an attempt to limit exposure to interest rate risk as well as generate cash revenues. The Company's strategy for 2002 is to sell a substantial portion of the current month's production in the following month. Interest rates on the Company's loan funding warehouse lines of credit are variable and the rates charged on loans originated are fixed. Therefore, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company.

      The residual receivables originating from prior securitizations do not have a direct interest rate risk. The sale of loans in a securitized transaction generally fixes the spread between the interest rates paid by borrowers and the interest rates paid to investors. However, a significant reduction in market rates could accelerate the prepayment speed on loans held in the various securitized mortgage pools. An acceleration of prepayment on loans held in the securitized pools would have a negative impact on the carrying value of the residual assets. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been at historical lows in the last twelve months, but have yet to do so, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished.

      The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor savings portfolios. The rates offered on the investor portfolios have not historically moved with changes in market rates.

     The Company used "Simulation Analysis" in 1999 and 2000 to measure the interest rate sensitivity of earnings. This type of analysis assumes a base line interest rate with parallel shift changes in the market interest rates. For 2001, Management has elected to use "Gap Position" to monitor the timing differences between interest earning assets and interest bearing liabilities. This approach is a static representation of the Company's balance sheet items that are most likely to be affected by a change in interest rates. Management believes the "Gap Position" analysis provides a more detailed breakdown of the Company's interest rate risk. The "Gap Position" also adds a time dimension to the balance sheet items that are sensitive to market rate. Both the "Simulation Analysis" and Gap Position" methods are provided below.

     As a result of the Company's interest rate position, a 100 basis point immediate increase in interest rates would have had a negative impact on projected net loss of approximately $942,000 and $3.3 million, computed for the year ending December 31, 2001, and the year ending December 31, 2000, respectively. A significant portion of this impact relates to a reduction in the anticipated sale premiums on loans being held for sale as well as higher interest expense on the warehouse line of credit, partially offset by an increase in interest earned on short term investments.

     An immediate reduction of 100 basis points in market rates would result in a positive impact on projected net loss of approximately $817,000 and $2.1 million for the year ending December 31, 2001, and the year ending December 31, 2000, respectively. This impact is related to higher gains from the sale of loans, which is the primary reason for the positive impact on projected earnings under the same interest rate scenario, and a decrease in interest paid on warehouse lines of credit, partially offset by the assumption that prepayment speeds on the securitization pools would increase approximately ten percent if market interest rates declined by 100 basis points. The Company no longer believes, in the absence of other external factors, that it would experience an increase in prepayment speeds if market rates declined by 100 basis points due to the "burn-out" principal. In other words, since the borrowers have already had several opportunities to refinance because rates have been 100 basis points lower in the last twelve months, but have not, the likelihood of the remaining borrowers prepaying given further interest rate reductions is diminished. The Company assumes that it would not experience a significant benefit from a reduction in the rates paid on investor notes. The rates offered on the investor notes have not historically moved with changes in market rates

     Although it is the intent of the Company to sell new loans within one month of origination, we have used the contractually scheduled maturity dates of loans for purposes of this analysis in an effort to more conservatively display the interest rate risk of the Company. Profitability could be affected by changes in market interest rates. If the Company were to hold a significant portion of its funded loans long-term, profitability would be adversely affected as interest rates rise and positively affected as interest rates decline because our loans earn a fixed rate of interest while our funding sources bear variable interest. The Company's practice of selling loans as soon as possible after origination limits the interest rate risk. If the Company's ability to sell loans on a timely basis is impaired, the interest rate risk will increase.

     The gap table below shows the one-year gap was a negative 54.38% of total assets at December 31, 2001. The Company expects to remain in a negative gap position as presented in the table because the contractual maturities of loans originated in the mortgage industry are always greater than one year and we have shorter-term contractual obligations with our investor savings relationships. The fact that we sell most of our loans within one year reduces the actual exposure of this interest rate risk. Also, the one- and two-year contractual relationships with our investor savings products have historically rolled over into another one- or two-year product at the time of maturity. The Company expects to maintain all or most of the investor savings relationships for periods significantly longer than two years.


     GAP POSITION ANALYSIS
      DECEMBER 31, 2001

                                                                                               THREE TO FOUR     MORE THAN
 PRINCIPAL BALANCES OF BALANCE SHEET          TOTAL          ONE YEAR OR      TWO YEARS           YEARS         FOUR YEARS
                ITEMS                                           LESS
---------------------------------------  ----------------  --------------------------------- ----------------------------------

 Interest Earning Assets:

 Loans held for sale (1)                    $     51,805     $         -       $         -      $         -      $   51,805
      Average Interest Rate                        9.23%                                                               9.23%

 Cash and other                             $     26,352     $    26,352       $         -      $         -      $       -
      Average Interest Rate                        2.37%           2.37%

 Residual receivable (2)                    $     60,419     $    28,296       $      4,154     $     24,471     $    3,498
      Average Interest Rate                        7.80%           7.80%              6.30%            5.00%           3.70%
                                         ----------------  --------------  ----------------- ----------------   ---------------
       Total interest earning assets        $    138,576     $    54,648       $      4,154     $     24,471     $   55,303
                                                           ==============  ================= ================   ===============

 Allowance for credit losses                $    (5,851)
 Deferred loan fees                         $    (1,215)
 Allowance for loss on residual receivable  $   (11,149)
 Property and equipment, net                $     19,941
 Other                                      $     47,180
                                         ----------------
 Total assets                               $    187,482
                                         ================


 Interest Bearing Liabilities:
 Revolving warehouse lines of credit        $     24,933     $    24,933        $         -      $         -     $        -

     Average Interest Rate                         6.75%           6.75%
 Investor savings debentures                $    231,103     $   139,174       $     91,929      $         -     $        -

    Average Interest Rate                          8.12%           7.46%              8.23%
 Senior unsecured debt - bonds              $      6,250       $       -       $      6,250      $         -     $        -

                                                  10.75%          10.75%             10.75%
                                         ----------------  --------------  ----------------- ----------------   ---------------
      Total interest bearing liabilities    $    262,286     $   164,107       $     98,179      $         -     $        -
                                                           ==============  ================= ================   ===============

 Non-interest bearing liabilities           $      9,322
                                         ----------------
 Total Liabilities                          $    271,608

 Shareholder's Deficit                      $    (84,126)
                                         ----------------
 Total   Liabilities  and  Shareholder's    $    187,482
    Deficit
                                         ================

 Maturity / repricing gap                                   $  (109,459)     $     (94,025)    $      24,471     $      55,303
                                                           ==============  ================= ================   ===============

 Cumulative gap                                             $  (109,459)     $    (203,484)   $    (179,013)     $    (123,710)
                                                           ==============  ================= ================   ===============

 As percent of total assets                                      -54.38%           -108.54%          -95.48%            -65.99%

 Ratio of cumulative interest earning assets                       0.33               0.22             0.32               0.53
    To cumulative interest bearing liabilities

 (1) Loans shown gross of allowance  for loan losses,  net of premiums /
     discounts.
 (2) Residual   receivable   shown  gross  of  allowance  for  loss  in
     receivable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            HOMEGOLD FINANCIAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

  Independent Auditors' Report....................................


Audited Consolidated Financial Statements
     Consolidated Balance Sheets..................................
     Consolidated Statements of Operations........................
     Consolidated Statements of Shareholders' Deficit.............
     Consolidated Statements of Cash Flows........................
     Notes to Consolidated Financial Statements...................

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
HomeGold Financial, Inc. and Subsidiaries
Greenville, South Carolina

     We have audited the accompanying consolidated balance sheets of HomeGold Financial, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeGold Financial, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has recurring operating losses and has a shareholders' deficit of approximately $84 million at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The plans of Management in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ELLIOTT DAVIS, LLC
Greenville, South Carolina
April 8, 2002


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                              ------------------
                                                                                                 2001      2000
                                                                                              ---------  -------
                                                                                                 (IN THOUSANDS,
                                                                                               EXCEPT SHARE DATA)
ASSETS
Cash and cash equivalents....................................................................  $ 26,352   $ 3,691
Restricted cash..............................................................................     7,345     5,066
Loans receivable.............................................................................    51,805    58,483
    Less allowance for credit losses.........................................................    (5,851)   (4,652)
    Less deferred loan fees..................................................................    (1,215)   (2,339)
    Plus deferred loan costs.................................................................        --       207
                                                                                              --------- ---------
      Net loans receivable...................................................................    44,739    51,699
Income taxes receivable......................................................................       596       318
Accrued interest receivable..................................................................     1,987     1,817
Other receivables............................................................................     9,608    11,497
Residual receivables, net....................................................................    49,270    58,877
Property and equipment, net..................................................................    19,941    21,430
Real estate owned (REO) and personal property acquired through foreclosure...................       603     1,281
Goodwill, net of accumulated amortization of $3,110 in 2001 and $1,712 in 2000...............    18,225    19,623
Debt origination costs.......................................................................        90       221
Deferred income tax asset, net...............................................................        --    22,000
Servicing asset..............................................................................       563       703
Prepaid advertising and other assets.........................................................     8,163     3,798
                                                                                              --------- ---------
TOTAL ASSETS................................................................................  $ 187,482 $ 202,021
                                                                                              ========= =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES:
  Revolving warehouse lines of credit........................................................   $24,933   $26,951
  Notes payable to banks.....................................................................       688     2,352
  Investor savings:
    Notes payable to investors...............................................................   200,978   146,087
    Subordinated debentures..................................................................    30,125    19,117
                                                                                              --------- ---------
      Total investor savings.................................................................   231,103   165,204
  Senior unsecured debt......................................................................     6,250    11,214
  Accounts payable and accrued liabilities...................................................     6,210     4,637
  Remittances payable........................................................................     1,186     1,201
  Income taxes payable.......................................................................       555       347
  Accrued interest payable...................................................................       683       938
                                                                                              --------- ---------
      Total other liabilities................................................................     8,634     7,123
                                                                                              --------- ---------
Total liabilities............................................................................   271,608   212,844
MINORITY INTEREST............................................................................        --         5
COMMITMENTS AND CONTINGENCIES, Notes 2, 3, 5, 9, 11, 12, 22 and 26 SHAREHOLDERS'
DEFICIT:
  Preferred stock, par value $1.00 per share, authorized 20,000,000 shares, issued and
     outstanding 10,000,000 shares ..........................................................    10,000    10,000
  Common stock, par value $.001 per share, authorized 100,000,000 shares, issued and outstanding  16,912,594 shares at December 31, 2001 and 16,810,149 shares at
     December 31, 2000.......................................................................        17        17
  Capital in excess of par value.............................................................    46,659    46,643
  Note receivable from shareholder...........................................................    (5,700)   (5,985)
  Accumulated deficit........................................................................  (135,102)  (61,503)
                                                                                              --------- ---------
      Total shareholders' deficit............................................................   (84,126)  (10,828)
                                                                                              --------- ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT..................................................  $187,482 $ 202,021
                                                                                              ========= =========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                             2001        2000        1999
                                                                        ------------ ---------- ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES:
   Interest income..................................................    $    8,009    $  12,192    $  8,286
   Servicing income.................................................         4,268        7,397       9,813
   Gain on sale of loans:
     Gross gain on sale of loans....................................        12,807        9,801       6,216
     Loan fees, net.................................................        22,013       16,430       3,313
                                                                      ------------   ----------    --------
          Total gain on sale of loans...............................        34,820       26,231       9,529
   Other revenues...................................................         1,267        1,735       1,609
                                                                      ------------   ----------    --------
          Total revenues............................................        48,364       47,555      29,237
                                                                      ------------   ----------    --------
EXPENSES:
   Interest  . .....................................................        20,609       19,448      16,338
   Provision for credit losses......................................         2,883        3,159       3,339
   Costs on real estate owned and defaulted loans...................         1,419        3,451       3,018
   Fair market value adjustment on residual receivables.............        10,490        2,279       3,327
   Salaries, wages and employee benefits............................        37,595       29,116      20,359
   Business development costs.......................................         9,169        8,615       4,804
   Restructuring charges............................................           873        1,469         --
   Other general and administrative expense.........................        18,419       19,861      13,123
                                                                      ------------   ----------    --------
          Total expenses............................................       101,457       87,398      64,308
                                                                      ------------   ----------    --------
          Loss before income taxes, minority interest and
             extraordinary item.....................................       (53,093)     (39,843)    (35,071)
Provision (benefit) for income taxes................................         22,524      (9,456)     (7,394)
                                                                      -------------  ----------    ---------
          Loss before minority interest and extraordinary item......       (75,617)     (30,387)    (27,677)
Minority interest in (earnings) loss of subsidiaries................            (4)          (4)         (8)
                                                                      -------------  -----------   ---------
          Loss before extraordinary item............................       (75,621)     (30,391)    (27,685)
Extraordinary item--gain on extinguishment of debt, net of $0 tax....        2,022          579       29,500
                                                                      ------------   ----------    ---------
          Net income (loss).........................................   $   (73,599)   $ (29,812)    $  1,815
                                                                      ============   ==========    =========
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Loss before extraordinary item...................................   $     (4.48)   $   (2.10)    $ (2.78)
   Extraordinary item, net of taxes.................................           .12          .04        2.96
                                                                      ------------   ----------    --------
   Net income (loss)................................................   $     (4.36)   $   (2.06)    $   .18
                                                                      ============   ==========    ========
Basic weighted average shares outstanding...........................    16,882,919   14,445,238   9,961,077
                                                                      ============   ==========   =========
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Loss before extraordinary item...................................   $     (4.48)   $   (2.10)    $ (2.78)
   Extraordinary item, net of tax...................................           .12          .04        2.96
                                                                      ------------   ----------   ---------
   Net income (loss)................................................   $     (4.36)   $   (2.06)    $   .18
                                                                      ============   ==========   =========
Diluted weighted average shares outstanding.........................    16,882,919   14,445,238   9,961,077
                                                                      ============   ==========   =========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                            COMMON STOCK    CAPITAL IN               NOTE                    TOTAL
                                        -------------------  EXCESS OF             RECEIVABLE             SHAREHOLDERS'
                                         SHARES                 PAR      PREFERRED    FROM     ACCUMULATED    EQUITY
                                         ISSUED      AMOUNT    VALUE       STOCK   SHAREHOLDER   DEFICIT    (DEFICIT)
                                         ------      ------ ----------   --------- ----------- ----------- ------------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AT DECEMBER 31, 1998........    9,733,374   $  486   $ 38,821     $   --   $  --    $   (33,506)   $  5,801
  Shares issued:
    Exercise of stock options.......        3,200      --           3         --      --            --            3
    Employee Stock Purchase Plan....      102,604        5         39         --      --            --           44
    Officer/Director Compensation...      310,783       16        165         --      --            --          181
    Other...........................         (332)      --         --         --      --            --          --
    Net income......................          --        --         --         --      --          1,815       1,815
                                       -----------  -------  --------     ------   ------   -----------   ---------

BALANCE AT DECEMBER 31, 1999........    10,149,629     507     39,028         --      --        (31,691)      7,844
  Change in par from $0.05 to $0.001         --       (490)       490         --      --            --          --
  Shares issued:
    Employee Stock Purchase Plan....      46,606         1         35         --      --            --           36
    Officer/Director Compensation...      61,540         3         45         --      --            --           48
    Share Cancellation..............    (228,570)      (11)        --         --      --            --          (11)
    Shares issued in HomeSense Merger   6,780,944        7      7,045         --      --            --        7,052
    Shares issued in HomeSense Merger        --        --          --     10,000      --            --       10,000
Note Receivable from Shareholder....         --        --          --         --   (5,985)          --       (5,985)
Net loss............................         --        --          --         --       --       (29,812)    (29,812)
                                        --------    ------   --------    -------  -------    ----------   ---------

BALANCE AT DECEMBER 31, 2000........    16,810,149      17     46,643     10,000   (5,985)      (61,503)    (10,828)
  Shares issued:
    Employee Stock Purchase Plan....       102,445     --          16         --      --            --           16
Payment on Note Receivable from              --        --          --         --      285           --          285
Shareholder.........................
Net loss............................         --        --          --         --      --        (73,599)    (73,599)
                                        ----------  ----     ------    --------- --------   -----------   ---------
BALANCE AT DECEMBER 31, 2001........    16,912,594  $   17   $ 46,659  $  10,000 $ (5,700)  $  (135,102)  $ (84,126)
                                        ==========  =======  ========  ========= ========   ===========   =========


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    2001        2000           1999
                                                                                  --------    ---------      --------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income (loss).........................................................     $ (73,599)   $ (29,812)     $ 1,815
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization...........................................          3,897       4,714        2,692
     Fair market value adjustment on residual receivables....................         10,490       2,279        3,327
     Provision (benefit) for deferred income taxes...........................         22,000     (10,000)      (7,849)
     Provision for credit losses on loans....................................          2,883       3,159        3,339
     Provision for losses on real estate owned...............................            638         952        2,665
     Gain on retirement of senior unsecured debt.............................         (2,022)       (579)     (29,500)
     Net decrease in deferred loan costs.....................................            479         239          442
     Net increase (decrease) in unearned discount and other deferred
        loan fees............................................................         (1,396)      1,609       (1,341)
     Loans originated with intent to sell....................................       (644,795)   (567,421)    (244,086)
     Proceeds from loans sold................................................        643,950     508,690      220,410
     Proceeds from securitization of loans...................................          6,399      50,554       59,630
     Other   . ..............................................................         (2,041)        652          731
     Changes in operating assets and liabilities decreasing
        cash ................................................................         (3,875)    (27,757)      (5,059)
                                                                                  ----------   ---------      -------
          Net cash provided by (used in) operating activities................        (36,992)    (62,721)       7,216
                                                                                  ----------   ---------      -------
INVESTING ACTIVITIES:
   Loans originated..........................................................         (6,890)       (345)        (762)
   Principal collections on loans not sold...................................          8,014      41,266       19,718
   Loans purchased for investment purposes...................................            --       (3,167)      (1,413)
   Purchase of REO and loans from securitization trusts......................            --       (2,978)     (10,476)
   Proceeds from sale of real estate owned and personal property acquired
     through foreclosure.....................................................          1,440      10,067        9,774
   Proceeds from sale of property and equipment..............................            732          54          235
   Purchase of property and equipment........................................         (3,219)       (164)        (532)
   Other  .  ................................................................            --          111          167
                                                                                  ----------   ---------     --------
          Net cash provided by investing activities..........................             77      44,844       16,711
                                                                                  ----------   ---------     --------
FINANCING ACTIVITIES:
   Advances on warehouse lines of credit.....................................        610,368     702,518      292,020
   Payments on warehouse lines of credit.....................................       (612,386)   (722,618)    (290,948)
   Payments on notes to banks................................................         (1,664)       (501)         --
   Net increase in notes payable to investors................................         54,891      19,022        8,479
   Net increase in subordinated debentures...................................         11,008       1,406          405
   Retirement of senior unsecured debt.......................................         (2,942)       (341)     (45,016)
   Proceeds from issuance of common stock....................................             16          73          229
   Note receivable from shareholder..........................................            285      (4,000)         --
                                                                                  ----------   ---------     --------
          Net cash provided by (used in) financing activities................         59,576      (4,441)     (34,831)
                                                                                  ----------   ---------     ---------
          Net increase (decrease) in cash and cash equivalents...............         22,661     (22,318)     (10,904)
CASH AND CASH EQUIVALENTS:
   Beginning of the year.....................................................          3,691      26,009       36,913
                                                                                  ----------   ---------     --------
   End of the year...........................................................      $  26,352    $  3,691     $ 26,009
                                                                                  ==========   =========     ========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITIES


BUSINESS

     HomeGold Financial, Inc. and its subsidiaries ("HGFN" or "the Company") are primarily engaged in the business of originating, selling, securitizing and servicing first and second-lien residential mortgage loan products and issuing notes payable and subordinated debentures to investors through its subsidiary, Carolina Investors, Inc. ("CII").

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

     On April 28, 2000, the shareholders of HGFN approved a merger agreement between HomeGold, Inc. ("HGI") and HomeSense Financial Corp. and affiliated companies (collectively "HomeSense"), a privately owned business, located in Lexington, South Carolina. HomeSense was a specialized mortgage company that originated and sold mortgage loans in the sub-prime mortgage industry, whose principal loan product was a debt consolidation loan, generally collateralized by a first lien on the borrower's home. HomeSense originated its loan volume through a direct retail branch network of eight offices, as well as through centrally provided telemarketing leads, direct mail, and television advertising.

     As of May 9, 2000, the effective date of the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock (par value $1 per share) for 100% of the outstanding stock of HomeSense. The merger was accounted for under the purchase method of accounting prescribed by generally accepted accounting principles. The transaction resulted in $19.0 million of goodwill. The results of operations of HomeSense are included in the accompanying financial statements from the date of the acquisition.


PREFERRED STOCK

     The Series "A" Non-convertible Preferred Stock was issued with a $1.00 par value in conjunction with the HomeSense merger and 10,000,000 shares are currently outstanding. Currently, no dividends are paid or accumulating on this stock. At the time the preferred stock was designated and issued, the Senior Debt agreement restricted the payments of any dividends. At any point in the future when the Senior Debt no longer exists an annual dividend of $0.08 per share may be paid on a quarterly basis. Upon any form of liquidation by HGFN, a distribution of $1.00 per share will have priority over HGFN Common Stock. There are no voting rights associated with the Preferred Stock and the Preferred Stock is not convertible to HomeGold Common Stock or any other securities.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarized unaudited pro forma financial information assumes the merger had occurred on January 1 of each year:

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                               -------------------
                                                 2000        1999
                                               --------   --------
                                                 (IN THOUSANDS)
Revenue...................................     $57,477    $53,045
Loss before extraordinary items...........     (30,585)   (29,574)
Net income (loss).........................     (30,006)     4,320
Basic loss per share of common stock......       (1.41)     (0.01)

     The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


CONSOLIDATION AND ESTIMATES

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries at December 31, 2001 were wholly-owned except for one special purpose corporation that is 99.54% owned. All significant intercompany items and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, and determination of the allowance for credit losses and valuation allowances on deferred tax assets.


RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

     In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions-credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value. Total mortgage loans securitized in 2001, 2000, and 1999 were $10.0 million, $64.3 million and $59.6 million, respectively.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company believes that it will continue to securitize, as well as whole loan sell, in 2002.


CASH AND CASH EQUIVALENTS

     The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2001, 2000, and 1999, the amounts maintained in the overnight investments in reverse repurchase agreements, which are not insured by the FDIC, totaled $24.9 million, $2.4 million and $25.4 million, respectively. These investments were collateralized by U. S. Government securities pledged by the banks.

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


RESTRICTED CASH

     The Company maintains an investment bank account that it considers the minimum balance requirement as restricted cash. The purpose of this account is overdraft protection and required as part of its primary banking relationship. Also, the Company assigned $6.3 million of certificates of deposit to its warehouse lenders to secure the Company's borrowings under a revolving warehouse credit agreement (see Note 9) and $1.0 million of certificates of deposit to secure the lease for two new office locations. These certificates of deposit are included as restricted cash in the financial statements.


LOANS RECEIVABLE AND INTEREST INCOME

     Loans receivable in 2001 and 2000 consist primarily of first and second lien residential mortgage loans. Non-refundable loan fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.

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

     Loans receivable held for sale are carried at the lower of aggregate cost or market. There was no allowance for market losses on loans receivable held for sale required at December 31, 2001 or 2000.


ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


ACCOUNTING FOR IMPAIRED LOANS

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an amendment of FASB Statement No. 114" to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


INVESTOR SAVINGS

     The Company issues notes payable and subordinated debentures through a subsidiary company, CII. The notes are fixed rate securities registered under the South Carolina Uniform Securities Act ("the Act"), and mature from one to two years from the date of issuance. The Company pays interest on the notes monthly, quarterly, or at maturity at the option of the investor. The Company also issues subordinated debentures under the Act, which mature one year from date of issuance and have an interest rate of 6.0%. See Note 11.


SENIOR DEBT

     The Company sold $125.0 million in aggregate principal amount of senior unsecured notes in 1997. The notes pay interest semi-annually at 10.75%, and mature September 15, 2004.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


ADVERTISING EXPENSE

     Advertising, promotional, and other business development costs are generally expensed as incurred except as noted herein. External costs incurred in producing media advertising are expensed the first time the advertising takes place. In 1997, the Company began using a direct mail marketing approach for its retail mortgage business. External costs related to direct mailings are capitalized in accordance with Statement of Position 93-7 and amortized over a twelve-month period. Total expenses recognized in 2001, 2000 and 1999 for direct mailings were approximately $9.2 million, $8.4 million and $4.4 million, respectively. The total amounts recorded as prepaid expenses on the balance sheet at December 31, 2001 and 2000 were approximately $6.6 million and $1.8 million, respectively.


INTEREST RATE RISK MANAGEMENT

     The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently does not hedge its loans held for sale. The Company's present strategy is to sell a substantial portion of the current months' production that is designated for whole-loan sales in the following month and the remaining loans in the subsequent month. Because the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company. There were no significant open hedging positions at December 31, 2001 or 2000.


EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     Earnings (loss) per share of common stock ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share". Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist stock options, which are computed using the treasury stock method. In 2001 and 2000, due to the Company's net operating loss, the common stock equivalents were not included in the diluted EPS calculation since their inclusion would be antidilutive.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT REPORTING

     Management believes the Company operates as one segment.


RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.


ACCOUNTING CONSIDERATIONS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 was not material to the Company.

      In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-then-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company believes a permanent impairment has occurred in certain of its securitized assets as of December 31, 2001. (See Note 5.)

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2001, the Company did not participate in any business combinations.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company has not completed its evaluation of the effect this statement will have on the financial position of the Company.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In July 2001, The SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". This SAB clearly defines the required development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company believes that it is in compliance with SAB No. 102 as of December 31, 2001.

      Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2.  GOING CONCERN

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern, a defined term in professional accounting standards, is a basic underlying assumption for most accounting methods (in particular, accrual based financials such as these) and indicates the Company will fulfill its operational objectives and commitments.

      HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and has a shareholders' deficit of $84.1 million at December 31, 2001. These losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. Although the losses have continued through 2001, the new manangement team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     o    Opening seven  additional  production  facilities  since first quarter
          2000;
     o    Strengthening the depth of experienced production center managers;
     o    Increasing the number of loan officers from 135 to 240 since early
          2001;
     o Initiating a "conforming loan" product in early 2001 to utilize higher credit leads which were previously wasted;
     o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
     o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
     o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
     o Improving ability to fund higher volumes of loan originations by increasing warehouse lines of credit and utilizing available cash to fund loan originations;
     o Negotiating joint ventures to realize revenue from title-related fees on current production; and
     o Reducing non-core operating and general overhead.

In addition, HGFN has considered the divestiture of its retail mortgage origination division. Recent independent valuations have valued the division at between $135 million and $170 million. HGFN management may pursue potential acquirers for the division, but will continue to operate and grow the division until and if it is sold.

The recurring operating losses and deficit equity of HGFN raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS RECEIVABLE

     The following is a summary of loans receivable by type of loan:

                                                     DECEMBER 31,
                                                 -------------------
                                                    2001       2000
                                                 ----------  -------
                                                   (IN THOUSANDS)
Mortgage Loans:
     First mortgage residential property......      $37,588  $31,918
     Second mortgage residential property.....        5,666   17,117
     Real estate loans on rental property.....          150      216
                                                    -------  -------
          Total mortgage loans................       43,404   49,251
                                                    -------  -------
Small-business loans..........................        8,318    9,162
Other loans ..................................           83       70
                                                    -------  -------
          Total loans receivable..............      $51,805  $58,483
                                                    =======  =======

     Included in loans receivable are $34.6 million and $45.3 million at December 31, 2001 and 2000, respectively that are being held for sale.

     Included in loans receivable are loans from related parties of $101,000 and $111,000 December 31, 2001 and 2000, respectively. Notes receivable from related parties included advances of $41,500 and $23,811 in 2001 and 2000, respectively. Repayments from related parties were $23,678 and $6,690 in 2001 and 2000, respectively. In 2001 and 2000, the Company had notes from parties at the beginning of the year who were no longer considered related parties as of December 31 due to termination of employment status.

     First mortgage residential loans generally have contractual maturities of 12 to 360 months with an average interest rate at December 31, 2001 and 2000 of approximately 8.4% and 10.7%, respectively.

     Second mortgage residential loans have contractual maturities of 12 to 360 months with an average interest rate at December 31, 2001 and 2000 of approximately 14.5% and 13.3%, respectively.

     Loans sold and serviced for others at December 31, 2001 and 2000 were approximately $215.8 million and $283.6 million, respectively, and are not included in assets in the accompanying balance sheets.

     At December 31, 2001, the Company's serviced for others mortgage loan portfolio by type of collateral is summarized as follows (in thousands):


     First mortgage residential property.............     $205,243   95.1 %
     Second mortgage residential property............        4,435    2.1
     Real estate loans on rental property............        6,159    2.8
                                                          --------  ------
                                                          $215,837  100.0 %

     The Company services loans in 45 states and the District of Columbia. South Carolina, North Carolina, Florida, Georgia and Louisiana serviced loans represent approximately 17.5%, 16.4%, 9.2%, 7.6% and 6.0%, respectively, of the Company's total serviced loan portfolio at December 31, 2001. No other state represents more than 6% of total serviced loans.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     An analysis of the allowance for credit losses is as follows:

                                        YEARS ENDED DECEMBER 31,
                                     ------------------------------
                                        2001      2000        1999
                                     ---------  ---------   -------
                                             (IN THOUSANDS)
Balance at beginning of year........   $ 4,652    $ 6,344     $6,659
Provision for credit losses.........     2,883      3,159      3,339
Net charge offs.....................    (1,684)    (1,990)    (3,654)
Allowance related to loans sold.....        --     (2,861)       --
                                     ---------    -------     ------

Balance at end of year..............   $ 5,851    $ 4,652     $6,344
                                       =======    =======     ======

     As of December 31, 2001, 2000, and 1999, loans totaling $11.1 million, $9.6 million and $10.8 million, respectively, were on non-accrual status. The associated interest income not recognized on these non-accrual loans was approximately $1.0 million, $868,000 and $825,000 during the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 4. OTHER RECEIVABLES

     The following is a summary of other receivables:

                                             DECEMBER 31,
                                         ------------------
                                           2001       2000
                                         ---------  -------
                                           (IN THOUSANDS)
Fees earned not collected.............     $ 3,152 $ 3,503
Advanced funds to trust(1)............       2,573   1,894
Receivable from mortgage trust(2).....         535   1,251
Loan sale receivable..................       3,328   4,801
Fees receivable reserve(3)............     (1,173)    (953)
Note receivable.......................          75      75
Other.................................       1,118     926
                                           ------- -------
                                           $ 9,608 $11,497
                                           ======= =======

(1) Trust agreements require the Company to advance interest on delinquent customer accounts.
(2) Excess distribution from mortgage trust received in January 2001 and 2002, respectively.
(3)  Reserve for potential future uncollectable servicing fees.


NOTE 5. RESIDUAL RECEIVABLES

     In connection with its mortgage loan securitizations, the Company retained residual interests in the trusts. These subordinate residual assets totaled $49.3 million and $58.9 million, net of allowances, at December 31, 2001 and 2000, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summarizes activity in the residual receivables:

                                                                     YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  2001         2000          1999
                                                               --------      ---------     ---------
                                                                         (IN THOUSANDS)
Gross balance at beginning of year........................      $ 64,524      $ 54,946      $ 51,022
Gain on sale of loans.....................................           --            --          9,641
Residual from securitization of loans.....................         3,594        17,244           --
Return of overcollateralization...........................        (1,461)       (1,767)          --
Net amortization of original residual asset value and
   mark to market adjustment..............................        (6,238)       (5,899)       (5,717)
                                                               ---------      --------      --------
Gross balance, end of year................................        60,419        64,524        54,946
Less allowance for losses on residual receivable..........       (11,149)       (5,647)       (7,176)
                                                               ---------      --------      --------
Balance at end of year....................................     $  49,270      $ 58,877      $ 47,770
                                                               =========      ========      ========


     An analysis of the allowance for losses, which is embedded in the residual receivables, is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                         2001      2000       1999
                                                       --------  ---------   -------
                                                                (IN THOUSANDS)
Balance at beginning of year.........................   $ 5,647    $ 7,176     $7,165
Anticipated losses netted against gain...............     6,261      1,559      1,267
Mark to market adjustment............................     2,481        489        405
Net charge offs......................................    (3,240)    (3,577)    (1,661)
                                                       --------    -------     ------
Balance at end of year...............................  $ 11,149    $ 5,647     $7,176
                                                       ========    =======     ======

     The table below summarizes certain cash flows received and paid to or
(from) the securitization trusts.

                                                          YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS)
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------  --------   ---------
Payments for new securitizations...................    $ (6,467) $ (50,554) $ (59,630)
Proceeds from loan payment collections.............      85,793    159,780    155,818
Servicing fees received............................       1,194      1,792      1,882
Other cash flows received on retained interests....      13,373     10,969     13,740
Purchases of delinquent or foreclosed assets.......          --      3,200     13,700
Servicing advances.................................       5,168      5,999      9,033
Repayments of servicing advances...................      (4,817)    (5,735)    (7,879)

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to its Mortgage Loan securitization pools it services as of December 31, 2001:

                                                 1997-1        1997-2        1997-3         1997-4        1998-1         1999-1
                                               ------------------------------------------------------------------------------------
Outstanding balance of loans securitized (1)   $19,532,318   $32,219,346   $53,998,455    $51,569,640   $24,935,521    $33,581,860
Average stated principal balance                    54,408        50,186        60,333         58,535        58,125         43,898
Weighted average coupon on loans                    10.76%        10.62%        11.01%         10.79%        10.73%         10.90%
Weighted  average  remaining  term to stated      157 mths      153 mths      158 mths       162 mths      180 mths       183 mths
maturity
Weighted average LTV                                   74%           69%           73%            73%           73%            69%
Percentage of first mortgage loans                    100%          100%          100%           100%          100%         81.22%
Weighted   average   pass-through   rate  to         7.66%         7.21%         7.10%          6.76%         6.70%          6.84%
bondholders
Assumed annual losses                                0.20%         0.18%         0.26%          0.36%         0.39%          0.49%
Remaining ramp period for losses                    0 Mths        0 Mths        0 Mths         0 Mths        0 Mths         0 Mths
Assumed cumulative losses as a % of UPB              1.90%         1.87%         1.79%          1.80%         1.79%          2.34%
Annual servicing fee                                 0.50%         0.50%         0.50%          0.50%         0.50%          0.56%
Servicing asset                                      0.10%         0.10%         0.10%          0.10%         0.10%          0.10%
Discount rate applied to cash flow after
   Over  collateralization                             12%           12%           12%            12%           12%            12%
Prepayment speed:
   Initial CPR (2)                                   0 CPR         0 CPR         0 CPR          0 CPR         0 CPR         22 HEP
   Peak CPR (2)                                     26 CPR        26 CPR        26 CPR         26 CPR        26 CPR         22 HEP
   Tail CPR (2)                                  24/22 CPR     24/22 CPR     24/22 CPR      24/22 CPR     24/22 CPR         22 HEP
   CPR ramp period (2)                             12 mths       12 mths       12 mths        12 mths       12 mths         22 HEP
   CPR peak period (2)                             24 mths       24 mths       24 mths        24 mths       24 mths         22 HEP
   CPR tail begins (2)                          37/49 mths     37/49mths    37/49 mths     37/49 mths    37/49 mths         22 HEP
Annual wrap fee and trustee fee                     0.285%        0.205%        0.195%         0.185%        0.185%         0.265%
Initial overcollateralization required (3)           3.25%            --            --             --            --           9.5%
Final overcollateralization required (3)              6.5%         3.75%         3.75%          3.75%         3.75%          13.5%

(1) The aggregate amount securitized is $215,837,139 including $5,478,073 of real estate acquired through foreclosure.
(2) CPR represents an industry standard of calculating prepayment speeds and refers to Constant Prepayment Rate. For its first five securitization pools, the Company uses a curve based on various CPR levels throughout the pool's life, based on its estimate of prepayment performance, as outlined in the table above. For the 1999-1 transaction the Company uses a 22 HEP (Home Equity Prepayment) curve. This curve, developed by Prudential Securities, ramps to the terminal CPR (in this case, 22%) over ten months and then remains constant for the life of the pool.
(3) Based on percentage of original principal balance, subject to step-down provisions after 30 months.

     The Company obtained an independent valuation of the residual receivables it services at December 31, 2001. This independent valuation supported the carrying value of the residuals it services as of the valuation date.

     Each of the Company's Mortgage Loan securitizations discussed above have been credit-enhanced by an insurance policy provided through a monoline insurance company such that the senior certificates have received ratings of "Aaa" from Moody's Investors Services, Inc. ("Moody's") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's").

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

     In 2000, the company completed two securitizations totaling $64.3 million of loans. These securitizations consisted primarily of first and second mortgages, and resulted in additional liquidity in 2000 of $47.1 million. Both 2000 securitizations consisted primarily of mortgage loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

     In 2001, the company completed one securitization totaling $10.0 million of loans. This securitization consisted primarily of first and second mortgages, and resulted in additional liquidity in 2001 of $6.5 million. The 2001 securitization consisted primarily of mortgage loans not eligible for inclusion in the borrowing base under the Company's warehouse lines of credit and not readily marketable for the secondary market.

     In August 2000, the Company exceeded the twelve-month rolling loss trigger in the 1998 securitization pool which resulted in the monthly cash flow of this pool (approximately $70,000 per month) being retained by the trustee rather than being paid to the Company. In December of 2001, the performance of this pool returned to a point below the required trigger, and cash flow back to the Company resumed.

     In September 2001, the Company exceeded the three-month average delinquency trigger in the 1997-1 securitization pool which resulted in the monthly cash flow of this pool (approximately $60,000 per month) being retained by the trustee rather than being paid to the Company. In December of 2001, the performance of this pool returned to a point below the required trigger, and cash flow back to the Company resumed.

     In December 2001, the Company exceeded the twelve-month rolling loss trigger in the 1999 securitization pool which resulted in the monthly cash flow of this pool (approximately $80,000 per month) being retained by the trustee rather than being paid to the Company. If the Company returns performance of this pool to a point below the required trigger, the return of cash flow back to the Company will resume.

     The Company sold its servicing rights under the 2001 and 2000 securitizations because the price paid by the independent third party servicer resulted in a higher realized gain than if the servicing rights not been sold. Consequently, the residual interests related to these two pools are not subject to the Company's normal quarterly evaluation of assumptions and estimates as compared to actual performance. These residual interests represent the Company's estimate of market value. Market value determination includes an estimate of credit losses, based on anticipated performance of the securitized loans in the portfolio. During 2001, the Company increased the valuation reserve $7.1 million for anticipated future losses related to these pools. This valuation adjustment is included in the fair market value adjustment on residual receivables in the accompanying consolidated statement of operations. Management reviews the allowance on an ongoing basis and believes the valuation reserve is sufficient to cover future losses.

     The original certificate balance of the 2001-5 securitization trust totaled $9,994,196. The Company's share of the original certificate balances was $3,498,196. The average stated principal balance is $52,273 for the 2001-5 pool. The annual servicing fee is 0.50% for the 2001-5, and the trustee fee is 0.05%.

     The original certificate balances for the 2000 securitizations totaled $64,330,194. The 2000-4 trust had an original certificate balance of $41,473,722 with the Company's share of the original certificate balances being $12,047,487. The 2000-5 trust had an original certificate balance of $22,856,471 with the Company's share of the

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

original certificate balances being $5,142,707. The average stated principal balances are $54,734 and $47,105 for pools 2000-4 and 2000-5, respectively. The annual servicing fees are 0.58% and 0.50% for 2000-4 and 2000-5, respectively, and the trustee fee is .05%.

     At December 31, 2001, the 2001-5 trust had an outstanding principal balance of $8,905,216 with the Company's certificate share being $2,560,921, net of a reserve of $937,274. The 2000-4 trust had outstanding principal balances of $29,546,745 with the Company's certificate share being $4,269,805, net of a reserve of $5,613,000. The 2000-5 trust had outstanding principal balances of $17,811,931 with the Company's certificate share being $2,793,234, net of a reserve of $1,839,725.

     Interest income is allocated to the bondholders based on the certificate balances. At December 31, 2001, the weighted average pass through rate to bondholders is 9.75%, 11.13%, and 11.84% for the 2001-5, 2000-4, and 2000-5
pools respectively. The Company will not receive its share of principal distribution until three years from the time of the transaction. After three years, principal distribution will be received if the portfolios meet certain performance requirements. Although the Company is a certificate holder, its share of the principal balance is reduced by all losses incurred by the pools. The estimated cumulative losses as a percent of the unpaid principal balance at December 31, 2001 are 10.5%, 19%, and 10% for the 2001-5, 2000-4, and 2000-5
pools. These estimated loss rates are used in estimating the market value of the Company's residual interest

     At December 31, 2001 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 5 percent and 10 percent adverse changes in assumed economics is as follows (dollars in thousands).

                                                                 LOANS
                                                             -------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Carrying amount/fair value of retained interests.....              $39,646
Weighted-average life (in years).....................                4.167
Prepayment speed assumption (annual rate)............            20% - 22%
     Impact on fair value of 5% adverse change.......                 $224
     Impact on fair value of 10% adverse change......                 $448
Expected credit losses (annual rate).................                39.8%
     Impact on fair value of 5% adverse change.......                  $45
     Impact on fair value of 10% adverse change......                  $91
Residual cash flows discount rate (annual)...........                  12%
     Impact on fair value of 5% adverse change.......                 $441
     Impact on fair value of 10% adverse change......                 $883

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment:

                                                  DECEMBER 31,
                                             --------------------
                                                2001        2000
                                             ---------    -------
                                                 (IN THOUSANDS)
Land  .....................................     $1,593     $1,919
Buildings and leasehold improvements.......     14,395     13,871
Equipment and computers....................     10,591      9,431
Furniture and fixtures.....................      4,596      4,304
Vehicles...................................      1,082        542
                                              --------    -------
     Total property and equipment..........     32,257     30,067
Reserve for impairment.....................     (1,500)        --
Less accumulated depreciation..............    (10,816)    (8,637)
                                              --------    -------
     Net property and equipment............    $19,941    $21,430
                                               =======    =======

     In January, 2002, the former headquarters of HGFN located at 3901 Pelham Road, Greenville, S.C. was vacated. The Company is currently marketing this building for lease or sale. Management has concluded that a likely impairment has occurred. Accordingly, the reserve as noted above has been established to reflect this impairment.

     The Company leases various property and equipment, office space and automobiles under operating leases. The Company's former headquarters building collateralizes the warehouse line of credit.

     The following is a schedule of future minimum lease payments by year for all operating leases:

                                                    FUTURE MINIMUM
                                      YEAR          LEASE PAYMENTS
                                                    (IN THOUSANDS)

                                      2002            $2,310
                                      2003             1,617
                                      2004             1,334
                                      2005               573
                                 2006 and beyond         308
                                     -----            ------
                                                      $6,142
                                                      ======

     Total rental expense was approximately $3.0 million in 2001, $2.7 million in 2000, and $2.0 million in 1999.


NOTE 7. REAL ESTATE OWNED AND PERSONAL PROPERTY ACQUIRED THROUGH FORECLOSURE

     An analysis of real estate acquired through foreclosure is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 2001       2000         1999
                                                               --------  ---------    --------
                                                                        (IN THOUSANDS)
Balance at beginning of year...............................     $ 1,281    $ 7,673     $ 5,881
Loan foreclosures and improvements.........................       1,746      5,414      14,827
Dispositions, net..........................................      (1,786)   (10,854)    (10,370)
Write-down of real estate acquired through foreclosure.....        (638)      (952)     (2,665)
                                                                -------    -------     -------
Balance at end of year.....................................     $   603    $ 1,281     $ 7,673
                                                                =======    =======     =======

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. GOODWILL

     An analysis of goodwill is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2001          2000
                                                        ---------     ----------
                                                             (IN THOUSANDS)
            Gross balance at beginning of year....       $ 21,335    $  2,314
            HomeSense purchase (See Note 1).......             --      19,021
            Accumulated amortization..............         (3,110)     (1,712)
                                                         --------    --------
            Balance at end of year................       $ 18,225    $ 19,623
                                                         ========    ========


         Goodwill amortization expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,398,000, $964,000, and $94,000, respectively.


NOTE 9. WAREHOUSE LINES OF CREDIT

         The Company has a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household"). The facility bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. All of the Company's subsidiaries are guarantors under the agreement. During 2000 and 2001, amendments and forbearance agreements were executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default. The outstanding balance under the Household line of credit was $4.3 million at December 31, 2001. The Company secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. The lender Company may terminate its forbearance with thirty days notice. As of March 15, 2002, the Company remained in default with respect to the same financial covenants. As of the date hereof the lender has not given notice of termination of forbearance.

         The Company's subsidiary, HomeGold, Inc. ("HGI"), has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $2 million collateral deposit. Provident holds a first mortgage on the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002. The outstanding balance under the Provident line of credit was $8.3 million at December 31, 2001.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.5%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $12.3 million at December 31, 2001. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

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

NOTE 10.   NOTES PAYABLE TO BANKS

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

     Notes payable to banks at December 31, 2001, consists of a note payable to Wachovia Bank, N.A. which bears interest at 7.75% through July, 2016 and is collateralized by certain property and equipment.

     The maturity schedule for these notes is:

                                                   PRINCIPAL
                                    YEAR            PAYMENTS
                               --------------    --------------
                                                 (IN THOUSANDS)

                                         2002         $ 26
                                         2003           29
                                         2004           31
                                         2005           33
                                         2006           36
                               2007and beyond          533
                                                      ----
                                                      $688
                                                      ====

NOTE 11.   INVESTOR SAVINGS

     Investor savings are summarized as follows:

                                                   DECEMBER 31,
                                               -------------------
                                                  2001       2000
                                               ---------  --------

                                                (IN THOUSANDS)
     Notes payable to investors...........     $200,978   $146,087
     Subordinated debentures..............       30,125     19,117
                                               --------   --------
                                               $231,103   $165,204
                                               ========   ========

     Notes payable to investors are issued by a subsidiary company, CII, in any denomination greater than $10,000 and are registered under the South Carolina Uniform Securities Act. The notes payable to investors are on par with the rights of the holders of the senior unsecured debt of HGFN. The notes mature from one to two years from date of issuance. Interest is payable monthly, quarterly or at maturity at the option of the investors. Interest rates on the notes are fixed until maturity and range from 5% to 9%. At December 31, 2001, and 2000, the weighted average rate was 8.17% and 7.92%, respectively.

     At December 31, 2001 and 2000, notes payable to investors include an aggregate of approximately $49.1 million and $31.1 million, respectively, of individual investments exceeding $100,000.

     The investor savings at December 31, 2001 mature as follows (in thousands):

                        2002            $111,570
                        2003              89,408
                                        --------
                                        $200,978
                                        ========

     There were 7,448 and 5,704 accounts for the notes due to investors at December 31, 2001 and 2000, respectively.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Subordinated debentures are issued by CII in any denomination greater than $100 and are registered under the South Carolina Uniform Securities Act. The subordinated debentures mature one year from date of issuance and have interest rates of 6%. The debentures are subordinated to all bank debt, notes due to investors, and the senior unsecured debt. There were 2,113 and 1,409 subordinated debenture accounts at December 31, 2001 and 2000, respectively.

     These notes and debentures are not secured by a pledge of any specific assets at CII, nor guaranteed by the Company.


NOTE 12. SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS


     In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2004, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million or 60.4% of face value. In 2000, the company purchased $920,000 in aggregate principal amount of the Senior Notes in open market for a purchase price of $341,000 or 37.1% of face value. In 2001, the company purchased $5.0 million in aggregate principal amount of the Senior Notes in open market for a purchase price of $3.0 million or 66.3% of face value, and may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.

     The indenture pertaining to the Senior Notes originally contained various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the deletion of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to so amend the Indenture, consequently, as of November 2001 most of the restrictive covenants in the original Indenture no longer exist.

     The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries listed in Note 26 (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all susidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at December 31, 2001 and 2000 were $ 6.2 million and $11.2 million, respectively.

     Included in Note 26 is consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At December 31, 2001 and 2000, all of the subsidiary guarantors were wholly-owned by the Company.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ADOPTION OF SHAREHOLDER RIGHTS PLAN

         On January 10, 2002 the Board of Directors of the Company declared for each outstanding share of Common Stock of the Company a Shareholder Right to be effective January 29, 2002 to stockholders of record at the close of business on January 9, 2002. Each Right entitles the registered holder of shares of Common Stock to receive on up to two successive occasions: (i) from the Company, one share of Common Stock, automatically with no further action by the holder or the Company, simultaneously upon the first acquisition on or after the effective date by a person of beneficial ownership of shares of Common Stock which, together with any Common Stock already owned by such person, would result in such person then owning 5% or more of the outstanding Common Stock; and (ii) from the Company, one share of Common Stock, automatically with no further action by the holder or the Company, simultaneously upon the second acquisition on or after the effective date by a person of beneficial ownership of shares of Common Stock which, together with any Common Stock already owned by such person, would result in such person then owning 5% or more of the outstanding Common Stock on a date after the date of the acquisition referred to in clause (i) above. The description and terms of the Rights are set forth in a Shareholder Rights Agreement between the Company and First Union National Bank, as Rights Agent.

        The purpose of the Rights is to protect the Company's net operating loss carry-forwards ("NOLs"). As of December 31, 2001, the Company had NOLs of approximately $144 million. Under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, the Company can "carry forward" these losses in certain circumstances to offset future earnings and thus reduce its federal income tax liability (subject to certain requirements and restrictions). The Company believes that it will be able to carry forward a substantial portion of its NOLs in certain circumstances and so believes these NOLs constitute a substantial asset of the Company. If the Company experiences an "Ownership Change" as defined in Section 382 of the Internal Revenue Code during a three year period, its ability to use the NOLs could be substantially limited or lost altogether. The acquisition of HomeSense Financial Corp. and its affiliates by the Company on May 9, 2000, came close to constituting an Ownership Change. The Company believes that if a new stockholder were to acquire beneficial ownership of 5% or more of the Company's Common Stock or an existing "5% stockholder" were to increase its ownership before May 9, 2003, an Ownership Change could occur and the Company could lose part or all of its NOLs. The Board of Directors of the Company has issued the Rights to protect the NOLs which in turn will protect shareholder value.

         The Rights will be attached to all outstanding shares of Common Stock, and no separate Right Certificates will be distributed. The Rights will be triggered initially by the acquisition by a person or group of affiliated or associated persons (other than certain exempt persons) of beneficial ownership of such number of shares of Common Stock as, taken with any Common Stock already owned by such person or group, equals or exceeds 5% of the outstanding shares of Common Stock (each such acquirer, an "Acquiring Person"). The Rights may be triggered a second time in the event another Acquiring Person acquires Common Stock. Rights that are beneficially owned by an Acquiring Person become null and void at the time of the acquisition.

         The Rights will expire at the close of business on May 9, 2003 unless previously redeemed by the Company.


NOTE 14. RESTRUCTURING CHARGES

        During 2000, the Company incurred restructuring charges of approximately $1.5 million related to the merger, to the decision to close its wholesale loan origination division, and estimated costs of employee relocation and severance in connection with the merger and subsequent wholesale division closing.

         During 2001, the Company incurred restructuring charges of approximately $873,000 primarily due to the relocation of the corporate headquarters from Greenville, S.C. to Lexington, S.C.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. OTHER GENERAL AND ADMINISTRATIVE EXPENSES

     Other general and administrative expenses for the years ended December 31, 2001, 2000, and 1999 consist of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                            -----------------------------
                                                               2001       2000      1999
                                                            ---------- ---------- -------
                                                                   (IN THOUSANDS)
Depreciation expense....................................      $2,462     $2,732     $2,487
Amortization expense....................................       1,435      1,981        206
Legal and professional fees.............................       2,268      2,369      2,013
Travel and entertainment................................         959        802        729
Office rent and utilities...............................       1,276        821        322
Telephone...............................................       2,079      1,599        928
Office supplies.........................................       1,006        612        501
Equipment and miscellaneous rental......................       2,081      2,123      1,896
Repairs and maintenance.................................         860      1,264      1,124
Postage and handling charges............................         798        600        374
Other...................................................       3,195      4,958      2,543
                                                             -------    -------    -------
     Total other general and administrative expenses....     $18,419    $19,861    $13,123
                                                             =======    =======    =======


NOTE 16. INCOME TAXES

     A reconciliation of the provision for federal and state income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes, minority interest, and extraordinary item are as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                  2001       2000         1999
                                                                              ----------  ----------   ----------

                                                                                        (IN THOUSANDS)
Statutory Federal rate of 34% applied to pre-tax income from continuing
   operations before minority interest and extraordinary item...............    $(18,052)   $(13,547)    $(11,924)
State income taxes, net of federal income tax benefit.......................      (2,125)     (1,593)        (511)
Change in the valuation allowance for deferred tax assets allocated to
   income tax expense.......................................................      22,000     (10,000)      (7,500)
Nondeductible expenses......................................................         483          19           23
Amortization of excess cost over net assets of acquired businesses..........          --         112           18
Effect of losses on tax provision...........................................      19,715      14,769       11,800
Tax on excess inclusion income from REMICs..................................         503         632          700
Other, net..................................................................          --         152           --
                                                                                 -------     -------      -------
                                                                                 $22,524     $(9,456)     $(7,394)
                                                                                 =======     =======      =======


     The extraordinary gain on the extinguishment of debt is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in income tax expense.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Provision (benefit) for income taxes from continuing operations is comprised of the following:

                           YEARS ENDED DECEMBER 31,
                            2001       2000     1999
                         ---------- --------- ------

                                (IN THOUSANDS)
Current
     Federal............       $ 469    $ 535    $ 403
     State and local....          55        9       52
                             -------  -------  -------
                                 524      544      455
Deferred
     Federal............      19,684   (8,942)  (7,023)
     State and local....       2,316   (1,058)    (826)
                             -------  -------  -------
                              22,000  (10,000)  (7,849)
Total
     Federal............      20,153   (8,407)  (6,620)
     State and local....       2,371   (1,049)    (774)
                             -------  -------  -------
                             $22,524  $(9,456) $(7,394)
                             =======  =======  =======


     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and AMT credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 31,
                                                                                       ----------------------
                                                                                         2001          2000
                                                                                       --------      --------
                                                                                            (IN THOUSANDS)
     Deferred tax liabilities:
               Differences between book and tax basis of property...............        $ (662)       $ (745)
               Differences between book and tax basis of investment in
                 owner's trust..................................................          (210)         (521)
               Difference between book and tax basis of the residual
                 receivables associated with the Company's investment in
                 the Real Estate Investment Trust...............................          (258)       (1,185)
               Other ...........................................................           --            (41)
                                                                                      --------      --------
                    Total gross deferred tax liabilities........................      $ (1,130)     $ (2,492)
                                                                                      ========      ========
     Deferred tax assets:
               Differences between book and tax basis of deposit base
                 intangibles....................................................         $ 274         $ 214
               Differences between book and tax basis of REMIC residual
                 receivables....................................................         2,448         1,687
               Allowance for credit losses......................................         2,300         3,335
               AMT credit carryforward..........................................            19            19
               Operating loss carryforward......................................        54,653        30,145
               Deferred loan fees...............................................           462           --
               REO reserve......................................................         1,045           114
               Restructuring reserve-leases.....................................           267           377
               Other ...........................................................            96           406
                                                                                      --------      --------
                    Total gross deferred tax assets.............................        61,564        36,297
                    Less valuation allowance....................................       (60,434)      (11,805)
                    Less gross deferred tax liabilities.........................        (1,130)       (2,492)
                                                                                      --------      --------
               Net deferred tax assets..........................................      $    --       $ 22,000
                                                                                      ========      ========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Due to recurring operating losses, Management has adjusted its valuation allowance for deferred tax assets at December 31, 2001 to $60.4 million. The increase (decrease) in the valuation allowance for the year ended December 31, 2001 and December 31, 2000 was $48.6 million and ($10.0) million, respectively. The valuation allowance at December 31, 2001 relates primarily to NOL carryforwards. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset based on analysis of available evidence. Management has concluded that a valuation allowance is required to sufficiently reduce the deferred tax asset based upon their analysis. The analysis is performed on a quarterly basis using the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized.

     As of December 31, 2001, the Company has available federal NOL carryforwards expiring as follows (in thousands):


                           2002-2005                $   --
                           2006 and beyond           143,827
                                                    --------
                                                    $143,827
                                                    ========

     There are no known significant pending assessments from taxing authorities regarding taxation issues at the Company or its subsidiaries.


NOTE 17. EXTRAORDINARY ITEM--GAIN ON EXTINGUISHMENT OF DEBT

     The Company purchased $5.0 million, $920,000 and $74.5 million face amount of its Senior Notes in the market for a purchase price of $3.0 million, $341,000 and $45.0 million in 2001, 2000, and 1999, respectively. A proportionate share of the unamortized debt origination costs relating to the issuance of the Senior Notes was charged against this gain, to record a net gain of $2.0 million, $579,000 and $29.5 million in 2001, 2000, and 1999, respectively. The Company may, from time to time, purchase more of its Senior Notes depending on its cash needs, market conditions, and other factors.


NOTE 18. STATEMENT OF CASH FLOWS

     The following information relates to the Statement of Cash Flows for the three years ended December 31, 2001, 2000, and 1999:

                                                                                YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                                2001       2000      1999
                                                                            ----------- --------- -------
                                                                                    (IN THOUSANDS)
Changes in operating assets and liabilities increasing (decreasing) cash:
     Restricted cash.......................................................     $(2,279)    $ 248     $(214)
     Other receivables.....................................................        1,889   (6,300)    3,969
     Residual receivable...................................................      (3,594)  (13,386)   (7,240)
     Accrued interest receivable...........................................        (170)     (393)    1,189
     Servicing asset.......................................................          140      165        73
     Other assets..........................................................      (4,365)   (1,218)    2,670
     Remittance due to loan participants...................................         (15)      122      (793)
     Accrued interest payable..............................................        (255)       92    (2,354)
     Income taxes payable..................................................          208      369       177
     Other liabilities.....................................................        4,566   (7,456)   (2,536)
                                                                                -------  --------   -------
                                                                                $(3,875) $(27,757)  $(5,059)
                                                                                =======  ========   =======

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 2000 in connection with the HomeSense merger the following non-cash items were recorded:

                                                                  (IN THOUSANDS)
     Loans receivable ...........................................        $29,244
     Property and equipment, net.................................          5,800
     Goodwill ...................................................         19,020
     Revolving warehouse lines of credit.........................         29,244
     Notes payable ..............................................          2,853
     Other liabilities ..........................................          4,915
     Preferred stock ............................................         10,000
     Common stock ...............................................              7
     Capital in excess of par value..............................          7,045

     The Company foreclosed on, or repossessed property used to collateralize loans receivable in the amount of $1.7 million, $2.4 million and $4.3 million, in 2001, 2000, and 1999, respectively. The Company purchased $0 and $3.0 million of foreclosed property from the securitization trusts in 2001 and 2000, respectively.

     The Company paid income taxes of $722,000, $175,000 and $277,000, in 2001, 2000, and 1999, respectively. The Company paid interest of $19.4 million, $17.9 million and $18.7 million, in 2001, 2000, and 1999, respectively.


NOTE 19. STOCK OPTION PLANS AND STOCK WARRANTS

     On May 21, 1981, the shareholders approved an employee stock option plan and on May 22, 1984, the shareholders approved an increase in the number of shares of common stock which may be granted from 250,000 to 500,000. Under the terms of the plan, the Company may grant options to key employees and directors to purchase up to a total of 500,000 shares of its common stock. The option price is the fair market value at date of grant. The options expire five years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. No additional shares are available for grant under this stock option plan, and there are 24,000 unexercised options outstanding at December 31, 2001, of which 24,000 are exercisable.

     On June 9, 1995, the shareholders approved a stock option plan under which the Board of Directors may issue 566,667 shares of common stock. In May 1997, June 1998, May 1999, and in April 2000, the shareholders approved an additional 150,000, 350,000, 400,000 and 500,000 shares of common stock, respectively. Therefore, under the terms of the plan, the Company may grant options to key employees to purchase up to a total of 1,966,667 shares of its common stock. The option price for all options granted has been the fair market value at date of grant. Prices for incentive stock options granted to employees who own 10% or more of the Company's stock are at 110% of fair market value at date of grant. The options expire ten years from date of grant, are not transferable other than on death, and are exercisable 20% on the date of grant and 20% per year on a cumulative basis for each year subsequent to the date of grant. The remaining options available for grant under the plan consist of 230,207 common stock options at December 31, 2001, and there are 930,800 unexercised options outstanding at December 31, 2001, of which 460,000 are exercisable.

     Also on June 9, 1995, the shareholders approved a stock option plan under which each non-employee member of the Board of Directors receives options to purchase 666 shares of common stock each December 15 beginning in 1995 through 2005. Under the terms of the plan, the Company may grant options totaling 33,333 shares. The terms of the plan are identical to the employee stock option plan approved on June 9, 1995. At December 31, 2001 there are 5,328 unexercised options outstanding of which 5,328 are exercisable.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On April 18, 1996, the shareholders approved a restricted stock agreement plan to provide additional incentives to members of the Board of Directors of the Company who are not employees of the Company. Shares that may be issued pursuant to the Restricted Stock Agreements under the Plan shall not exceed 50,000 shares in the aggregate. The Plan provides that, on each grant date, each eligible director will automatically receive from the Company an Agreement to purchase for $.05 per share that number of shares having a fair market value equal to $12,000. For purposes of the Plan, the grant date is January 31 of each calendar year commencing with the 1996 calendar year. At December 31, 2001 and 2000, there were agreements covering 14,500 shares granted under this plan with agreements covering 11,600 shares unexercised and outstanding, all of which are exercisable. Shares subject to a Restricted Stock Agreement are initially non-transferable and subject to forfeiture. Shares granted to a recipient become freely transferable and no longer subject to forfeiture at a rate of 20% of the total number of shares covered by such agreement on each of the five anniversaries of the grant date, beginning with the first anniversary of such grant.

     On April 28, 2000, the shareholders approved a stock option agreement pursuant to the HomeSense merger agreement to compensate Mr. Ronald J. Sheppard, CEO. The agreement authorized 825,423 shares of Common Stock to be issued at $1.75 per share to Mr. Sheppard. These options were to be exercised, forfeited, and cancelled at a rate of .67 to 1 in direct proportion to any exercised, forfeited, or cancelled options that were in existence at the time of the agreement. In February 2001, these options were cancelled.

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

     The Company implemented an Employee Stock Purchase Plan ("ESPP") in 1997. The ESPP allows eligible employees the right to purchase common stock at the end of each of two six-month offering periods (January 1 through June 30 and July 1 through December 31). To be eligible, employees must work 20 or more hours per week and have been employed for a period of 1 year. The stock is purchased at 85% of the lower of the market price at the beginning or ending of each six-month offering period. A liability is recorded for ESPP withholdings not yet applied towards the purchase of common stock. In April 2000, the Company's shareholders approved an amendment to the ESPP increasing the number of shares authorized for issue under the plan by 400,000. The total amount of authorized shares is 600,000 at December 31, 2001.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As such, the stock-based compensation utilized by the Company has been accounted for under APB Opinion No. 25.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Activity in stock options is as follows:

                            YEARS ENDED DECEMBER 31,
                                                          2001           2000        1999
                                                       -----------    ----------   --------
Options outstanding, beginning of year      .            2,093,480     1,268,160    973,003

    DATE OF
    GRANT                 ISSUED
                       AT:
02/26/99        $0.9375 per share   (non-qualified)             --            --      25,000
02/26/99        $1.32 per share     (non-qualified)             --            --       1,334
03/10/99        $1.22 per share                                 --            --      10,000
07/23/99        $1.3125 per share                               --            --      35,000
08/20/99        $0.9375 per share   (non-qualified)             --            --      10,000
10/06/99        $1.03 per share                                 --            --     502,800
02/10/00        $1.06 per share                                 --        35,000          --
04/28/00        $4.625 per share    (non-qualified)             --        14,400          --
04/28/00        $12.25 per share    (non-qualified)             --        40,000          --
04/28/00        $9.75 per share     (non-qualified)             --        30,000          --
04/28/00        $0.9375 per share   (non-qualified)             --        40,000          --
04/28/00        $1.03 per share     (non-qualified)             --        50,000          --
05/01/00        $1.3125 per share   (non-qualified)             --        35,000          --
05/01/00        $1.03 per share     (non-qualified)             --        20,000          --
05/02/00        $9.75 per share     (non-qualified)             --        10,000          --
05/02/00        $0.9375 per share   (non-qualified)             --        20,000          --
05/02/00        $1.03 per share     (non-qualified)             --        20,000          --
05/09/00        $1.75 per share     (non-qualified)             --       825,423          --
05/22/00        $13.50 per share    (non-qualified)             --         3,000          --
05/22/00        $9.75 per share     (non-qualified)             --        10,000          --
05/22/00        $0.9375 per share   (non-qualified)             --        35,400          --
05/22/00        $1.03 per share     (non-qualified)             --        22,000          --
05/22/00        $4.625 per share    (non-qualified)             --         6,400          --
07/03/00        $4.625 per share    (non-qualified)             --        12,800          --
07/03/00        $12.25 per share    (non-qualified)             --        25,000          --
07/03/00        $9.75 per share     (non-qualified)             --         5,000          --
07/03/00        $6.75 per share     (non-qualified)             --        50,000          --
07/03/00        $0.9375 per share   (non-qualified)             --        25,000          --
07/03/00        $1.03 per share     (non-qualified)             --        35,000          --
07/03/00        $1.06 per share     (non-qualified)             --        35,000          --
08/15/00        $0.50 per share                                 --       535,000          --
10/04/00        $0.50 per share     (non-qualified)             --        20,000          --
10/04/00        $1.03 per share     (non-qualified)             --        15,000          --
10/04/00        $0.9375 per share   (non-qualified)             --         5,000          --
11/28/00        $0.42 per share                                           30,000
09/05/01        $0.35 per share                                 --           --           --
                                                           610,000           --           --
                                                         ---------     ---------     -------
                Total Granted......                        610,000     2,009,423     584,134
                                                         =========     =========     =======




                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                          2001         2000         1999
                                                     -----------   ------------  ----------

         Expired, canceled or forfeited:
            $1.0825 per share....................             --            --      (12,002)
            $1.32 per share......................             --         (1,334)     (9,335)
            $4.625 per share.....................         (33,600)      (36,800)    (34,840)
            $10.38 per share (directors plan)....                           --          --
            $12.25 per share.....................         (65,000)      (66,000)    (46,000)
            $11.25 per share (directors plan)....             --            --          --
            $13.50 per share.....................             --         (9,000)        --
            $13.00 per share.....................             --            --      (10,000)
            $9.75 per share......................         (50,000)      (81,000)    (42,000)
            $8.75 per share......................             --            --      (16,900)
            $0.9375 per share....................        (121,400)     (245,100)   (114,700)
            $0.50 per share......................        (145,000)      (20,000)        --
            $1.06 per share......................         (35,000)      (35,000)        --
            $1.22 per share......................             --         (4,000)        --
            $1.03 per share......................        (199,000)     (370,800)        --
            $1.3125 per share....................             --        (70,000)        --
            $2.44 per share......................             --         (7,000)        --
            $6.75 per share......................         (50,000)      (50,000)        --
            $1.75 per share......................        (637,354)     (188,069)        --
            $0.50 per share......................         (10,000)           --         --
                                                     ------------   ----------- -----------
                                                       (1,346,354)   (1,184,103)   (285,777)
         Exercised:
            $0.9375 per share....................             --            --       (3,200)
                                                     ------------   ----------- -----------
                                                              --            --       (3,200)
                                                     ------------   ----------- -----------
         Options outstanding, end of year........       1,357,126     2,093,480   1,268,160
                                                     ============   =========== ===========
         Exercisable, end of year................         248,328       734,728     525,129
                                                     ============   =========== ===========
         Available for grant, end of year........         671,939       761,008     257,813
                                                     ============   =========== ===========

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                        YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                        2001      2000       1999
                                                                    ----------- -------- -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE
                                                                                DATA)
Net income (loss)--as reported....................................     $(73,599) $(29,812)    $1,815
Net income (loss)--pro forma . ...................................      (73,914)  (30,243)     1,160
Diluted earnings (loss) per share of common stock--as reported....        (4.36)    (2.06)      0.18
Diluted earnings (loss) per share of common stock--pro forma .....        (4.38)    (2.09)      0.12


     The fair value of each option grant is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions used in 2000 and 2001: dividend yield of 0%, expected volatility ranges from 75% to 120%, risk-free interest rate of approximately 6.00%, and expected lives of ten years. The weighted average assumptions used in 1999 were dividend yield of 0%, expected volatility of 254%, risk-free interest rate of 6.73% and expected lives of five years. The pro forma amounts disclosed above may not be representative of the effects on reported net income for future periods.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

     The Company engaged in the following related party transactions:

     The Company obtains legal services from Wyche, Burgess, Freeman & Parham, P.A., certain members of which, when considered in the aggregate, beneficially own 414,586 shares of the Company's capital stock. A partner of the firm also serves as secretary to the Company. Total charges for these services were approximately $214,000 in 2001, $276,000 in 2000 and $228,000 in 1999.

     Notes payable to investors and subordinated debentures include amounts due to officers, directors and key employees of approximately $1,062,000, $690,000 and $707,000 at December 31, 2001, 2000 and 1999, respectively. The Company also had notes receivable from related parties at December 31, 2001, 2000 and 1999 of approximately $101,000, $111,000 and $121,000, respectively.


NOTE 21. EMPLOYEE RETIREMENT PLAN

     The Company has a matched savings plan under Section 401(k) of the Internal Revenue Code covering employees meeting certain eligibility requirements. The plan allows employees who have completed 30 days of service to participate in the plan and provides for Company contributions, subject to certain limitations. Company matching contributions are 50% of employee contributions to a maximum of 6% of compensation for each employee. The Company's contributions under the plan totaled approximately $353,800 in 2001, $160,800 in 2000 and $320,500 in 1999.

     The Company discovered errors in the calculation and remittance of deferral and matching contributions from 1997 through 2001. These errors resulted in an estimated net understatement of contributions of approximately $112,600. Management is in the process of correcting the errors pursuant to the Internal Revenues Service's Employment Plans Compliance Resolution System.


NOTE 22. COMMITMENTS AND CONTINGENCIES

     The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 2001, the Company had no outstanding forward commitment contracts.

     From time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets, with the exception of the litigation noted below.

     On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary, HGI, and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the mortgage loans; (2) forfeiture of all profits realized from the sale of the mortgage loans in the secondary market; and (3) refund of two times the past interest paid on the mortgage loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse.

     During 2000 and 2001, the Company was in default with respect to certain financial covenants under the Company's revolving warehouse line of credit with Household. In November, 2001, an amendment and forbearance agreement was executed whereby the line of credit was reduced from $40 million to $15 million, a collateral deposit of $1.5 million was required, and the lender agreed to forebear from exercising its rights resulting from the default. The lender retained the right to terminate its forbearance with notice of 30 days. As of March 15, 2002, the Company remained in default with respect to the same financial covenants. As of the date hereof the lender has not given notice of termination of forbearance.

     HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of December 31, 2000, HGFN has repurchased $118,750,000 of the Senior Notes leaving $6,250,000 in aggregate principal amount outstanding.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. SUPPLEMENTAL QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations for the year ended December 31, 2001, are as follows:
                                                                                   QUARTER ENDED
                                                              -------------------------------------------------------
                                                                MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                                  2001           2001         2001           2001
                                                              -----------     ---------   -------------  ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Interest income......................................         $2,053        $2,280        $2,468         $1,208
     Servicing income.....................................          1,116         1,405           822            925
     Gain on sale of loans:
          Gross gain on sale of loans.....................          1,993         3,546         2,850          4,418
          Loan fees, net..................................          6,069         8,829         7,461          (346)
                                                                    -----         -----         -----          -----
               Total gain (loss) on sale..................          8,062        12,375        10,311          4,072
     Other revenues.......................................            154           644            94            375
                                                                   ------        ------        ------         ------
               Total revenues.............................         11,385        16,704        13,695          6,580
                                                                   ------        ------        ------         ------
Expenses:
     Interest  ...........................................          4,985         4,830         5,329          5,465
     Provision for credit losses..........................             --            --           192          2,691
     Cost of real estate owned and defaulted                          531           664            71            153
        loans     ........................................
     Fair market adjustment on residual                                --            --            --         10,490
        receivables.......................................
     Salaries, wages and employee benefits................          7,185         9,262         9,349         11,799
     Business development costs...........................          2,683         3,040       (2,472)          5,918
     Restructuring charges................................             --         1,241         (345)           (23)
     Other general and administrative.....................          5,807         4,815         6,270          1,527
                                                                 --------      --------       -------       --------
               Total expenses.............................         21,191        23,852        18,394         38,020
                                                                 --------      --------       -------       --------
     Loss before income taxes, minority interest and               (9,806)       (7,148)       (4,699)       (31,440)
        extraordinary item................................
     Provision (benefit) for income taxes.................            190           139           127         22,068
     Minority interest in (earnings) loss of
        subsidiaries......................................            (1)             1           (3)            (1)
                                                                 -------       --------       ------        -------
     Income before extraordinary item.....................        (9,997)        (7,286)      (4,829)       (53,509)
     Extraordinary item-gain (loss) on extinguishment of              52            101        2,077           (208)
        debt, net of $0 tax...............................       -------       --------       -------       -------
               Net income (loss)..........................       $(9,945)      $ (7,185)     $(2,752)      $(53,717)
                                                                 =======       ========       ======       ========
     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item..................       $ (0.59)      $ (0.43)       $(0.29)       $ (3.17)
          Extraordinary item, net of taxes................
                                                                    0.00          0.01          0.12          (0.01)
                                                                 -------       -------        -------       -------
               Net income (loss)..........................       $ (0.59)      $ (0.42)      $ (0.17)       $ (3.18)
                                                                 =======       =======        =======       =======
     Basic weighted average shares
                        outstanding .  .  . . . . . . . . .   16,848,359    16,878,784    16,897,507     16,906,198
                                                              ==========    ==========    ==========     ============

     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item..................       $ (0.59)      $ (0.43)     $  (0.29)       $ (3.17)
          Extraordinary item, net of taxes................
                                                                    0.00          0.01          0.12          (0.01)
                                                                 -------       -------      --------        -------
               Net income (loss)..........................       $ (0.59)      $ (0.42)     $  (0.17)       $ (3.18)
                                                                 =======       =======      ========        =======
     Diluted weighted average shares
                        outstanding .  .  . . . . . . . . .   16,848,359    16,878,784     16,897,507    16,906,198
                                                              ==========    ==========     ==========    ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The quarterly results of operations for the year ended December 31, 2000, are as follows:

                                                                                  QUARTER ENDED
                                                              -------------------------------------------------------
                                                                MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                  2000          2000          2000          2000
                                                              -----------    ---------    -------------  ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Interest income......................................       $ 1,927       $ 3,679      $  3,784        $ 2,802
     Servicing income.....................................         2,004         2,216         1,907          1,270
     Gain on sale of loans:
          Gross gain on sale of loans.....................         1,854         3,090         3,554          1,303
          Loan fees, net..................................           432         5,620         6,926          3,452
                                                               ---------       -------      --------        -------
               Total gain (loss) on sale..................         2,286         8,710        10,480          4,755
     Other revenues.......................................           510           429           573            223
                                                               ---------       -------      --------        -------
               Total revenues.............................         6,727        15,034        16,744          9,050
Expenses:
     Interest ............................................         4,003         4,881         5,680          4,884
     Provision for credit losses..........................           990           652           650            867
     Cost of real estate owned and defaulted
        loans ............................................         1,054            --           914          1,483
     Fair market adjustment on residual
        receivables.......................................         1,080           555           509            135
     Salaries, wages and employee benefits................         4,912         7,955         8,469          7,780
     Business development costs...........................         1,841         1,811         2,136          2,827
     Restructuring charges................................           --          1,369            99              1
     Other general and administrative.....................         2,813         6,218         6,429          4,401
                                                               ---------       -------       -------        -------
               Total expenses.............................        16,693        23,441        24,886         22,378
                                                               ---------       -------       -------        -------
     Loss before income taxes, minority interest and
        extraordinary item................................        (9,966)       (8,407)       (8,142)       (13,328)
     Provision (benefit) for income taxes.................           145           190        (9,820)            29
     Minority interest in (earnings) loss of
        subsidiaries......................................            (1)            1            (2)            (2)
                                                               ---------       -------       -------        -------
     Income before extraordinary item.....................       (10,112)       (8,596)        1,676        (13,359)
     Extraordinary item-gain on extinguishment of
        debt, net of $0 tax...............................           226            92           261             --
                                                               ---------       -------       -------        -------
               Net income (loss)..........................      $ (9,886)      $(8,504)     $  1,937      $ (13,359)
                                                               =========       =======      ========      =========
     Basic earnings (loss) per share of common stock:
          Loss before extraordinary item..................      $  (0.99)      $ (0.62)     $   0.10      $   (0.59)
          Extraordinary item, net of taxes................          0.02          0.01          0.02          (0.01)
                                                               ---------       -------      --------      ---------
               Net income (loss)..........................      $  (0.97)      $ (0.61)     $   0.12      $   (0.60)
                                                                ========       =======      ========      =========
     Basic weighted average shares outstanding............    10,170,698    13,943,164    16,805,023     16,810,149
                                                              ==========    ==========    ==========     ==========
     Diluted earnings (loss) per share of common stock:
          Loss before extraordinary item..................      $  (0.99)      $ (0.62)     $   0.10       $  (0.59)
          Extraordinary item, net of tax..................          0.02          0.01          0.02          (0.01)
                                                              ----------       -------      --------       --------
               Net income (loss) .........................      $  (0.97)      $ (0.61)     $   0.12       $  (0.60)
                                                              ==========       =======      ========       ========
     Diluted weighted average shares outstanding..........    10,170,698    13,943,164    16,805,023     16,810,149
                                                              ==========    ==========    ==========     ==========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and fully diluted earnings per share.

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                             2001          2000             1999
                                                                        -------------    ----------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator Net income (loss)-numerator for basic and fully diluted
   EPS................................................................      $ (73,599)    $ (29,812)        $ 1,815
                                                                            =========     =========         =======
Denominator
Basic weighted average shares o/s-denominator for basic EPS...........      16,882,919   14,445,283       9,961,077
Effect of dilutive employee stock options.............................             --           --              --
                                                                            ----------   ----------       ---------
Fully diluted weighted average shares o/s-denominator for fully
   Diluted EPS........................................................     16,882,919    14,445,283       9,961,077
                                                                           ==========    ==========       =========
Basic earnings per common share.......................................       $  (4.36)     $  (2.06)         $ 0.18
Fully diluted earnings per common share...............................       $  (4.36)     $  (2.06)         $ 0.18

     The computation of fully diluted EPS in 2001, 2000, and 1999, does not take into account the effect of any outstanding common stock equivalents since their inclusion would be antidilutive. The number of shares related to common stock equivalents that would have been included in both 2001 and 2000 were 12,089 shares.


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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTOR SAVINGS

     Subordinated Investor Savings were $231.1 and $165.2 million at December 31, 2001 and 2000, respectively. These instruments bear interest at rates ranging from 5% - 9% and mature at various dates throughout 2002 and 2003. There is no active market for these instruments and it is not practicable to estimate fair value.

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

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                       2001                 2000
                                                                       ------               ----
                                                                  CARRYING    FAIR     CARRYING    FAIR
                                                                   AMOUNT     VALUE     AMOUNT    VALUE
                                                                  --------    -----    --------   -----
                                                                             (IN THOUSANDS)
Financial Assets:
     Cash and cash equivalents.................................    $26,352    $26,352    $3,691    $3,691
     Restricted cash...........................................      7,345      7,345     5,066     5,066
     Loans receivable, net.....................................     44,739     44,739    51,699    52,731
     Residual receivable.......................................     49,270     49,270    58,877    58,877

Financial Liabilities:
     Revolving warehouse lines and notes payable to banks
        and other .............................................    $25,621    $25,621   $29,304   $26,304
     Senior unsecured debt.....................................      6,250      2,813    11,214     4,300
     Commitments to extend credit..............................         --         --        --        --


NOTE 26. CONSOLIDATING CONDENSED FINANCIAL DATA OF THE COMBINED SUBSIDIARIES THAT GUARANTEED SENIOR DEBT

     The Subsidiary Guarantors of the Company's Senior Notes at December 31, 2001 consist of the following wholly owned subsidiaries of the Company:

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

     As of December 31, 2001, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries.

     A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated Maryland Limited Liability Company, on December 2, 1998. Since not all assets of this subsidiary were sold, the guaranty was not released.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                    COMBINED
                                                               WHOLLY-OWNED    COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                     -------  ------------   ------------- ------------ ------------
ASSETS
Cash and cash equivalents.........................      $   1    $   26,350        $     1     $   --     $  26,352
Restricted cash...................................         66         7,279            --          --         7,345
Loans receivable:
    Loans receivable..............................      1,029        50,776            --          --        51,805
    Notes receivable from affiliates..............      6,026       126,995         18,887    (151,908)         --
                                                     ---------  -----------     ----------- ----------- -----------
      Total loans receivable......................      7,055       177,771         18,887    (151,908)      51,805
    Less allowance for credit losses on loans.....       (250)       (5,601)           --          --        (5,851)
    Less deferred loan fees.......................        --         (1,215)           --          --        (1,215)
    Plus deferred loan costs......................        --            --             --          --           --
                                                      -------   -----------     ---------- -----------  -----------
      Net loans receivable........................      6,805       170,955         18,887    (151,908)      44,739
Other Receivables:
    Income tax....................................        --            596            --          --           596
    Accrued interest receivable...................        199         1,788            --          --         1,987
    Other receivables.............................        --          9,608            --          --         9,608
                                                      -------   -----------     ---------- -----------  -----------
      Total other receivables.....................        199        11,992            --          --        12,191
Investment in subsidiaries........................     51,653        45,418            --      (97,071)          --
Residual receivables, net.........................        --         13,406         35,864         --        49,270
Net property and equipment........................        --         19,941            --          --        19,941
Real estate and personal property acquired through
  Foreclosure.....................................        --            603            --          --           603
Net  excess  of cost  over net  assets  of  acquired       33        18,192            --          --        18,225
businesses........................................
Deferred income tax asset, net....................        --            --             --          --           --
Other assets......................................         90         8,726            --          --         8,816
                                                      -------    ----------     ----------  ----------  -----------
      TOTAL ASSETS................................    $58,847    $  322,862     $   54,752  $ (248,979) $   187,482
                                                      =======    ==========     ==========  ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Revolving  warehouse  lines of credit  and notes
payable                                               $   --     $   25,621     $      --   $      --   $    25,621
     to banks.....................................
Investor savings:
    Notes payable to investors....................        --        200,978            --          --       200,978
    Subordinated debentures.......................        --         30,125            --          --        30,125
                                                     --------    ----------     ----------  ----------   ----------
      Total investor savings......................        --        231,103            --          --       231,103
Senior unsecured debt.............................      6,250            --            --          --         6,250
Accounts payable and accrued liabilities..........         6          6,204            --          --         6,210
Remittances payable...............................        --          1,186            --          --         1,186
Income taxes payable..............................        --            555            --          --           555
Accrued interest payable..........................        170           513            --          --           683
Due to (from) affiliates..........................    142,947         6,027          9,334    (158,308)         --
                                                    ---------    ----------     ----------  ----------   ----------
      Total other liabilities.....................    143,123        14,485          9,334    (158,308)       8,634
Subordinated debt to affiliates...................        --            --             --          --           --
                                                    ---------    ----------     ----------  ----------   ----------
      Total liabilities...........................    149,373       271,209          9,334    (158,308)     271,608
MINORITY INTEREST.................................        --            --             --          --           --
SHAREHOLDERS' EQUITY:
    Common stock..................................         17         1,000              2      (1,002)          17
    Preferred stock...............................     10,000                                                10,000
    Capital in excess of par value................     46,659       235,215         48,807    (284,022)      46,659
Note receivable from shareholder..................     (5,700)       (5,700)            --       5,700       (5,700)
Retained earnings (deficit).......................   (141,502)     (178,862)        (3,391)    188,653     (135,102)
                                                    ---------    ----------     ----------  ----------   ----------
      Total shareholders' equity..................    (90,526)       51,653         45,418     (90,671)     (84,126)
                                                    ---------    ----------     ----------  ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $ 58,847    $  322,862     $   54,752  $ (248,979)   $ 187,482
                                                     ========    ==========     ==========  ==========    =========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                    COMBINED
                                                               WHOLLY-OWNED    COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                     -------  ------------   ------------- ------------ ------------
ASSETS
Cash and cash equivalents.........................     $  100     $   3,590        $     1     $   --      $  3,691
Restricted cash...................................         66         5,000            --          --         5,066
Loans receivable:
    Loans receivable..............................      1,087        57,396            --          --        58,483
    Notes receivable from affiliates..............      7,847        95,448         14,083    (117,378)         --
                                                      -------     ---------        -------    --------     --------
      Total loans receivable......................      8,934       152,844         14,083    (117,378)      58,483
    Less allowance for credit losses on loans.....       (250)       (4,402)           --          --        (4,652)
    Less deferred loan fees.......................        --         (2,339)           --          --        (2,339)
    Plus deferred loan costs......................        --            207            --          --           207
                                                      -------     ---------        -------    --------     --------
      Net loans receivable........................      8,684       146,310         14,083    (117,378)      51,699
Other Receivables:
    Income tax....................................        --            318            --          --           318
    Accrued interest receivable...................         80         1,737            --          --         1,817
    Other receivables.............................        --         11,497            --          --        11,497
                                                     --------     ---------        -------    --------     --------
      Total other receivables.....................         80        13,552            --          --        13,632
Investment in subsidiaries........................     89,558        45,147            --     (134,705)         --
Residual receivables, net.........................        --         19,123         39,754         --        58,877
Net property and equipment........................        --         21,430            --          --        21,430
Real estate and personal property acquired through        --          1,281            --          --         1,281
  Foreclosure.....................................
Net  excess  of cost  over net  assets  of  acquired       35        19,588            --          --        19,623
businesses........................................
Deferred income tax asset, net....................      1,810        20,190            --          --        22,000
Other assets......................................      1,220         3,502            --          --         4,722
                                                    ---------    ----------     ----------  ----------    ---------
      TOTAL ASSETS................................  $ 101,553    $  298,713     $   53,838  $ (252,083)   $ 202,021
                                                    =========    ==========     ==========  ==========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Revolving warehouse lines of credit and notes
     payable to banks ............................     $  --     $   29,303     $      --   $      --     $  29,303
Investor savings:
    Notes payable to investors....................        --        146,087            --          --       146,087
    Subordinated debentures.......................        --         19,117            --          --        19,117
                                                     --------    ----------     ----------   ---------    ---------
      Total investor savings......................        --        165,204            --          --       165,204
Senior unsecured debt.............................     11,214            --            --          --        11,214
Accounts payable and accrued liabilities..........        --          4,637            --          --         4,637
Remittances payable...............................        --          1,201            --          --         1,201
Income taxes payable..............................        --            347            --          --           347
Accrued interest payable..........................        328           610            --          --           938
Due to (from) affiliates..........................    100,840         7,852          8,686    (117,378)         --
                                                     --------    ----------     ----------   ---------    ---------
      Total other liabilities.....................    101,168        14,647          8,686    (117,378)       7,123
Subordinated debt to affiliates...................
                                                          --            --             --          --           --
                                                     --------    ----------     ----------   ---------    ---------
      Total liabilities...........................    112,382       209,154          8,686    (117,378)     212,844
MINORITY INTEREST.................................        (1)             1              6          (1)           5
SHAREHOLDERS' EQUITY:
    Common stock..................................         17         1,000              2      (1,002)          17
    Preferred stock...............................     10,000                                                10,000
    Capital in excess of par value................     46,643       203,739         48,807    (252,546)      46,643
Note receivable from shareholder..................     (5,985)       (5,985)            --       5,985       (5,985)
Retained earnings (deficit).......................    (61,503)     (109,196)        (3,663)    112,859      (61,503)
                                                     --------    ----------     ----------   ---------    ---------
      Total shareholders' equity..................    (10,828)       89,558         45,146    (134,704)     (10,828)
                                                      --------       -------        -------   ---------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $ 101,553    $  298,713     $   53,838  $ (252,083)   $ 202,021
                                                    =========    ==========     ==========  ==========    =========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           COMBINED
                                                          WHOLLY-OWNED    COMBINED
                                                PARENT     GUARANTOR    NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                               --------   ------------  ------------- ------------ ------------
REVENUES:
    Interest income..........................     $ 647     $   19,477      $    --    $  (12,115)    $  8,009
    Servicing income.........................       --          33,693       (29,425)         --         4,268
    Gain on sale of loans:
      Gross gain on sale of loans............       --          12,807           --           --        12,807
      Loan fees, net.........................       --          22,013           --           --        22,013
                                                -------     ----------      --------   ----------     --------
          Total gain on sale of loans........       --          34,820           --           --        34,820
Other revenues...............................         6          1,433           --          (172)       1,267
                                                -------     ----------      --------   ----------     --------
          Total revenues.....................       653         89,423       (29,425)     (12,287)      48,364
                                              ---------     ----------      --------   ----------     --------
EXPENSES:
    Interest  .                                  12,744         19,980           --       (12,115)      20,609
    Provision for credit losses..............       --           9,283           --        (6,400)       2,883
    Costs on REO and defaulted loans.........       --           1,419           --           --         1,419
    Fair value write-down of residual receivables   --          42,049       (31,559)         --        10,490
    Salaries, wages and employee benefits....       --          37,595           --           --        37,595
    Business development costs...............       --           9,169           --           --         9,169
    Restructuring charges....................       --             873           --           --           873
    Other general and administrative expense.       264         18,327           --          (172)      18,419
                                              ---------     ----------      --------   ----------    ---------
          Total expenses.....................    13,008        138,695       (31,559)     (18,687)     101,457
                                              ---------     ----------      --------   ----------    ---------
Income (loss) before income taxes, minority
  Interest, equity in undistributed earnings (loss)
  of Subsidiaries, and extraordinary item ...   (12,355)       (49,272)        2,134        6,400      (53,093)
Equity in undistributed earnings (loss) of
  Subsidiaries...............................   (69,665)         2,132           --        67,533          --
                                              ----------    ----------      --------   ----------    ---------
Income (loss) before income taxes, minority
  Interest, and extraordinary item...........   (82,020)       (47,140)        2,134       73,933      (53,093)
Provision (benefit) for income taxes.........       --          22,524           --           --        22,524
                                              ---------     ----------      --------   ----------    ---------
Income (loss) before minority interest and
  Extraordinary item.........................   (82,020)       (69,664)        2,134       73,933      (75,617)
Minority interest in earnings of subsidiaries        (1)            (1)           (2)         --            (4)
                                              ---------     ----------      --------   ----------    ----------
Income (loss) before extraordinary item......   (82,021)       (69,665)        2,132       73,933      (75,621)
Extraordinary  item-gain on  extinguishment of
  debt, net of $0 tax .......................     2,022            --            --           --         2,022
                                              ---------     ----------     ---------    ---------    ---------
Net income (loss)............................ $ (79,999)    $  (69,665)    $   2,132    $  73,933    $ (73,599)
                                              =========     ==========     =========    =========    =========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           COMBINED
                                                          WHOLLY-OWNED   COMBINED
                                                PARENT     GUARANTOR   NON-GUARANTOR
                                               COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                              ---------  ------------  ------------- ------------ ------------
REVENUES:
    Interest income..........................   $ 1,081     $   14,584      $    --     $  (3,473)   $  12,192
    Servicing income.........................       --           5,327         2,070          --         7,397
    Gain on sale of loans:
      Gross gain on sale of loans............       --           9,801           --           --         9,801
      Loan fees, net.........................       --          16,430           --           --        16,430
                                              ---------     ----------      --------    ---------    ---------
          Total gain on sale of loans........       --          26,231           --           --        26,231
Other revenues...............................       --           1,792           --           (57)       1,735
                                              ---------     ----------      --------    ---------    ---------
          Total revenues.....................     1,081         47,934         2,070       (3,530)      47,555
                                              ---------     ----------      --------    ---------    ---------
EXPENSES:
    Interest ................................     4,038         18,883           --        (3,473)      19,448
    Provision for credit losses..............       719          2,440           --           --         3,159
    Costs on REO and defaulted loans.........       --           3,451           --           --         3,451
    Fair value write-down of residual receivables   --           7,850        (5,571)         --         2,279
    Salaries, wages and employee benefits....       --          29,116           --           --        29,116
    Business development costs...............       --           8,615           --           --         8,615
    Restructuring charges....................       --           2,375           --           --         2,375
    Other general and administrative expense.       182         18,832           --           (59)      18,955
                                              ---------     ----------      --------    ---------    ---------
          Total expenses.....................     4,939         91,562        (5,571)      (3,532)      87,398
                                              ---------     ----------      --------    ---------    ---------
Income (loss) before income taxes, minority
  Interest, equity in undistributed earnings
  (Loss) of subsidiaries, and extraordinary item (3,858)       (43,628)        7,641            2      (39,843)
Equity in undistributed earnings (loss) of
  Subsidiaries...............................   (24,833)          (972)          --        25,805          --
                                              ---------     ----------      --------    ---------    ---------
Income (loss)  before  income taxes,  minority
  Interest, and extraordinary item ..........   (28,691)       (44,600)        7,641       25,807      (39,843)
Provision (benefit) for income taxes.........     1,700        (11,156)          --           --        (9,456)
                                              ---------     ----------      --------    ---------    ---------
Income (loss) before minority interest and
  Extraordinary item.........................   (30,391)       (33,444)        7,641       25,807      (30,387)
Minority interest in earnings of subsidiaries       --               1            (4)          (1)          (4)
                                              ---------     ----------      --------    ---------    ---------
Income (loss) before extraordinary item......   (30,391)       (33,443)        7,637       25,806      (30,391)
Extraordinary item-gain on extinguishment of
  debt, net of $0 tax .......................       579            --            --           --           579
                                              ---------     ----------     ---------    ---------    ---------
Net income (loss)............................ $ (29,812)    $  (33,443)    $   7,637    $  25,806    $ (29,812)
                                              =========     ==========     =========-   =========-   =========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                    COMBINED
                                                            WHOLLY-OWNED     COMBINED
                                                   PARENT    GUARANTOR     NON-GUARANTOR
                                                  COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                  -------   ------------   -------------  ------------ ------------
REVENUES:
   Interest income..............................   $ 3,523       $  7,996         $   --    $ (3,233)     $ 8,286
   Servicing income.............................       --           5,883          3,930         --         9,813
   Gain on sale of loans:
     Gross gain on sale of loans................       --           6,216            --          --         6,216
     Loan fees, net.............................       --           3,313            --          --         3,313
                                                 ---------      ---------       ---------   ---------     -------
          Total gain on sale of loans...........       --           9,529             --         --         9,529
Other revenues..................................         8          1,774                       (173)       1,609
                                                 ---------      ---------       ---------   --------      -------
          Total revenues........................     3,531         25,182          3,930      (3,406)      29,237
                                                 ---------      ---------       ---------   --------      -------
EXPENSES:
     Interest...................................     4,376         15,195             --      (3,233)      16,338
     Provision for credit losses................       --           3,339             --         --         3,339
     Costs on REO and defaulted loans...........       --           3,018             --         --         3,018
     Fair value write-down of residual
        receivables.............................       --           2,556            771         --         3,327
     Salaries, wages and employee
        benefits................................       --          20,359             --         --        20,359
     Business development costs.................       --           4,804             --         --         4,804
     Restructuring charges......................       --             --              --         --           --
     Other general and administrative
        expense.................................       377         12,918              1        (173)      13,123
                                                 ---------      ---------       --------    --------     --------
          Total expenses........................     4,753         62,189            772      (3,406)      64,308
                                                 ---------      ---------       --------    --------     --------
Income (loss) before income taxes, minority Interest, equity in undistributed earnings (loss) of subsidiaries, and extraordinary
   item.........................................    (1,222)       (37,007)         3,158         --       (35,071)
Equity in undistributed earnings (loss) of
   Subsidiaries.................................   (26,463)           --             --       26,463          --
                                                 ---------      ---------       --------    --------     --------
Income (loss) before income taxes, minority
   Interest, and extraordinary item.............   (27,685)       (37,007)         3,158      26,463      (35,071)
Provision (benefit) for income taxes............       --          (7,394)           --          --        (7,394)
                                                 ---------      ---------       --------    --------     ---------
Income (loss) before minority interest and
   Extraordinary item...........................   (27,685)       (29,613)         3,158      26,463      (27,677)
Minority interest in earnings of
   Subsidiaries.................................       --              (8)           --          --            (8)
                                                 ---------      ---------       --------    --------     --------
Income (loss) before extraordinary item.........   (27,685)       (29,621)         3,158      26,463      (27,685)
Extraordinary item-gain on extinguishment
   of debt, net of $0 tax.......................    29,500            --             --          --        29,500
                                                 ---------      ---------       --------    --------     --------
Net income (loss)...............................   $ 1,815      $ (29,621)      $  3,158    $ 26,463     $  1,815
                                                   =======      =========       ========    ========     ========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  COMBINED
                                                               WHOLLY-OWNED     COMBINED
                                                      PARENT     GUARANTOR   NON-GUARANTOR
                                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
Operating Activities:
    Net income (loss).............................  $ (79,999)    $  (69,665)    $    2,132    $  73,933 $  (73,599)
    Extraordinary Gain on retirement of senior
      unsecured debt..............................     (2,022)           --            --           --       (2,022)
                                                    ---------     ----------     ----------    --------- ----------
Income (loss) from continuing operations..........    (82,021)       (69,665)         2,132       73,933    (75,621)
Adjustments to reconcile net income (loss) to net
  Cash provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiaries   69,665         (2,132)           --       (67,533)      --
    Depreciation and amortization.................          2          3,895            --           --       3,897
    Fair market writedown of residual receivable.         --          10,490            --           --      10,490
    Provision (benefit) for deferred income taxes.     (1,810)        23,810            --           --      22,000
    Provision for credit losses...................        --           2,883            --           --       2,883
    Provision for impairment on loans.............      6,400            --             --        (6,400)       --
    Provision for losses on real estate owned.....         --            638            --           --         638
    Minority interest in earnings of subsidiaries.         --             (3)             3          --         --
    Net decrease in deferred loan cost............         --            479            --           --         479
    Net increase (decrease) in unearned discount and
      deferred loan fees..........................         --         (1,396)           --           --      (1,396)
    Loans originated with intent to sell..........         --       (644,795)           --           --    (644,795)
    Principal proceeds from sold loans............         --        643,950            --           --     643,950
    Proceeds from securitization of loans.........         --          6,399            --           --       6,399
    Other ........................................         --         (2,041)           --           --      (2,041)
    Changes in operating assets and liabilities
      increasing (decreasing) cash................         853        (8,617)         3,889                  (3,875)
                                                      --------    ----------     ----------    --------- ----------
        Net cash provided by (used in) operating
          activities..............................      (6,911)      (36,105)         6,024         --      (36,992)
Investing Activities:
    Loans originated for investment purposes......          58        (6,948)          --           --       (6,890)
    Principal collections on loans not sold.......         --          8,014           --           --         8,014
    Proceeds from sale of real estate and personal
      property acquired through foreclosure                --          1,440           --           --         1,440
    Proceeds from the sale of property and equipment       --            732           --           --           732
    Purchase of property and equipment............         --         (3,219)          --           --       (3,219)
                                                      --------    ----------     ---------    --------- -----------
        Net cash provided by (used in) investing
          activities..............................          58            19           --           --           77
Financing Activities:
    Advances on warehouse lines of credit.........         --        610,368           --           --      610,368
    Payments on warehouse lines of credit.........         --       (612,386)          --           --     (612,386)
    Retirement of senior unsecured debt...........      (2,942)          --            --           --       (2,942)
    Net increase (decrease) in notes payable to banks      --         (1,664)          --           --       (1,664)
    Net increase (decrease) in notes payable to
       investors .................................         --         54,891           --           --       54,891
    Net increase (decrease) in subordinated
       debentures ................................         --         11,008           --           --       11,008
    Advances (to) from subsidiary.................       9,695        (3,678)       (6,017)         --          --
    Note receivable from shareholder..............         --            285           --           --          285
    Proceeds from issuance of additional common stock      --             16           --           --           16
    Other ........................................         --              7            (7)         --          --
                                                     ---------     ---------     ---------    --------- -----------
        Net cash provided by (used in) financing
          activities..............................       6,753        58,847        (6,024)         --       59,576
                                                     ---------     ---------     ---------    --------- -----------
        Net increase (decrease) in cash and cash
          equivalents.............................       (100)        22,761           --           --       22,661
Cash and Cash Equivalents, Beginning of Year......        101          3,589             1          --        3,691
                                                     --------      ---------     ---------    --------- -----------
Cash and Cash Equivalents, End of Year............          1         26,350             1          --       26,352
                                                     ========      =========     =========    ========= ===========


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                    COMBINED
                                                               WHOLLY-OWNED     COMBINED
                                                      PARENT     GUARANTOR   NON-GUARANTOR
                                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED

OPERATING ACTIVITIES:
    Net income (loss).............................  $ (29,812)    $  (33,443)    $   7,637    $  25,806   $ (29,812)
    Extraordinary Gain on retirement of senior
     unsecured debt ..............................       (579)           --            --           --         (579)
                                                    ---------     ----------     ---------    ---------   ---------
Income (loss) from continuing operations..........    (30,391)       (33,443)        7,637       25,806     (30,391)
Adjustments to reconcile net income (loss) to net
  Cash provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiaries   24,833            972           --       (25,805)        --
    Depreciation and amortization.................          3          4,711           --           --        4,714
    Fair market writedown of residual receivable.         --           2,279           --           --        2,279
    Benefit for deferred income taxes.............     (1,700)        (8,300)          --           --      (10,000)
    Provision for credit losses...................        719          2,440           --           --        3,159
    Provision for losses on real estate owned.....        --             952           --           --          952
    Net decrease in deferred loan cost............        --             239           --           --          239
    Net increase (decrease) in unearned discount and
     deferred loan fees...........................        --           1,609           --           --        1,609
    Loans originated with intent to sell..........        --        (567,421)          --           --     (567,421)
    Principal proceeds from sold loans............        --         508,690           --           --      508,690
    Proceeds from securitization of loans.........        --          50,554           --           --       50,554
    Other ........................................        --             652           --           --          652
    Changes in operating assets and liabilities
     increasing (decreasing) cash.................      5,238        (36,467)        3,472          --      (27,757)
                                                    ---------    -----------     ---------    ---------   ---------
      Net cash provided by (used in) operating
        activities................................     (1,298)       (72,533)       11,109            1     (62,721)
INVESTING ACTIVITIES:
    Loans originated for investment purposes......        --            (345)          --           --         (345)
    Loans purchased for investment purposes.......     (1,087)        (2,080)          --           --       (3,167)
    Principal collections on loans not sold.......        --          41,266           --           --       41,266
    Purchase of REO and loans from securitization
     trusts.......................................        --          (2,978)          --           --       (2,978)
    Proceeds  from sale of real estate and  personal
     property acquired through foreclosure .......        --          10,067           --           --       10,067
    Proceeds from the sale of property and equipment      --              54           --           --           54
    Purchase of property and equipment............        --            (164)          --           --         (164)
    Other ........................................        --             111           --           --          111
                                                     --------    -----------     ---------    ---------   ---------
      Net cash provided by (used in) investing
        activities................................     (1,087)        45,931           --           --       44,844
FINANCING ACTIVITIES:
    Advances on warehouse lines of credit.........        --         702,518           --           --      702,518
    Payments on warehouse lines of credit.........        --        (722,618)          --           --     (722,618)
    Retirement of senior unsecured debt...........       (341)           --            --           --         (341)
    Net increase (decrease) in notes payable to banks     --            (501)                                  (501)
    Net increase (decrease) in notes payable to investors --          19,022           --           --       19,022
    Net increase (decrease) in subordinated debentures    --           1,406           --           --        1,406
    Advances (to) from subsidiary.................      2,551          8,546       (11,096)          (1)        --
    Proceeds from issuance of additional common stock      73            --             --          --           73
    Note receivable from shareholder..............         --         (4,000)           --          --       (4,000)
    Other ........................................         --             13           (13)         --          --
                                                     --------    -----------     ---------    ---------   ---------
      Net cash provided by (used in) financing
        activities................................      2,283          4,386       (11,109)          (1)     (4,441)
                                                     --------    -----------     ---------    ---------   ---------
      Net increase (decrease) in cash and cash
        equivalents...............................       (102)       (22,216)          --           --      (22,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......        202         25,806             1          --       26,009
                                                     --------    -----------     ---------    ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR............        100          3,590             1          --        3,691
                                                     ========    ===========     =========    =========   =========

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        COMBINED
                                                              WHOLLY-OWNED    COMBINED
                                                     PARENT    GUARANTOR    NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                    -------   ------------  ------------  ------------ ------------
OPERATING ACTIVITIES:
  Net income (loss)..............................   $ 1,815     $  (29,621)    $   3,158    $  26,463     $  1,815
  Extraordinary  Gain  on  retirement of senior
    unsecured debt ..............................   (29,500)           --            --           --       (29,500)
                                                    --------           ----          ----         ----     --------
Income (loss) from continuing operations.........   (27,685)       (29,621)        3,158       26,463      (27,685)
Adjustments  to reconcile net income (loss) to net
cash
  Provided by (used in) operating activities:
    Equity in undistributed earnings of
subsidiaries.....................................    26,463            --            --       (26,463)         --
    Depreciation and amortization................         2          2,690           --           --         2,692
    Fair market writedown of residual receivable.       --           3,327           --           --         3,327
    Benefit for deferred income taxes............       --          (7,849)          --           --        (7,849)
    Provision for credit losses..................       --           3,339           --           --         3,339
    Loss (gain) on real estate acquired through
     Foreclosure.................................       --           2,665           --           --         2,665
    Loans originated with intent to sell.........       --        (244,086)          --           --      (244,086)
    Principal proceeds from sold loans...........       --         220,410           --           --       220,410
    Proceeds from securitization of loans........       --          59,630           --           --        59,630
    Other .......................................       --            (168)          --           --          (168)
    Changes in  operating  assets and  liabilities
     increasing (decreasing) cash ...............    (1,999)        28,060        (31,120)        --        (5,059)
                                                   --------     ----------     ----------    --------    ---------
      Net cash provided by (used in) operating
        Activities...............................    (3,219)        38,397       (27,962)         --         7,216

INVESTING ACTIVITIES:
  Loans originated for investment purposes.......       --            (762)          --           --          (762)
  Loans purchased for investment purposes........       --          (1,413)          --           --        (1,413)
  Principal collections on loans not sold........       --          19,718           --           --        19,718
  Purchase of REO and loans from securitization
    Trusts.......................................       --          21,530       (32,006)         --       (10,476)
  Proceeds  from sale of real estate and  personal
property                                                --           9,774           --           --         9,774
    Acquired through foreclosure.................
  Proceeds from the sale of property and equipment      --             235           --           --           235
  Purchase of property and equipment.............       --            (532)          --           --          (532)
  Other .........................................       --             167           --           --           167
                                                  ---------     ----------     ---------     --------    ---------
      Net cash provided by (used in) investing
        Activities...............................       --          48,717       (32,006)         --        16,711

FINANCING ACTIVITIES:
  Advances on warehouse lines of credit..........       --         292,020           --           --       292,020
  Payments on warehouse lines of credit..........       --        (290,948)          --           --      (290,948)
  Retirement of senior unsecured debt............   (45,016)           --            --           --       (45,016)
  Net increase (decrease) in notes payable to
    investors ...................................       --           8,479           --           --         8,479
  Net increase (decrease) in subordinated debentures    --             405           --           --           405
  Advances (to) from subsidiary..................    48,012        (38,006)      (10,008)           2          --
  Proceeds from issuance of additional common stock     229            --              2           (2)         229
  Other .........................................       --         (67,473)       67,473          --           --
                                                  ---------      ---------     ---------      -------    ---------
      Net cash provided by (used in) financing
        Activities...............................     3,225        (95,523)       57,467          --       (34,831)
                                                  ---------      ---------     ---------      -------    ---------
      Net increase (decrease) in cash and cash
        Equivalents..............................         6         (8,409)       (2,501)         --       (10,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....       196         34,215         2,502          --        36,913
                                                  ---------      ---------     ---------      -------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...........       202         25,806             1          --        26,009
                                                  =========      =========     =========      =======    =========



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

          1. Financial Statements for Homegold Financial, Inc.:

                   The  Financial   Statements   are  listed  in  the  index  to
                   Consolidated Financial Statements on page 42 of this Report.

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


                                 HOMEGOLD FINANCIAL, INC.
                                 Registrant


                                 /s/ RONALD J. SHEPPARD
                                 ----------------------------------------------
                                 By:  RONALD J. SHEPPARD
                                      CHIEF EXECUTIVE OFFICER

Date:   April 15, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                        TITLE


                                          Director
 ----------------------------------
    J. ROBERT PHILPOTT, JR.

     /s/ RONALD J. SHEPPARD               Chief Executive Officer
 ----------------------------------
       RONALD J. SHEPPARD

   /s/ JOHN M. STERLING, JR.              Chairman of the Board of
 ----------------------------------       Directors
     JOHN M. STERLING, JR.

     /s/ FORREST E. FERRELL               President
 ----------------------------------
       FORREST E. FERRELL

                                          Director
 ----------------------------------
      TECUMSEH HOOPER, JR.

     /s/ TOBE C.B. CHILDERS               Director
 ----------------------------------
       TOBE C.B. CHILDERS

      /s/ KEVIN G. MARTIN                 Chief Financial Officer
 ----------------------------------
        KEVIN G. MARTIN

       /s/ PAUL BANNINGER                 Director
 ----------------------------------
         PAUL BANNINGER

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

4.1.3 Officers' Certificate and Opinion of Counsel dated March 18, 1998, and Notice to Trustee dated March 30, 1998, for release from Guarantees of The Loan Pro$, Inc. and Premier Financial Services,
           Inc.: Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.3).

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

4.1.6 Officers' Certificate, Opinion of Counsel and Notice to Trustee dated November 13, 1998, for release from Guarantees of Emergent Business Capital, Inc., Emergent Business Capital Equity Group, Inc.(f/k/a/ Emergent Equity Advisors, Inc.) and Emergent Commercial Mortgage,
           Inc.: Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 2, 2000 for the year ended December 31, 1999, Commission File No. 000-08909 (Exhibit 4.1.6).

4.1.7 Supplemental Indenture #2, effective as of November 14, 2001 deleting certain covenants, events of default and definitions.

4.2 Registration Rights Agreement dated May 9, 2000 between the Company and the individuals listed on Schedule 1 thereto: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.10).

4.3        Form of Stock Restriction Agreement and schedule of parties thereto:
           Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.11). See exhibits 3.1.1 through 3.2 above.

4.4 Shareholder Rights Agreement dated January 29,2002 by and between the Company and First Union National Bank as Rights Agent: Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on January 29, 2002, Commission File No. 000-08909.

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

10.6.1 Severance Agreement dated April 28, 2000 between the Company and Keith B. Giddens: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.5).

10.6.2     Severance Agreement dated May 12, 2000 between the Company and John
           W. Crisler: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.6).

10.6.3 Form of Severance Agreement between the Company and employees listed in the schedule therewith: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.7).

10.7       Employment Agreement dated May 9, 2000 between the Company and Ronald
           J. Sheppard: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.8).

10.8.1 Mutual Indemnity Agreement dated May 9, 2000 between Ronald J. Sheppard and the Company: Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.9).

10.8.2 Agreement dated January 30, 2001, by and between HomeGold Financial, Inc. and Ronald J. Sheppard: Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 17, 2001, Commission File No. 000-08909.

10.9.1 Amended and Restated $40,000,000 Warehousing Line of Revolving Credit Agreement by and between HomeGold, Inc. and Household Commercial Financial Services, Inc. dated as of June 11, 2001:
           Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001 for the quarter ended June 30, 2001, Commission File No. 000-08909 (Exhibit 10.16.10).

10.9.2 Consent and Reaffirmation Agreement dated June 11, 2001 relating thereto of Carolina Investors, Inc. and HomeGold Financial, Inc.

10.9.3 Security Agreement dated May 2, 2000 of HomeGold, Inc., the other entities listed on the signature pages thereto and Household Commercial Financial Services, Inc.: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.4.2).

10.9.4 Guaranty dated May 2, 2000 of HomeGold Financial, Inc. and certain of its subsidiaries: Incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 for the quarter ended March 31, 2000, Commission File No. 000-08909 (Exhibit 10.4.3).

10.9.5 Amended and Restated Forbearance Agreement between HomeGold, Inc. and Household Commercial Financial Services, Inc. dated November 30, 2001.

10.9.6 Mortgage and Security Agreement between Carolina Investors, Inc. and Household Commercial Financial Services, Inc. dated April 19, 2001.

10.10.1 Amended and Restated Warehouse Loan and Security Agreement between HomeGold, Inc. and The Provident Bank.

10.10.2 Servicing Agreement by and between The Provident Bank and HomeGold Financial, Inc. dated October 25, 2000: Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 17, 2001, Commission File No. 000-08909

10.10.3 Mortgage of Real Estate from HomeGold, Inc. to the Provident Bank dated September 28, 2001.

10.11 Master Repurchase Agreement between Impac Warehouse Lending Group and HomeGold, Inc. dated July 6, 2001.

10.12.1 Assumption of Debt and Contribution to Capital Agreement effective December 31, 2000 by and between HomeGold Financial, Inc., HomeGold, Inc. and Carolina Investors, Inc.: Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 17, 2001, Commission File No. 000-08909

10.12.2 Amended and Restated Revolving Promissory Note dated March 26, 2002 effective December 31, 2001, in principal amount of up to $175,000,000 by HomeGold Financial, Inc. to Carolina Investors, Inc.

10.12.3 Guaranty and Security Agreement effective December 31, 2000 by and between HomeGold, Inc. and Carolina Investors, Inc.: Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 17, 2001, Commission File No. 000-08909

10.12.4 Secured Revolving Promissory Note dated January 2, 2001, in principal amount of up to $75,000,000 by HomeGold, Inc. to Carolina Investors,
           Inc.: Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 17, 2001, Commission File No. 000-08909

10.12.5 Assumption of Debt and Contribution to Capital Agreement effective December 31, 2001 by and between HomeGold Financial, Inc., HomeGold, Inc. and Carolina Investors, Inc.

10.13      See exhibits 2.1.1 through 4.3 above.

21.0       Listing of subsidiaries.

23.1 Consent of Elliott Davis, LLC to include Report of Independent Auditors for the three years ended December 21, 2001.