Form 10-Q
period 2002-03-31
HOMEGOLD FINANCIAL INC
filed 2002-05-20
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         COMMISSION FILE NUMBER 000-8909

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


                              1021 BRIARGATE CIRCLE
                         COLUMBIA, SOUTH CAROLINA 29210
                    (Address of Principal Executive Offices)

                                  803-365-2500
              (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each Class:                               Outstanding at April 30, 2002
-------------------------------------------------  -----------------------------
COMMON  STOCK, PAR VALUE $0.001 PER SHARE                    16,912,594

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of March 31, 2002 and December 31, 2001                              3

                       Consolidated Statements of Operations
                           for the Three Months Ended March 31, 2002 and 2001                      4

                       Consolidated Statements of Shareholders' Deficit
                           for the Three Months Ended March 31, 2002 and 2001                      5

                       Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 2002 and 2001                      6

                       Notes to Consolidated Financial Statements                                  7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          20

Item 3.             Disclosures about Market Risk                                                 29

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             30

Item 3.             Defaults Upon Senior Securities                                               30

Item 6.             Exhibits and Reports on Form 8-K                                              30



                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                           MARCH 31,            DECEMBER 31,
                                                                                              2002                  2001
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------

Cash and cash equivalents                                                               $         23,341      $        26,352
Restricted cash                                                                                    7,623                7,345

Loans receivable                                                                                  56,291               51,805
   Less allowance for credit losses on loans                                                      (5,767)              (5,851)
   Less deferred loan fees, net                                                                   (1,224)              (1,215)
                                                                                        ------------------    -----------------
         Net loans receivable                                                                     49,300               44,739

Income taxes receivable                                                                               15                  596
Accrued interest receivable                                                                        2,283                1,987
Other receivables                                                                                  7,138                9,608
Residual receivable, net                                                                          50,024               49,270
Property and equipment, net                                                                       20,034               19,941
Real estate and personal property acquired through foreclosure                                     1,056                  603
Goodwill, net of accumulated amortization of $3,110 in 2002 and 2001                              19,107               18,225
Debt origination costs, net                                                                           82                   90
Servicing asset                                                                                      526                  563
Prepaid advertising and other assets                                                               9,253                8,163
                                                                                        ------------------    -----------------
TOTAL ASSETS                                                                            $        189,782      $       187,482
                                                                                        ==================    =================

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
   Revolving warehouse lines of credit                                                  $         14,453      $        24,933
   Notes payable to banks                                                                             --                  688

   Investor savings:
        Notes payable to investors                                                               220,435              200,978
        Subordinated debentures                                                                   35,458               30,125
                                                                                        ------------------    -----------------
           Total investor savings                                                                255,893              231,103

   Senior unsecured debt                                                                           6,250                6,250

   Other liabilities:
        Accounts payable and accrued liabilities                                                   4,444                6,210
        Remittances payable                                                                        1,361                1,186
        Income taxes payable                                                                         123                  555
        Accrued interest payable                                                                     816                  683
                                                                                        ------------------    -----------------
           Total other liabilities                                                                 6,744                8,634
                                                                                        ------------------    -----------------

Total liabilities                                                                                283,340              271,608

Minority interest                                                                                    (21)                  --

Shareholders' deficit:
   Preferred stock , par value $1.00 per share- authorized 20,000,000 shares, issued
        and outstanding 10,000,000 shares                                                         10,000                10,000
   Common stock, par value $.001 per share - authorized 100,000,000 shares, issued
        and outstanding 16,912,594 shares                                                             17                    17
   Capital in excess of par value                                                                 46,659                46,659
   Note receivable from shareholder                                                               (5,700)               (5,700)
   Accumulated deficit                                                                          (144,513)             (135,102)
                                                                                        ------------------    ----------------
Total shareholders' deficit                                                                      (93,537)              (84,126)
                                                                                        ------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $        189,782      $        187,482
                                                                                        ==================    =================

See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------------
                                                                           2002                 2001
                                                                     -----------------    -----------------
                                                                       (In thousands, except share data)
REVENUES:
   Interest income                                                   $         2,136       $        2,053
    Servicing income                                                             806                1,116
   Gain on sale of loans                                                       4,064                1,993
    Loan fees, net                                                             7,842                6,069
                                                                     -----------------    -----------------
       Total revenue from loans and investments                               14,848               11,231

   Other revenues                                                                162                  154
                                                                     -----------------    -----------------
       Total revenues                                                         15,010               11,385
                                                                     -----------------    -----------------

EXPENSES:
   Interest                                                                    6,174                4,985
   Cost on real estate owned and defaulted loans                                 176                  531
   Salaries, wages and employee benefits                                      10,251                7,185
   Business development costs                                                  1,849                2,683
   Other general and administrative expenses                                   5,856                5,807
                                                                     -----------------    -----------------
       Total expenses                                                         24,306               21,191
                                                                     -----------------    -----------------

       Loss before income taxes, minority interest and
              extraordinary item                                              (9,296)              (9,806)
Provision for income taxes                                                       149                  190
                                                                     -----------------    -----------------

       Loss before minority interest and extraordinary
              item                                                            (9,445)              (9,996)
Minority interest in (income) loss of subsidiaries                                34                   (1)
                                                                     -----------------    -----------------
          Loss before extraordinary item                                      (9,411)              (9,997)
Extraordinary item-gain on extinguishment of debt, net of $0 tax                  --                   52
                                                                     -----------------    -----------------
       NET LOSS                                                       $       (9,411)      $       (9,945)
                                                                     =================    =================

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK:
              Loss before extraordinary item                          $        (0.56)      $        (0.59)


              Extraordinary item, net of taxes                                  0.00                 0.00
                                                                     -----------------    -----------------
              Net loss                                                $        (0.56)      $        (0.59)
                                                                     =================    =================

Basic and diluted weighted average shares outstanding                     16,912,594           16,848,359
                                                                     =================    =================


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


                                            Common Stock                                     Note
                                       ----------------------   Capital in                Receivable                      Total
                                         Shares                 Excess of      Preferred     from       Accumulated   Shareholders'
                                         Issued       Amount    Par Value        Stock     Shareholder    Deficit        Deficit
                                       ------------  --------  ------------   ----------  ------------- ------------  -------------


Balance at December 31, 2000            16,810,149   $      17   $   46,643    $  10,000    $ (5,985)   $   (61,505)   $  (10,830)
  Shares issued:
        Employee Stock Purchase Plan        58,286          --           --           --          --             --            --
  Collections on note receivable from
        shareholder                             --          --           --           --         178             --           178
  Net loss                                      --          --           --           --          --         (9,945)       (9,945)
                                       ------------  ----------  -----------   ----------   ----------  ------------   -----------

Balance at March 31, 2001               16,868,435   $      17   $   46,643    $  10,000    $ (5,807)   $   (71,450)   $  (20,597)
                                       ============  ==========  ===========   ==========   ==========  ============   ===========

Balance at December 31, 2001            16,912,594   $      17   $   46,659    $  10,000    $ (5,700)   $  (135,102)   $  (84,126)
  Net loss                                      --          --           --           --          --         (9,411)       (9,411)
                                       ------------  ----------  -----------   ----------   ----------  ------------   -----------

Balance at March 31, 2002               16,912,594   $      17   $   46,659    $  10,000    $ (5,700)   $  (144,513)   $  (93,537)
                                       ============  ==========  ===========   ==========   ==========  ============   ===========


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED MARCH
                                                                                     31,
                                                                     ------------------------------------
                                                                          2002                2001
                                                                     ----------------    ----------------
                                                                               (In thousands)

      OPERATING ACTIVITIES:
           Net loss                                                   $       (9,411)    $        (9,945)
           Adjustments to reconcile net loss to net cash
              used in operating activities:
                     Depreciation and amortization                               760               1,091
                     Fair value write-down of REO                                 --                  94
                     Loss (gain) on sale of property and equipment                 4                  (3)
                     Loss on sale of REO                                          83                 125
                     Minority interest in earnings of subsidiary                 (34)                 (1)
                     Net change in deferred loan fees and deferred
                          loan costs                                               9                (193)
                     Gain on retirement of senior unsecured debt                  --                 (52)
                     Loans originated with intent to sell                   (167,461)           (141,667)
                     Proceeds from loans sold                                163,600             118,765
                     Net changes in operating assets and                        (455)             (2,299)
      liabilities
                                                                     ----------------    ----------------
            Net cash used in operating activities                            (12,905)            (34,085)
                                                                     ----------------    ----------------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes             (12,766)                 --
           Principal collections on loans not sold                            11,333              14,943
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                        184                 650
           Proceeds from sale of property and equipment                          861                  14
           Purchase of property and equipment                                 (1,719)               (191)
           Acquisition of Surety Mortgage                                       (388)                 --
           Other                                                              (1,232)                657
                                                                     ----------------    ----------------
           Net cash provided by (used in) investing activities                (3,727)             16,073
                                                                     ----------------    ----------------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit                   106,518             150,240
           Payments on revolving warehouse lines of credit                  (116,999)           (139,410)
           Payments on notes to banks                                           (688)                 --
           Retirement of senior unsecured debt                                    --                 (19)
           Net increase in notes payable to investors                         19,457               8,590
           Net increase in subordinated debentures                             5,333                 669
                                                                     ----------------    ----------------
           Net cash provided by financing activities                          13,621              20,070
                                                                     ----------------    ----------------

           Net increase (decrease) in cash and cash equivalents               (3,011)              2,058

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                26,352               3,691
                                                                     ----------------    ----------------
           End of period                                              $       23,341     $         5,749
                                                                     ================    ================


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         The accompanying consolidated financials statements of HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' deficit.

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

     On January 1, 2002, HomeGold, Inc. ("HGI"), a wholly-owned subsidiary of HGFN, acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. The investment in Surety was subsequently assigned to HGFN. Surety specializes in the origination and sale of conforming mortgage products. Management is hopeful that this acquisition will broaden the target market for residential mortgages by providing more products and including customers with favorable credit in the Company's marketing efforts. This acquisition gives the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Over $60 million, or 25%, of the Company's production for the first quarter of 2002 was underwritten through this subsidiary. The transaction resulted in $881,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition.

         The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, and determination of the allowance for credit losses and valuation allowances on deferred tax assets.

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In the November 2000 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company recorded a permanent impairment loss of $7.1 million in certain of its securitized assets as of December 31, 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2002 and 2001, the Company did not participate in any material business combinations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The implementation of this statement did not have a material impact on the financial position of the Company. The Company will evaluate goodwill for impairment on an ongoing basis.

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

NOTE 2--GOING CONCERN

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

       HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and had a shareholders' deficit of $84.1 million at December 31, 2001. At March 31, 2002, the shareholders' deficit was $93.5 million. The Company incurred a $9.4 million net loss during the three months ended March 31, 2002. These losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. Although the losses have continued through 2001, the new manangement team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o    Opening  nine  additional  production  facilities  since first quarter
          2000;
     o    Strengthening the depth of experienced production center managers;
     o    Increasing  the number of loan  officers  from 135 to 275 since  early
          2001;
     o Initiating a "conforming loan" product in early 2001 to utilize higher credit leads which were previously wasted;
     o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
     o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
     o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
     o Improving ability to fund higher volumes of loan originations by increasing warehouse lines of credit and utilizing available cash to fund loan originations;
     o Negotiating joint ventures to realize revenue from title-related fees on current production; and
     o    Reducing non-core operating and general overhead.

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


NOTE 3--CASH FLOW INFORMATION

         For the three-month periods ended March 31, 2002 and 2001, the Company paid interest of $6.0 million and $4.9 million, respectively.

         For the three-month periods ended March 31, 2002 and 2001, the Company made no income tax payments.

         For the three-month periods ended March 31, 2002 and 2001, the Company foreclosed on property in the amount of $720,000 and $467,000, respectively.

         On January 1, 2002, HGI acquired Surety for a total purchase price of $1.4 million including the forgiveness of a $1.0 million note and a cash outlay of $388,000.


NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2002 and
December 31, 2001, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $22.1 million and $24.9 million, respectively. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company maintains an investment bank account that it considers the minimum balance requirement as restricted cash. The purpose of this account is overdraft protection and required as part of its primary banking relationship. Also, the Company has assigned certificates of deposit totaling $6.3 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. The certificates of deposit are shown as restricted cash in the financial statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company makes securitization decisions based on a number of factors including conditions in the secondary market, the aggregate size and weighted average coupon of loans available to sell, fixed costs associated with securitization transactions, and liquidity needs. The Company believes that it will continue to securitize, as well as sell whole loans, in 2002.


NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         The Company has a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household"). The facility bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. All of the Company's subsidiaries are guarantors under the agreement. During 2000 and 2001, amendments and forbearance agreements were executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default. The outstanding balance under the Household line of credit was $3.3 million at March 31, 2002. The Company secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. As of April 30, 2002, the Company remained in default with respect to the same financial covenants. The lender has given notice of termination of its forbearance effective August 31, 2002. The lender has also reduced the amount of the line of credit to $10 million during May, 2002; $6 million during June, 2002; and $3 million during any period after July 1, 2002.

         The Company's subsidiary, HGI, has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $2 million collateral deposit. Provident holds a first mortgage on the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002. The outstanding balance under the Provident line of credit was $3.0 million at March 31, 2002.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.5%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $8.2 million at March 31, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. Household has terminated its line of credit effective August 31, 2002. The Company's management believes that the remaining warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.


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

         The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary, Carolina Investors, Inc. ("CII"), the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all susidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at March 31, 2002 and December 31, 2001 were $ 6.3 million.

        Included below is consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At December 31, 2001 and March 31, 2001, all subsidiary guarantors were wholly-owned by the Company. At March 31, 2002, all of the subsidiary guarantors except FlexCheck Holdings, LLC were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at March 31, 2002 consist of the following subsidiaries of the Company which are all wholly owned except for FlexCheck Holdings, LLC which is 80% owned by the Company:

          HomeGold, Inc. (f/k/a Emergent Mortgage Corp.)
          Emergent Mortgage Corp. of Tennessee
          Carolina Investors, Inc.
          Emergent Insurance Agency Corp.
          Emergent Business Capital Asset Based Lending, Inc.
          Surety Mortgage, Inc.
          FlexCheck Holdings, LLC

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

         As of March 31, 2002, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries.

         A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated Maryland Limited Liability Company, on December 2, 1998. Since not all assets of this subsidiary were sold, the guaranty was not released.

                            HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                COMBINED       COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
ASSETS
Cash and cash equivalents.........................   $      1    $   23,339        $     1   $     --     $  23,341
Restricted cash...................................         66         7,557            --          --         7,623
Loans receivable:
    Loans receivable..............................      1,027        55,264            --          --        56,291
    Notes receivable from affiliates..............      5,812       163,833         19,805    (189,450)          --
                                                     --------    ----------     ----------  ----------  -----------
        Total loans receivable....................      6,839       219,097         19,805    (189,450)      56,291
    Less allowance for credit losses on loans.....       (250)       (5,517)           --          --        (5,767)
    Less deferred loan fees.......................        --         (1,224)           --          --        (1,224)
    Plus deferred loan costs......................        --            --             --          --            --
                                                     --------    ----------     ----------  ----------  -----------
        Net loans receivable......................      6,589       212,356         19,805    (189,450)      49,300
Other receivables:
    Income tax....................................        --             15            --          --            15
    Accrued interest receivable...................        199         2,084            --          --         2,283
    Other receivables.............................        --          7,138            --          --         7,138
                                                     --------    ----------     ---------   ----------  -----------
        Total other receivables...................        199         9,237            --          --         9,436
Investment in subsidiaries........................     45,697        45,556            --      (91,253)          --
Residual receivables, net.........................      1,000        13,433         35,591         --        50,024
Net property and equipment........................        --         20,034            --          --        20,034
Real estate and personal property acquired through
  foreclosure.....................................        --          1,056            --          --         1,056
Goodwill .........................................         33        19,074            --          --        19,107
Deferred income tax asset, net....................        --            --             --          --           --
Other assets......................................         82         9,779            --          --         9,861
                                                     --------    ----------     ----------  ----------  -----------
        TOTAL ASSETS..............................   $ 53,667    $  361,421     $   55,397  $ (280,703) $   189,782
                                                     ========    ==========-    ==========- ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Revolving warehouse lines of credit and notes
      payable to banks............................   $    --     $   14,453     $      --   $      --     $  14,453
Investor savings:
    Notes payable to investors....................        --        220,435            --          --       220,435
    Subordinated debentures.......................        --         35,458            --          --        35,458
                                                     --------    ----------     ---------    ---------  -----------
        Total investor savings....................        --        255,893            --          --       255,893
Senior unsecured debt.............................      6,250            --            --          --         6,250
Accounts payable and accrued liabilities..........          6         4,438            --          --         4,444
Remittances payable...............................        --          1,361            --          --         1,361
Income taxes payable..............................        --            123            --          --           123
Accrued interest payable..........................        (5)           821            --          --           816
Due to (from) affiliates..........................    147,388        38,621         9,842     (195,851)          --
                                                     --------    ----------     ----------   ---------  -----------
        Total other liabilities...................    147,389        45,364          9,842    (195,851)       6,744
Subordinated debt to affiliates...................         --            --             --          --          --
                                                     --------    ----------     ----------   ---------  -----------
        Total liabilities.........................    153,639       315,710          9,842    (195,851)     283,340
MINORITY INTEREST.................................        (35)           14            --          --           (21)
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock..................................         17         1,000              2      (1,002)          17
    Preferred stock...............................     10,000           --             --          --        10,000
    Capital in excess of par value................     46,659       237,297         48,807    (286,104)      46,659
Note receivable from shareholder..................     (5,700)       (5,700)            --       5,700       (5,700)
Retained earnings (deficit).......................   (150,913)     (186,900)        (3,254)    196,554     (144,513)
                                                     --------    ----------     ----------   ---------  -----------
        Total shareholders' equity (deficit)......    (99,937)       45,697         45,555     (84,852)     (93,537)
                                                     --------    ----------     ----------  ----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $ 53,667    $  361,421     $   55,397  $ (280,703) $   189,782
                                                     =========   ==========     ==========  ==========  ===========

                            HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                    COMBINED
                                                                               COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
ASSETS
Cash and cash equivalents.........................   $      1    $   26,350     $        1   $     --     $  26,352
Restricted cash...................................         66         7,279            --          --         7,345
Loans receivable:
    Loans receivable..............................      1,029        50,776            --          --        51,805
    Notes receivable from affiliates..............      6,026       126,995         18,887    (151,908)         --
                                                     --------    ----------     ----------   ---------    ---------
        Total loans receivable....................      7,055       177,771         18,887    (151,908)      51,805
    Less allowance for credit losses on loans.....       (250)       (5,601)           --          --        (5,851)
    Less deferred loan fees.......................        --         (1,215)           --          --        (1,215)
    Plus deferred loan costs......................        --            --             --          --           --
                                                     --------    ----------     ----------   ---------    ---------
        Net loans receivable......................      6,805       170,955         18,887    (151,908)      44,739
Other receivables:
    Income tax....................................        --            596            --          --           596
    Accrued interest receivable...................        199         1,788            --          --         1,987
    Other receivables.............................        --          9,608            --          --         9,608
                                                     --------    ----------     ----------   ---------   ----------
        Total other receivables...................        199        11,992            --          --        12,191
Investment in subsidiaries........................     51,653        45,418            --      (97,071)          --
Residual receivables, net.........................        --         13,406         35,864         --        49,270
Net property and equipment........................        --         19,941            --          --        19,941
Real estate and personal property acquired through
  foreclosure.....................................        --            603            --          --           603
Net excess of cost over net assets of acquired             33        18,192            --          --        18,225
businesses........................................
Deferred income tax asset, net....................        --            --             --          --           --
Other assets......................................         90         8,726            --          --         8,816
                                                     --------    ----------     ----------  ----------  -----------
        TOTAL ASSETS..............................   $ 58,847    $  322,862     $   54,752  $ (248,979) $   187,482
                                                     ========    ==========     ==========  ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Revolving warehouse lines of credit and notes
payable                                               $   --     $   25,621     $      --   $      --   $    25,621
      to banks....................................
Investor savings:
    Notes payable to investors....................        --        200,978            --          --       200,978
    Subordinated debentures.......................        --         30,125            --          --        30,125
                                                     --------    ----------     ----------   ---------   ----------
        Total investor savings....................        --        231,103            --          --       231,103
Senior unsecured debt.............................      6,250            --            --          --         6,250
Accounts payable and accrued liabilities..........         6          6,204            --          --         6,210
Remittances payable...............................        --          1,186            --          --         1,186
Income taxes payable..............................        --            555            --          --           555
Accrued interest payable..........................        170           513            --          --           683
Due to (from) affiliates..........................    142,947         6,027          9,334    (158,308)          --
                                                     --------    ----------     ----------   ---------   ----------
        Total other liabilities...................    143,123        14,485          9,334    (158,308)       8,634
Subordinated debt to affiliates...................        --            --             --          --           --
                                                          ----          ----           ----        ----         --
        Total liabilities.........................    149,373       271,209          9,334    (158,308)     271,608
MINORITY INTEREST.................................        --            --             --          --           --
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock..................................         17         1,000              2      (1,002)          17
    Preferred stock...............................     10,000           --             --          --        10,000
    Capital in excess of par value................     46,659       235,215         48,807    (284,022)      46,659
Note receivable from shareholder..................     (5,700)       (5,700)            --       5,700       (5,700)
Retained earnings (deficit).......................   (141,502)     (178,862)        (3,391)    188,653     (135,102)
                                                     ---------   ----------     ----------  ----------    ---------
        Total shareholders' equity (deficit)......    (90,526)       51,653         45,418     (90,671)     (84,126)
                                                     --------    ----------     ----------  ----------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $ 58,847    $  322,862     $   54,752  $ (248,979)   $ 187,482
                                                     ========    ==========     ==========  ==========    =========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            COMBINED       COMBINED
                                                PARENT     GUARANTOR     NON-GUARANTOR
                                                COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
REVENUES:
    Interest income..........................      $ 140      $   1,996       $    --        $ --      $  2,136

    Servicing income.........................        --           9,658         (8,852)        --           806
    Gain on sale of loans:
        Gross gain on sale of loans..........        --           4,064            --          --         4,064
        Loan fees, net.......................        --           7,842            --          --         7,842
                                                --------     ----------       --------   ---------     --------
            Total gain on sale of loans......        --          11,906            --          --        11,906
Other revenues..............................         --             597            --         (435)         162
                                                --------     ----------       --------   ---------     --------
            Total revenues...................        140         24,157         (8,852)       (435)      15,010
                                                --------     ----------       --------   ---------     --------
EXPENSES:
    Interest  . .............................      3,573          2,601            --          --         6,174
    Costs on REO and defaulted loans.........        --             176            --          --           176
    Fair value write-down of residual
      receivables............................        --           9,488         (9,488)        --           --
    Salaries, wages and employee benefits....        --          10,251            --          --        10,251
    Business development costs...............        --           1,849            --          --         1,849
    Other general and administrative expense.
                                                      57          6,234            --         (435)       5,856
                                                --------     ----------       --------   ---------     --------
            Total expenses...................      3,630         30,599         (9,488)       (435)      24,306
                                                --------     ----------       --------   ---------     --------
Income (loss) before income taxes, minority
  interest, equity in undistributed earnings
  (loss)of subsidiaries, and extraordinary
  item......................................      (3,490)        (6,442)           636         --        (9,296)
Equity in undistributed earnings (loss) of
  subsidiaries...............................     (5,956)           634            --        5,322          --
                                                --------      ---------       --------   ---------     --------
Income (loss) before income taxes, minority
  interest, and extraordinary item...........     (9,446)        (5,808)           636       5,322       (9,296)
Provision for income taxes...................        --             149            --          --           149
                                                --------      ---------       --------   ---------     --------
Income (loss) before minority interest and
  extraordinary item.........................     (9,446)        (5,957)           636       5,322       (9,445)
Minority interest in earnings of subsidiaries         35              1             (2)        --            34
                                                --------      ---------       --------   ---------    ---------
Income (loss) before extraordinary item......     (9,411)        (5,956)           634       5,322       (9,411)
Extraordinary item-gain on extinguishment of
  debt, net of $0 tax........................          --           --             --          --           --
                                                --------      ---------       --------   ---------    ---------
Net income (loss)............................   $ (9,411)     $  (5,956)      $    634   $   5,322    $  (9,411)
                                                ========      =========       ========   =========    =========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            COMBINED     COMBINED
                                               PARENT      GUARANTOR   NON-GUARANTOR
                                               COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
REVENUES:
    Interest income..........................  $    131     $    4,568     $     --     $  (2,646)    $  2,053
    Servicing income.........................       --           6,511        (5,395)         --         1,116
    Gain on sale of loans:
        Gross gain on sale of loans..........       --           1,993           --           --         1,993
        Loan fees, net.......................       --           6,069           --           --         6,069
                                               --------     ----------     ---------    ---------    ---------
            Total gain on sale of loans......       --           8,062           --           --         8,062
Other revenues...............................        7             161           --           (14)         154
                                               --------     ----------     ---------    ---------    ---------
            Total revenues...................      138          19,302        (5,395)      (2,660)      11,385
                                               --------     ----------     ---------    ---------    ---------
EXPENSES:
    Interest  ...............................     2,831          4,800           --        (2,646)       4,985
    Costs on REO and defaulted loans.........       --             531           --           --           531
    Fair value write-down of residual
        receivables..........................       --           6,324        (6,324)         --           --
    Salaries, wages and employee benefits....       --           7,185           --           --         7,185
    Business development costs...............       --           2,683           --           --         2,683
    Other general and administrative expense.        35          5,786           --           (14)       5,807
                                               --------     ----------     ---------    ---------    ---------
            Total expenses...................     2,866         27,309        (6,324)      (2,660)      21,191
                                               --------     ----------     ---------    ---------    ---------
Income (loss) before income taxes, minority
  interest, equity in undistributed earnings
  (loss) of subsidiaries, and extraordinary
  item                                           (2,728)        (8,007)          929            --      (9,806)
Equity in undistributed earnings (loss) of
  subsidiaries...............................    (7,181)         1,016           --         6,165          --
                                               --------     ----------     ---------    ---------    ---------
Income (loss) before income taxes, minority
  interest, and extraordinary item...........    (9,909)        (6,991)          929        6,165       (9,806)
Provision for income taxes...................       --             190           --           --           190
                                               --------     ----------     ---------    ---------    ---------
Income (loss) before minority interest and
  extraordinary item.........................    (9,909)        (7,181)          929        6,165       (9,996)
Minority interest in earnings of subsidiaries       --             --             (1)         --            (1)
                                               --------     ----------     ---------    ---------    ---------
Income (loss) before extraordinary item......    (9,909)        (7,181)          928        6,165       (9,997)
Extraordinary item-gain on extinguishment of
  debt, net of $0 tax........................        52            --            --           --            52
                                               --------     ----------     ---------    ---------    ---------
Net income (loss)............................  $ (9,857)    $   (7,181)    $     928    $   6,165    $  (9,945)
                                               ========     ==========     =========    =========    =========

                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  COMBINED      COMBINED
                                                      PARENT     GUARANTOR   NON-GUARANTOR
                                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
OPERATING ACTIVITIES:
    Net income (loss).............................   $ (9,411)     $  (5,956)      $    634     $  5,322  $  (9,411)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiaries     5,956          (634)          --        (5,322)        --
    Depreciation and amortization.................        --              760          --           --           760
    Loss on sale of property and equipment........        --                4          --           --             4
    Loss on sale of REO...........................        --               83          --           --            83
    Minority interest in earnings of subsidiaries.        --             (37)             3         --          (34)
    Net decrease in deferred loan cost............        --                9          --           --             9
    Loans originated with intent to sell..........        --         (167,461)         --           --      (167,461)
    Principal proceeds from sold loans............        --          163,600          --           --       163,600
    Changes in operating assets and liabilities
      increasing (decreasing) cash ...............     (1,167)            440           272         --         (455)
                                                     --------      ----------     ---------     --------  ----------
        Net cash provided by (used in) operating
          activities..............................     (4,622)        (9,192)           909         --      (12,905)
INVESTING ACTIVITIES:
    Loans originated for investment purposes......          2        (12,768)          --           --      (12,766)
    Principal collections on loans not sold.......        --          11,333           --           --       11,333
    Proceeds from sale of real estate and personal
      property acquired through foreclosure.......        --             184           --           --          184
    Proceeds from the sale of property and equipment      --             861           --           --          861
    Purchase of property and equipment............        --          (1,719)          --           --       (1,719)
    Purchase of net assets of Surety Mortgage.....        --            (388)          --           --         (388)
    Other . ......................................        --          (1,232)          --           --       (1,232)
                                                     ---------     ----------     ---------     --------  ----------
        Net cash provided by (used in) investing
          activities..............................           2        (3,729)          --           --       (3,727)
FINANCING ACTIVITIES:
    Advances on warehouse lines of credit.........        --         106,518           --           --      106,518
    Payments on warehouse lines of credit.........        --        (116,999)          --           --     (116,999)
    Payments on note to banks.....................        --            (688)          --           --         (688)
    Net increase in notes payable to investors....        --          19,457           --           --       19,457
    Net increase in subordinated debentures.......        --           5,333           --           --        5,333
    Advances (to) from subsidiary.................       4,620        (3,714)         (906)         --          --
    Other ........................................        --               3            (3)         --          --
                                                     ---------     ----------     ---------     --------  ----------
        Net cash provided by (used in) financing
          activities..............................       4,620         9,910          (909)          --      13,621
                                                     ---------     ----------     --------      --------- ----------
        Net decrease in cash and cash
          equivalents.............................        --          (3,011)          --           --       (3,011)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......           1        26,350             1          --       26,352
                                                     ---------     ----------     ---------     --------- ----------
CASH AND CASH EQUIVALENTS, END OF YEAR............   $       1     $  23,339      $      1      $   --    $  23,341
                                                     ==========    ===========    ==========    ========= ==========



                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 COMBINED       COMBINED
                                                      PARENT     GUARANTOR   NON-GUARANTOR
                                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss).................................   $  (9,857)  $    (7,181)    $      928   $    6,165  $   (9,945)
Adjustments to reconcile net income (loss) to net
  cash
  Provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiaries     7,181        (1,016)          --         (6,165)        --
    Depreciation and amortization.................        --           1,091           --           --         1,091
    Gain on retirement of senior unsecured debt...         (52)          --            --           --           (52)
    Net decrease in deferred loan fees............        --            (193)          --           --          (193)
    Fair value write-down of residual receivable.         --              94           --           --            94
    Loans originated with intent to sell..........        --        (141,667)          --           --      (141,667)
    Principal proceeds from sold loans............        --         118,765           --           --       118,765
    Other ........................................        --             121           --           --           121
    Changes in operating assets and liabilities
       increasing (decreasing) cash ..............        (303)       (3,582)         1,586         --        (2,299)
                                                        ------      --------       --------       -----     --------
        Net cash provided by (used in) operating
          activities..............................      (3,031)      (33,568)         2,514         --       (34,085)
INVESTING ACTIVITIES:
    Loans purchased for investment purposes.......          24           (24)          --           --          --
    Principal collections on loans not sold.......        --          14,943           --           --        14,943
    Proceeds from sale of real estate and personal
      property acquired through foreclosure.......        --             650           --           --           650
    Proceeds from the sale of property and equipment      --              14           --           --            14
    Purchase of property and equipment............        --            (191)          --           --          (191)
    Other ........................................        --             657           --           --           657
                                                        ------      --------       -------       ------     --------
        Net cash provided by investing
          activities..............................          24        16,049           --           --        16,073
FINANCING ACTIVITIES:
    Advances on warehouse lines of credit.........        --         150,240           --           --       150,240
    Payments on warehouse lines of credit.........        --        (139,410)          --           --      (139,410)
    Retirement of senior unsecured debt...........         (19)          --            --           --           (19)
    Net increase in notes payable to investors....        --           8,590           --           --         8,590
    Net increase in subordinated debentures.......        --             669           --           --           669
    Advances (to) from subsidiary.................       2,926          (415)       (2,511)         --          --
    Other ........................................        --               3            (3)         --          --
                                                        ------      --------       -------        ------    --------
        Net cash provided by (used in) financing
          activities..............................       2,907        19,677        (2,514)         --        20,070
                                                        ------      --------       -------        ------    --------
        Net increase (decrease) in cash and cash
          equivalents.............................       (100)         2,158           --           --         2,058
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......         101         3,589             1          --         3,691
                                                        ------      --------       -------        ------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR............      $    1      $  5,747       $     1        $ --      $  5,749
                                                        ======      ========       =======        ======    ========


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At March 31, 2002 and December 31, 2001, the Company had no outstanding forward commitment contracts.

         From time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets, with the exception of the litigation noted below.

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary, HGI, and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the mortgage loans; (2) forfeiture of all profits realized from the sale of the mortgage loans in the secondary market; and (3) refund of two times the past interest paid on the mortgage loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse. Equicredit Corporation of America, a co-defendant in the
Tomlin action which purchased loans from HGI having an aggregate balance of $31.7 million, has demanded that HGI repurchase these loans pursuant to the loan purchase agreement. Until the issues in the litigation are resolved, the Company believes that the repurchase demand is premature.

         On May 6, 2002, the Town of Lexington, South Carolina ("the Town"), issued a Notice of Final Assessment ("the Assessment") related to its audit of the Company's revenues reported to the Town for purposes of calculating the Company's business license fee. The Assessment demands an additional $674,000 be paid to satisfy the fee requirements for business licenses. The Company believes the Assessment to be in error and plans to appeal the Assessment. The financial statements contain no accrual related to the Assessment.

        During 2000 and 2001, the Company was in default with respect to certain financial covenants under the Company's revolving warehouse line of credit with Household. In November, 2001, an amendment and forbearance agreement was executed whereby the line of credit was reduced from $40 million to $15 million, a collateral deposit of $1.5 million was required, and the lender agreed to forebear from exercising its rights resulting from the default. The lender has given notice of termination of its forbearance effective August 31, 2002. The lender has also reduced the amount of the line of credit to $10 million during May 2002; $6 million during June 2002; and $3 million during any period after July 1, 2002.

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of March 31, 2002, HGFN has repurchased $118,750,000 of the Senior Notes leaving $6,250,000 in aggregate principal amount outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion below should be read in conjunction  with  the  HomeGold
Financial,   Inc.  and  Subsidiaries  (the  "Company")  Unaudited   Consolidated
Financial Statements and Notes appearing elsewhere in this report.

Forward - Looking Information

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report contains such statements. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections of future financial or economic performance of the Company. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of the Company, its directors, or officers with respect to management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. The preceding list of risks and uncertainties, however, is not intended to be exhaustive. Because actual results may differ materially from those projected in this Report for the reasons, among others, listed above, the stockholders and bondholders of the Company are cautioned not to put undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2002 and any current reports on Form 8-K filed by the Company.

General

         The Company is headquartered in Columbia, South Carolina, and primarily engages in the business of originating and selling conforming and sub-prime first and second-lien residential mortgage loan products and issuing notes payable and subordinated debentures to investors through its subsidiary, Carolina Investors, Inc. ("CII"). The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963.

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that public companies report information about operating segments and establishes standards for disclosures about products and services. Operating segments are components of a company where separate financial information is available and evaluated regularly by management. The Company has start-up operations in FlexCheck Holdings, LLC, a cash advance company. Management believes the results of operations for the three months ended March 31, 2002, are immaterial and no related disclosures are included in this Form 10-Q.

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

Merger with HomeSense Financial Corp.

         On May 9, 2000, HomeSense Financial Corporation and certain of its affiliated companies ("HomeSense") were merged into HomeGold, Inc. ("HGI"), a wholly owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

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

         In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Mr. Sheppard is now Chief Executive Officer and a director of HGFN, and a director of HGI. The merger was accounted for under the purchase method of accounting prescribed. The transaction resulted in $19.0 million of goodwill.

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

Acquisition of Surety Mortgage, Inc.

     On January 1, 2002, HomeGold, Inc. ("HGI"), a wholly-owned subsidiary of HGFN, acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. The investment in Surety was subsequently assigned to HGFN. Surety specializes in the origination and sale of conforming mortgage products. Management is hopeful that this acquisition will broaden the target market for residential mortgages by providing more products and including customers with favorable credit in the Company's marketing efforts. This acquisition gives the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Over $60 million, or 25%, of the Company's production for the first quarter of 2002 was underwritten through this subsidiary. The transaction resulted in $881,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition.

RESULTS OF OPERATIONS

         For the  periods  indicated,  the  following  table sets forth  certain
information  derived  from  the  Company's   Consolidated  Financial  Statements
expressed as a percentage of total revenues.


                                                                               FOR THE THREE MONTHS ENDED MARCH
                                                                                             31,
                                                                              -----------------------------------
                                                                                   2002                2001
                                                                              ---------------     ---------------
       Interest income                                                              14.2  %              18.0  %
       Servicing income                                                              5.4                  9.8
       Gross gain on sale of loans                                                  27.1                 17.5
       Loan fees, net                                                               52.2                 53.3
       Other revenues                                                                1.1                  1.4
                                                                              -----------         ------------
                Total revenues                                                     100.0  %             100.0  %
                                                                              ===========         ============

         Interest expense                                                           41.1  %              43.8  %
       Cost of real estate owned and defaulted loans                                 1.2                  4.7
       Salaries, wages and employee benefits                                        68.3                 63.1
       Business development costs                                                   12.3                 23.6
       Other general and administrative expenses                                    39.0                 51.0
                                                                              -----------         ------------
       Loss before income taxes, minority interest and extraordinary item          (61.9)               (86.2)
       Provision for income taxes                                                    1.0                  1.7
         Minority interest in (income) loss of subsidiaries                          0.2                  0.0
         Extraordinary item-gain on extinguishment of debt, net                      0.0                  0.5
                                                                              -----------         ------------
                Net loss                                                           (62.7) %             (87.4) %
                                                                              ===========         ============

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         The Company recognized a net loss of $9.41 million for the three months ended March 31, 2002 ("the 2002 period") as compared to net loss of $9.95 million for the three months ended March 31, 2001 ("the 2001 period"). Included in the net loss for the 2001 period was an extraordinary gain on the extinguishment of debt of $52,000. The loss before extraordinary items improved $586,000 from the 2001 period to the 2002 period.

         Total revenues for the 2002 period increased $3.6 million (31.8%) compared to the three months ended March 31, 2001. The increase in total revenues is comprised of a $1.8 million (29.2%) increase in net loan fees, a $2.1 million (103.9%) increase in gain on sale of loans, an $83,000 (4.0%) increase in interest income, and an $8,000 (5.2%) increase in other income, partially offset by a $310,000 (27.8%) decrease in servicing income.

         The  increase  in net loan fees is  primarily  attributable  to a $56.5 million (34.7%) increase in production, partially offset by a decrease in average loan origination fees charged, to 3.59% from 4.28%. The overall increase in production resulted primarily from the Company's emphasis on retail production along with an increase in loan officers from 97 at March 31, 2001 to 275 at March 31, 2002. The decrease in average origination fees charged was also caused by the Company's emphasis on increasing production, which produced a short-term reduction in average origination fees charged. The Company expects to continue emphasizing production growth while increasing average origination fees.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales and an increase in the average premium obtained in the 2002 period compared to the 2001 period. In the 2002 period, the Company had mortgage whole loan sales of $163.6 million at an average premium of 2.6% compared to mortgage whole loan sales of $118.8 million at an average premium of 1.7% in the 2001 period. The higher sales were primarily a result of increased loan production noted above. The Company attributes the increase in premiums received to its favorable relationships with its institutional investors and its warehouse lenders.

         The increase in interest income resulted primarily from an increase in cash and cash equivalents, including restricted cash.

         The decline in servicing income is due to a decrease in the average serviced loan portfolio from repayments of loans in the securitized pools as well as amortization of the residual assets.

         Total expenses for the 2002 period increased $3.1 million (14.7%) compared to the 2001 period. The increase in total expenses was primarily comprised of a $2.3 million (14.6%) increase in salaries and benefits, business developments costs, and other general and administrative expenses and an approximate $1.2 million (23.9%) increase in interest expense. These increases were partially offset by a $355,000 (66.9%) decrease in costs related to the securitization pools, real estate owned, and provision for credit losses.

         In general and administrative expenses, personnel costs increased $3.1 million (42.7%), business development costs decreased $834,000 (31.1%), and other general and administrative costs increased $49,000 (0.8%). The increase in personnel costs resulted primarily from the opening of new production centers in the second half of 2001. The number of employees increased from 707 at March 31, 2001 to 808 at March 31, 2002. Likewise, the increase in other general and administrative costs is primarily attributable to the additional costs related to the new centers. The decrease in business development costs is related to the Company's utilization of a leads database which allows it to 'recycle' leads; therefore, it can send new names to its loan officers without the cost of purchasing them. As a percentage of total production, business development costs decreased to 0.84% in the 2002 period from 1.89% in the 2001 period.

         The decrease in costs on real estate owned and defaulted loans of $355,000 is primarily a result of the Company's focused efforts to minimize the costs associated with maintaining and selling properties acquired in satisfaction of debt. The provision for credit losses is analyzed on a quarterly basis for adequacy. Based on the level of loans held for investment and the lower loan delinquency rates, the provision for credit losses was determined to be adequate as of March 31, 2002, and no additional provision was required. The decrease in costs on owned real estate and defaulted loans has been expected due to the Company's aggressive liquidation in 2002 of real estate acquired through foreclosure.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's subordinated debt, which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2001.

         The Company has recorded current tax expense of $149,000 and $190,000 for the 2002 and 2001 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income". Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. The latest securitizations were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 2001 period, the Company recorded a $52,000 extraordinary gain on the extinguishment of debt related to the purchase of $71,000 of its Senior Notes. At March 31, 2002, the Company had $6.3 million of Senior Notes outstanding.

FINANCIAL CONDITION

         Net loans receivable increased to $49.3 million at March 31, 2002 from $44.7 million at December 31, 2001. The increase in net loans receivable resulted primarily from increased production during the first quarter of 2002 compared to the fourth quarter of 2001. Average monthly loan production in 2002 to date is $73.1 million compared to average monthly loan production of $68.6 million during the fourth quarter of 2001.

         The net residual receivables were $50.0 million at March 31, 2002, compared to $49.3 million at December 31, 2001. The small increase resulted primarily from the mark-to-market adjustments of the residual assets.

         Real estate and personal property acquired in foreclosure increased to $1.1 million at March 31, 2002, from $603,000 at December 31, 2001. This increase resulted from additional foreclosures on mortgage loans within the period.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures) and the sale or securitization of loans. At March 31, 2002, the Company had $14.5 million outstanding under revolving warehouse lines of credit and other obligations to banks, compared with $25.6 million at December 31, 2001. At March 31, 2002, the Company had $255.9 million of CII notes payable to investors and subordinated debentures outstanding, compared with $231.1 million at December 31, 2001.

         The aggregate principal amount of outstanding Senior Notes was $6.3 million at March 31, 2002 and December 31, 2001. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         The total shareholders' deficit at March 31, 2002 was $93.5 million, compared to $84.1 million at December 31, 2001. This increase is attributable to the net loss of $9.4 million for the three months ended March 31, 2002.

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

         The percentage of total serviced mortgage loans past due 30 days or more decreased to 9.9% at March 31, 2002 compared to 10.2% at December 31, 2001. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company's allowance for loan loss as a percentage of gross loans was 10.2% at March 31, 2002 and 11.3% at December 31, 2001. The Company considers its allowance for credit losses at March 31, 2002 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience, and the secured nature of most of the Company's outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans in 2001 than were originated in 2001, and as a result of its operating loss, the Company experienced a negative cash flow from operating activities in 2001 of $34.1 million. At March 31, 2002, the Company had a shareholders' deficit of $93.5 million and a $12.9 million negative cash flow from operating activities for the quarter ended March 31, 2002. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund the loans purchased and originated. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) cash borrowed under its credit facilities, and (vii) proceeds from CII Notes and Debentures.

         The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize seasoned first and second mortgages in 2001, and conducted whole loan sales for the majority of the mortgages. Currently the Company plans to conduct a combination of securitizations and whole loan sales throughout 2002. This strategy is designed to maximize liquidity and profitability. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation.

        Cash and cash equivalents were $23.3 million at March 31, 2002 and $26.4 million at December 31, 2001. Cash used in operating activities was $12.9 million for the three months ended March 31, 2002, compared to cash used in operating activities of $34.1 million for the three months ended March 31, 2001. Cash used by investing activities was $3.7 million for the three months ended March 31, 2002, compared to cash provided by investing activities of $16.1 million for the three months ended March 31, 2001, and cash provided by financing activities was $13.6 million for the three months ended March 31, 2002, compared to cash provided by financing activities of $20.1 million for the three months ended March 31, 2001. The decrease in cash used in operations was due principally to a higher number of loans originated than sold and securitized in 2001, along with the operating loss being reduced. Cash used in investing activities was primarily from the purchase of additional equipment for the new production centers opened in 2001. The increase in cash provided by financing activities was due principally to the increase in CII deposits by its investors.

         HGI has a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household"). The facility bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. All of the Company's subsidiaries are guarantors under the agreement. During 2001, amendment and forbearance agreements were executed whereby the lender agreed to forebear from exercising its rights on account of existing events of default. The outstanding balance under the Household line of credit was $3.3 million at March 31, 2002. The Company secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. The lender has given notice of termination of its forbearance effective August 31, 2002. The lender has also reduced the amount of the line of credit to $10 million during May, 2002; $6 million during June, 2002; and $3 million during any period after July 1, 2002. The credit facility contains a covenant that prohibits the Company from paying dividends or making distributions with respect to its capital stock other than dividends payable solely in its capital stock and dividends required to be paid with respect to the Company's Series A Non-Convertible Preferred Stock pursuant to the terms and provisions thereof.

         HGI has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident"). Interest on the line varies on a loan by loan basis and ranges from the prime rate plus 1.5% to the prime rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $2 million collateral deposit. Provident holds a security interest in the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002 and advances are at the sole discretion of Provident. At March 31, 2002, the balance of funded loans on the line was $3.0 million, and these loans were all sub-serviced by Provident.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.5%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $8.2 million at March 31, 2002. The Company has guaranteed the obligations of HGI under the Impac credit agreement.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. Household has terminated its line of credit effective August 31, 2002. The Company's management believes the remaining warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.

         During 1997, the Company sold $125.0 million in aggregate principal amount of 10 3/4% Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $5.0 million in 2001. At March 31, 2002 and December 31, 2001, $6.3 million in aggregate principal amount of Senior Notes were outstanding. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the deletion of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to amend the original Indenture, consequently, as of November 2001, most of the restrictive covenants in the original Indenture no longer exist.

         CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of 1933, as amended (the "Securities Act"). At March 31, 2002 and December 31,

2001, CII had an aggregate of $220.4 million and $201.0 million of investor notes outstanding, respectively, and an aggregate of $35.5 million and $30.1 million, respectively, of subordinated debentures. The investor notes and subordinated debentures are subordinate in priority to the warehouse lines. Maturities of the CII Notes and debentures generally range from one to two years.

         The Company's primary objective for the remainder of 2002 is to increase profitability; however, monthly operating losses are anticipated into the second quarter of 2002. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring any significant capital expenditures in 2002.

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the three months ended March 31, 2002 and 2001, the Company sold $163.6 million and $118.8 million of mortgage loans, respectively.

         No loans were securitized in the first quarter of 2002 or 2001. The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $50.0 million and $49.3 million, net of allowances, at March 31, 2002 and December 31, 2001, respectively.

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

         The Company assesses the carrying value of its residual receivables and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivables and/or servicing  assets may be  decreased  through a charge  against  earnings  in the period management recognizes the disparity. Conversely, if actual loan prepayments or defaults are better than the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be increased, with additional earnings recognized in the period management recognizes the disparity. During 2001, the Company increased the valuation reserve $7.1 million for anticipated future losses related to its securitized pools.

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

         In the November 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company recorded a permanent impairment loss of $7.1 million in certain of its securitized assets as of December 31, 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2002 and 2001, the Company did not participate in any material business combinations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The implementation of this statement did not have a material impact on the financial position of the Company. The Company will evaluate goodwill on an ongoing basis and amortization of $1.5 million per year will no longer be recorded.

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

         At March 31, 2002 the Company's deferred tax asset was $0. Although the Company expects to utilize its operating loss carryforwards, a valuation allowance was established in accordance with Statement of Financial Accounting Standards No. 109. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset based on analysis of available evidence. Management has concluded that a valuation allowance is required to sufficiently reduce the deferred tax asset based upon their analysis. The analysis is performed on a quarterly basis using the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Total net operating loss carryforwards are now $143.8 million at December 31, 2001, and do not begin to expire until 2006 and beyond.

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

         The Company's market risk arises primarily from interest rate risk inherent in its lending, its holding of residual receivables and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines. Management has elected to use "Gap Position" to monitor the timing differences between interest earning assets and interest bearing liabilities. This approach is a static representation of the Company's balance sheet items that are most likely to be affected by a change in interest rates. Management believes the "Gap Position" analysis provides a detailed breakdown of the Company's interest rate risk. The "Gap Position" also adds a time dimension to the balance sheet items that are sensitive to market rate.

         While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no significant open hedging positions at March 31, 2002.

         As of March 31, 2002, there have been no material changes from the market risk sensitivity analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The disclosures related to the market risk of HGFN should be read in conjunction with HGFN's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in HGFN's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.           Legal  Proceedings

                      From time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets, with the exception of the litigation noted below.

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary, HomeGold, Inc., and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the mortgage loans;
                      (2) forfeiture of all profits realized from the sale of the mortgage loans in the secondary market; and (3) refund of two times the past interest paid on the mortgage loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse. Equicredit Corporation of America, a co-defendant in the Tomlin action which purchased loans from HGI having an aggregate balance of $31.7 million, has demanded that HGI repurchase these loans pursuant to the loan purchase agreement. Until the issues in the litigation are resolved, the Company believes that the repurchase demand is premature.

Item 3.           Defaults Upon Senior Securities-

                      No event of default has occurred for which the Company has not obtained a waiver or forbearance. See notes to the consolidated financial statements of the Company which is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K
                      a)     Exhibits
                             None

                      b)     Reports on Form 8-K
                             -------------------

                      On January 29, 2002, the Company filed a report of Form 8-K announcing the declaration of Shareholder Rights (the "Rights") effective January 29, 2002 to stockholders of record at the close of business on January 9, 2002. The purpose of the Rights is to protect the Company's net operating loss carryforwards. The Rights expire at the close of business on May 9, 2003 unless previously redeemed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOMEGOLD FINANCIAL, INC.

Date: May 20, 2002
                                     By:     \s\ Ronald J. Sheppard
                                         ------------------------------------
                                         Ronald J. Sheppard
                                         Chief Executive Officer and Director


                                     By:     \s\ Kevin G. Martin
                                         -------------------------------------
                                         Kevin G. Martin
                                         Executive Vice President and
                                         Chief Financial Officer


                                     By:     \s\ Forrest E. Ferrell
                                         -------------------------------------
                                          President


                                     By:     \s\ Karen A. Miller
                                         -------------------------------------
                                          Executive Vice President and
                                          Chief Administrative Officer


                                     By:     \s\ Paul Banniger
                                         -------------------------------------
                                           Director