Form 10-Q
period 2002-06-30
HOMEGOLD FINANCIAL INC
filed 2002-08-19
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each Class:                            Outstanding at July 31, 2002
----------------------------------------        ----------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE                 16,912,594


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of June 30, 2002 and December 31, 2001                               3

                       Consolidated Statements of Operations
                           for the Six Months Ended June 30, 2002 and 2001
                           and for the Three Months Ended June 30, 2002 and 2001                   4

                       Consolidated Statements of Shareholders' Deficit
                           for the Six Months Ended June 30, 2002 and 2001                         5

                       Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 2002 and 2001                         6

                       Notes to Unaudited Consolidated Financial Statements                        7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          20

Item 3.             Disclosures about Market Risk                                                 32

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             33

Item 3.             Defaults Upon Senior Securities                                               33

Item 6.             Exhibits and Reports on Form 8-K                                              33

SIGNATURES                                                                                        35



                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2002                  2001
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $          9,219      $        26,352
Restricted cash                                                                                   10,125                4,845

Loans receivable                                                                                  66,590               51,805
   Less allowance for credit losses on loans                                                      (5,629)              (5,851)
   Less deferred loan fees, net                                                                   (1,215)              (1,215)
                                                                                        ----------------      ---------------
         Net loans receivable                                                                     59,746               44,739

Income taxes receivable                                                                               15                  596
Accrued interest receivable                                                                        2,487                1,987
Other receivables                                                                                 16,238                9,608
Residual receivable, net                                                                          50,125               49,270
Property and equipment, net                                                                       20,912               19,941
Real estate and personal property acquired through foreclosure                                       995                  603
Goodwill, net of accumulated amortization of $3,110 in 2002 and 2001                              19,107               18,225
Debt origination costs, net                                                                           73                   90
Servicing asset                                                                                      495                  563
Prepaid advertising and other assets                                                              10,532                8,163
                                                                                        ----------------      ---------------
TOTAL ASSETS                                                                            $        200,069      $       184,982
                                                                                        ================      ===============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
   Revolving warehouse lines of credit                                                  $         30,029      $        24,933
   Notes payable to banks                                                                             --                  688

   Investor savings:
        Notes payable to investors                                                               228,297              200,978
        Subordinated debentures                                                                   39,228               30,125
                                                                                        ----------------      ---------------
           Total investor savings                                                                267,525              231,103

   Senior unsecured debt                                                                           6,250                6,250

   Other liabilities:
        Accounts payable and accrued liabilities                                                   3,178                6,210
        Remittances payable                                                                        2,685                1,186
        Income taxes payable                                                                          88                  555
        Accrued interest payable                                                                   1,045                  683
                                                                                        ----------------      ---------------
           Total other liabilities                                                                 6,996                8,634
                                                                                        ----------------      ---------------

Total liabilities                                                                                310,800              271,608

Minority interest                                                                                     14                   --

Shareholders' deficit:
   Preferred stock, par value $1.00 per share - authorized 20,000,000 shares, issued
        and outstanding 10,000,000 shares                                                         10,000               10,000
   Common stock, par value $.001 per share - authorized 100,000,000 shares, issued
        and outstanding 16,912,594 shares                                                             17                   17
   Capital in excess of par value                                                                 46,659               46,659
   Note receivable from shareholder                                                               (5,700)              (5,700)
   Accumulated deficit                                                                          (161,721)            (137,602)
                                                                                        ----------------      ---------------
Total shareholders' deficit                                                                     (110,745)             (86,626)
                                                                                        ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $        200,069      $       184,982
                                                                                        ================      ===============

               See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                FOR THE SIX MONTHS              FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                          -------------------------------      --------------------
                                                               2002             2001             2002       2001
                                                          -------------    --------------      --------   ---------
                                                                         (In thousands, except share data)
REVENUES:
   Interest income                                        $    4,041      $     4,333       $   1,905    $   2,280
   Servicing income                                            1,066            2,520             260        1,405
   Gain on sale of loans                                       7,779            5,213           3,715        3,546
   Loan fees, net                                             15,209           14,897           7,367        8,829
                                                            --------        ---------         -------      -------
       Total revenue from loans and investments               28,095           26,963          13,247       16,060

   Other revenues                                                571              799             409          644
                                                            --------        ---------         -------      -------
       Total revenues                                         28,666           27,762          13,656       16,704
                                                            --------        ---------         -------      -------

EXPENSES:
   Interest                                                   12,244            9,814           6,070        4,830
   Costs on real estate owned and defaulted loans                450            1,195             274          664
   Salaries, wages and employee benefits                      22,954           16,447          12,703        9,262
   Business development costs                                  4,066            5,723           2,217        3,040
   Restructuring costs                                            --            1,241              --        1,241
   Other general and administrative expenses                  12,800           10,296           6,944        4,815
                                                            --------        ---------         -------     --------
       Total expenses                                         52,514           44,716          28,208       23,852
                                                            --------        ---------         -------     --------

       Loss before income taxes, minority interest and
              extraordinary item                             (23,848)         (16,954)        (14,552)      (7,148)
Provision for income taxes                                       269              329             120          139
                                                            --------        ---------       ---------    ---------

       Loss before minority  interest and                    (24,117)         (17,283)        (14,672)      (7,287)
           extraordinary item
Minority interest in (income) loss of subsidiaries                (2)              (1)            (36)           1
                                                           ---------        ----------      ----------   ----------
            Loss before extraordinary item                   (24,119)         (17,284)        (14,708)      (7,286)
Extraordinary item - gain on extinguishment of debt,
   net of $0 tax                                                  --              153              --          101
                                                           ---------        ----------      ----------   ----------
       NET LOSS                                             $(24,119)       $ (17,131)     $  (14,708)   $  (7,185)
                                                           ==========       ==========      ==========   ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
STOCK:
              Loss before extraordinary item               $   (1.43)      $    (1.02)     $    (0.87)   $    (0.43)
              Extraordinary item, net of taxes                    --             0.01              --          0.01
                                                          ----------       ----------      ----------    ----------
              Net loss                                     $   (1.43)      $    (1.01)     $    (0.87)   $    (0.42)
                                                          ==========       ==========      ==========    ===========

Basic and diluted weighted average shares outstanding     16,912,594       16,863,739      16,912,594    16,878,784
                                                          ==========       ==========      ==========    ==========


     See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.




                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)




                                        Common Stock                                        Note
                                   ------------------------   Capital in                 Receivable                       Total
                                     Shares                   Excess of     Preferred       from       Accumulated    Shareholders'
                                     Issued       Amount      Par Value       Stock      Shareholder     Deficit          Deficit
                                   ------------  ----------  -----------   ----------   ------------  -------------   -------------

Balance at December 31, 2000       16,810,149     $    17     $   46,643    $  10,000      $  (5,985)   $  (61,503)     $  (10,828)
 Shares issued:
    Employee Stock Purchase
       Plan                            87,358          --             25           --             --            --              25
 Collections on note
  receivable from shareholder              --          --             --           --             71            --              71
 Net loss                                  --          --             --           --             --       (17,131)        (17,131)
                                  -----------   ---------     ----------   ----------      ---------      ---------      ----------

Balance at June 30, 2001           16,897,507    $     17     $   46,668    $  10,000      $  (5,914)    $ (78,634)      $ (27,863)
                                  ===========    ========     ==========    =========      ==========    ==========      ==========


Balance at December 31, 2001       16,912,594   $      17   $     46,659    $  10,000    $    (5,700)    $(137,602)      $ (86,626)
  Net loss                                 --          --             --           --             --       (24,119)        (24,119)
                                  -----------    --------     ----------   ----------       ---------     ---------      ----------

Balance at June 30, 2002           16,912,594   $      17   $     46,659    $  10,000    $    (5,700)    $(161,721)      $(110,745)
                                  ===========    ========     ==========    =========       =========     =========       =========


               See Notes to Unaudited Consolidated  Financial Statements,  which are an integral part of these statements.



                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------------
                                                                          2002                2001
                                                                     ----------------    --------------
                                                                               (In thousands)
      OPERATING ACTIVITIES:
           Net loss                                                     $    (24,119)      $   (17,131)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                     Depreciation and amortization                             1,854             2,163
                     Fair value write-down of REO                                 --               126
                     Loss (gain) on sale of property and equipment                12                (3)
                     Loss (gain) on sale of REO                                  302               258
                     Minority interest in earnings of subsidiary                   2                 1
                     Net change in deferred loan fees and deferred
                       loan costs                                                 --            (1,093)
                     Gain on retirement of senior unsecured debt                  --              (153)
                     Loans originated with intent to sell                   (361,818)         (348,481)
                     Proceeds from loans sold                                332,829           292,831
                     Net changes in operating assets and                     (15,747)            4,220
                       liabilities                                      ------------       -----------

            Net cash used in operating activities                       $    (66,685)      $   (67,262)
                                                                        ------------       -----------

      INVESTING ACTIVITIES:
           Loans originated or purchased for investment purposes        $    (18,491)      $        --
           Principal collections on loans not sold                            31,131            55,532
           Proceeds from sale of real estate and personal property
             acquired through foreclosure                                        644               796
           Proceeds from sale of property and equipment                          897                21
           Purchase of property and equipment                                 (3,734)             (337)
           Loan repayment from shareholder                                        --                71
           Acquisition of Surety Mortgage                                       (388)               --
           Other                                                              (1,337)           (1,604)
                                                                        ------------       -----------
           Net cash provided by investing activities                    $      8,722       $    54,479
                                                                        ------------       -----------

      FINANCING ACTIVITIES:
           Advances on revolving warehouse lines of credit              $    271,232       $   326,246
           Payments on revolving warehouse lines of credit                  (266,136)         (327,030)
           Payments on notes to banks                                           (688)               --
           Retirement of senior unsecured debt                                    --               (58)
           Net increase in notes payable to investors                         27,319            23,275
           Net increase in subordinated debentures                             9,103             2,437
           Proceeds from issuance of common stock                                 --                25
                                                                       -------------       -----------
           Net cash provided by financing activities                    $     40,830       $    24,895
                                                                       -------------       -----------

           Net increase (decrease) in cash and cash equivalents         $    (17,133)      $    12,112

      CASH AND CASH EQUIVALENTS:
           Beginning of period                                                26,352             3,691
                                                                       -------------       -----------
           End of period                                                $      9,219       $    15,803
                                                                       =============       ===========


               See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         The accompanying consolidated financial statements of HomeGold Financial, Inc. (referred to herein sometimes as the "Company" and "HGFN") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net operations or shareholders' deficit.

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

     On January 1, 2002, HGFN, through its wholly-owned subsidiary, HomeGold, Inc. ("HGI"), acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. Surety specializes in the origination and sale of conforming mortgage products. Management is hopeful that this acquisition will broaden the target market for residential mortgages by providing more products and including customers with favorable credit in the Company's marketing efforts. This acquisition gives the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Approximately $120 million, or 27%, of the Company's production for the first six months of 2002 was underwritten through this subsidiary. The transaction resulted in $882,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition.

         The consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the three-month and six-month periods ended June 30, 2002 and 2001, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, and determination of the allowance for credit losses and valuation allowances on deferred tax assets.

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

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

         In the November 2000 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company recorded a permanent impairment loss of $7.1 million in certain of its securitized assets as of December 31, 2001. Management has concluded that no valuation adjustments have been necessary since December 31, 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2002 and 2001, the Company did not participate in any material business combinations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The implementation of this statement did not have a material impact on the financial position of the Company. The Company evaluates goodwill for impairment on an ongoing basis.

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

HGFN has sustained substantial operating losses in recent years (including a $55.6 million loss from operations in 2001) and had a shareholders' deficit of $86.6 million at December 31, 2001. At June 30, 2002, the shareholders' deficit was $110.7 million. The Company incurred a $24.1 million net loss during the six months ended June 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, Carolina Investors, Inc. ("CII"). Although the losses have continued into 2002, the new management

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

o        Opening 12 additional production facilities during 2002;
o        Strengthening the depth of experienced production center managers;
o Increasing the number of loan officers from 236 at December 31, 2001, to 307 at June 30, 2002;
o Initiating a "conforming loan" product in early 2001 to utilize higher credit quality leads which were previously wasted;
o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
o        Reducing  the  costs of  originating  loans  by  requiring  payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
o Improving ability to fund higher volumes of loan originations by increasing warehouse lines of credit and utilizing available cash to fund loan originations;
o Negotiating joint ventures to realize revenue from title-related fees on current production; and
o        Reducing non-core operating and general overhead.

     In addition, HGFN has considered the divestiture of its retail mortgage origination division. Recent independent valuations have valued the division at between $135 million and $170 million. HGFN management may pursue potential acquirers for the division, but will continue to operate and grow the division until and if it is sold. Management can give no assurances that offers, if received, will be in the range of the valuations. The first and second quarter losses also may adversely affect the purchase price the Company is able to obtain for the division.

     The recurring operating losses and deficit equity of HGFN despite the existence of the foregoing measures raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern; however, there can be no assurance the Company will be able to continue as a going concern.

NOTE 3--CASH FLOW INFORMATION

         For the six-month periods ended June 30, 2002 and 2001, the Company paid interest of $11.9 million and $9.8 million, respectively.

         For the six-month periods ended June 30, 2002 and 2001, the Company paid income taxes of $155,000 and $0, respectively.

         For the six-month periods ended June 30, 2002 and 2001, the Company foreclosed on property in the amount of $1.3 million and $279,000, respectively.


NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2002, the amounts maintained in overnight investments in reverse repurchase agreements and other short-term investments, which are not insured by the FDIC, totaled approximately $1.8 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company maintains an investment bank account, and it considers the minimum balance requirement for the account as restricted cash. The purpose of this account is overdraft protection, and it is required as part of the Company's primary banking relationship. Also, the Company has assigned deposit accounts totaling $8.5 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. These deposits are shown as restricted cash in the financial statements.


NOTE 5--RESIDUAL RECEIVABLES AND SALES AND SECURITIZATIONS OF LOANS

         In 1997, the Company began securitizing mortgage loans, whereby it sells the loans that it originates or purchases to a trust for cash, and records certain assets and income based upon the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on the loans (collectively, the "Excess Cash Flow"). At the time of the securitization, the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as a residual receivable. The Company believes the assumptions it has used to value the residual receivable are appropriate and reasonable. At each reporting period, the Company assesses the fair value of these residual assets based on the present value of future cash flows expected under management's current best estimates of the key assumptions - credit losses, prepayment speed, forward yield curves, and discount rates commensurate with the risks involved and adjusts the recorded amounts to their estimated fair value.

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


NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

     The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 30, 2002. That facility currently bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of August 14, 2002. The outstanding balance under the Household line of credit was $2.7 million at June 30, 2002.

     The Company's subsidiary, HGI, has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident") orally increased to $20 million. Whether to make advances under the line is at Provident's sole discretion. Interest on the line varies on a loan by loan basis and ranges from the LIBOR rate plus 1.5% to the LIBOR rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $7 million collateral deposit. Provident holds a first mortgage on the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002. The outstanding balance under the Provident line of credit was $10.1 million at June 30, 2002.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.75%, required an irrevocable commitment fee of $2.5 million, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $17.2 million at June 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

         All of the Company's warehouse lines charge custodial fees, processing fees, and other miscellaneous fees on an individual loan basis ranging from $20 to $285. These charges are included in interest expense on the Company's statement of operations.

        All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.


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

         The indenture pertaining to the Senior Notes originally contained various restrictive covenants including limitations on, among other things, the incurrence of certain types of additional indebtedness, the payment of dividends and certain other payments, the ability of the Company's subsidiaries to incur further limitations on their ability to pay dividends or make other payments to the Company, liens, asset sales, the issuance of preferred stock by the Company's subsidiaries and transactions with affiliates. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the elimination of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to so amend the Indenture, consequently, as of November 2001 most of the restrictive covenants in the original Indenture no longer exist.

         The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary, CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing debt of all subsidiaries other than CII are currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at June 30, 2002 and December 31, 2001 were $ 6.3 million.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Included below is consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At June 30, 2002 and 2001 and December 31, 2001, all subsidiary guarantors were wholly-owned by the Company.

         The Subsidiary Guarantors of the Company's Senior Notes at June 30, 2002 consist of the following subsidiaries of the Company which are all wholly-owned by the Company:

          HomeGold, Inc. (f/k/a Emergent Mortgage Corp.)
          Emergent Mortgage Corp. of Tennessee
          Carolina Investors, Inc.
          Emergent Insurance Agency Corp.
          Emergent Business Capital Asset Based Lending, Inc.
          Surety Mortgage, Inc.

         Investments in subsidiaries are accounted for by the Parent and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain sums in the following tables may reflect immaterial rounding differences.

         As of June 30, 2002, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables through its special purpose bankruptcy-remote securitization subsidiaries.

         A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated Maryland Limited Liability Company, on December 2, 1998. Since not all assets of this subsidiary were sold, the guaranty was not released.


                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002
                                   (Unaudited)
                                 (In thousands)


                                                                   COMBINED
                                                                  WHOLLY-OWNED    COMBINED
                                                    PARENT        GUARANTOR      NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------    -----------    -----------    ------------   ------------
                   ASSETS
Cash and cash equivalents                          $    1,001     $    8,217     $        1     $        --   $       9,219
Restricted cash                                            66         10,059             --              --         10,125

Loans receivable:
   Loans receivable                                     1,023         65,567             --              --         66,590
   Notes receivable from other affiliates               4,927        185,003         19,935        (209,865)            --
                                                   ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         5,950        250,570         19,935        (209,865)        66,590

   Less allowance for credit losses on loans            (250)        (5,379)             --              --         (5,629)
   Plus deferred loan costs                               --         (1,215)             --              --         (1,215)
                                                   ----------    -----------    -----------    ------------   ------------
         Net loans receivable                          5,700        243,976          19,935        (209,865)        59,746

Income tax receivable                                      --             15             --              --             15
Accrued interest receivable                               199          2,288             --              --          2,487
Other receivables                                          --         16,238             --              --         16,238
Investment in subsidiaries                             32,324         45,638             --         (77,962)            --
Residual receivable, net                                1,000         13,502         35,623              --         50,125
Property and equipment, net                                --         20,912             --              --         20,912
Real  estate  and  personal   property   acquired          --            995             --              --            995
through foreclosure
Excess  of  cost  over  net  assets  of  acquired          33         19,074             --              --         19,107
businesses, net
Other assets                                               74         11,026             --              --         11,100
                                                   ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                       $   40,397     $  391,940     $   55,559     $  (287,827)  $    200,069
                                                   ==========    ===========    ===========    ============   ============

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving  warehouse lines of credit and other  $       --     $   30,029     $       --     $        --    $    30,029
borrowings

   Investor savings:
      Notes payable to investors                           --        228,297             --              --        228,297
      Subordinated debentures                              --         39,228             --              --         39,228
                                                   ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        267,525             --              --        267,525

   Senior unsecured debt                                6,250             --             --              --          6,250

   Other liabilities:
      Accounts payable and accrued liabilities              7          3,171             --              --          3,178
      Remittances payable                                  --          2,685             --              --          2,685
      Income taxes payable                                 --             88             --              --             88
      Accrued interest payable                            170            875             --              --          1,045
      Due to (from) affiliates                        151,115         55,227          9,923        (216,265)            --
                                                   ----------    -----------    -----------    ------------   ------------
         Total other liabilities                      151,292         62,046          9,923        (216,265)         6,996
   Subordinated debt to affiliates                         --             --             --              --             --
                                                   ----------    -----------    -----------    ------------   ------------
Total liabilities                                     157,542        359,600          9,923        (216,265)       310,800

Minority interest                                          --             16             (2)             --             14

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,659        235,215         48,807        (284,022)        46,659
   Note receivable from shareholder                    (5,700)        (5,700)            --           5,700         (5,700)
   Retained earnings (deficit)                       (168,121)      (198,191)        (3,171)        207,762       (161,721)
                                                   ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                 (117,145)        32,324         45,638         (71,562)      (110,745)
                                                   ----------    -----------    -----------    ------------   ------------
TOTAL   LIABILITIES  AND   SHAREHOLDERS'
   EQUITY (DEFICIT)                                $   40,397     $  391,940     $   55,559     $  (287,827)   $   200,069
                                                   ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                COMBINED
                                                               WHOLLY-OWNED    COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                     -------  -------------  -------------  ------------ ------------
ASSETS
Cash and cash equivalents                             $    1   $    26,350     $      1       $     --     $  26,352
Restricted cash                                           66         4,779           --             --         4,845
Loans receivable:
    Loans receivable                                   1,029        50,776           --             --        51,805
    Notes receivable from affiliates                   6,026       126,995       18,887       (151,908)           --
                                                     -------      --------       ------      ---------       -------
        Total loans receivable                         7,055       177,771       18,887       (151,908)       51,805
    Less allowance for credit losses on loans           (250)       (5,601)          --             --        (5,851)
    Less deferred loan fees                               --        (1,215)          --             --        (1,215)
    Plus deferred loan costs                              --            --           --             --            --
                                                     -------      --------       ------      ---------       -------
        Net loans receivable                           6,805       170,955       18,887       (151,908)       44,739
Other receivables:
    Income tax                                            --           596           --             --           596
    Accrued interest receivable                          199         1,788           --             --         1,987
    Other receivables                                     --         9,608           --             --         9,608
                                                     -------      --------       ------      ---------       -------
        Total other receivables                          199        11,992           --             --        12,191
Investment in subsidiaries                            49,153        45,418           --        (94,571)           --
Residual receivables, net                                 --        13,406       35,864             --        49,270
Net property and equipment                                --        19,941           --             --        19,941
Real estate and personal property acquired through
  foreclosure                                             --           603           --             --           603
Net excess of cost over net assets of acquired            33        18,192           --             --        18,225
businesses
Other assets                                              90         8,726           --             --         8,816
                                                     -------      --------       ------      ---------       -------
        TOTAL ASSETS                                 $56,347     $ 320,362       $54,752     $(246,479)     $184,982
                                                     =======     =========       =======     =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Revolving warehouse lines of credit and
      notes payable to banks                         $    --     $  25,621       $    --     $     --       $ 25,621
Investor savings:
    Notes payable to investors                            --       200,978            --           --        200,978
    Subordinated debentures                               --        30,125            --           --         30,125
                                                     -------      --------        ------     --------        -------
        Total investor savings                            --       231,103            --           --        231,103
Senior unsecured debt                                  6,250            --            --           --          6,250
Accounts payable and accrued liabilities                   6         6,204            --           --          6,210
Remittances payable                                       --         1,186            --           --          1,186
Income taxes payable                                      --           555            --           --            555
Accrued interest payable                                 170           513            --           --            683
Due to (from) affiliates                             142,947         6,027         9,334     (158,308)            --
                                                     -------      --------        ------    ---------        -------
        Total other liabilities                      143,123        14,485         9,334     (158,308)         8,634
Subordinated debt to affiliates                           --            --            --           --             --
                                                     -------      --------        ------    ---------        -------
        Total liabilities                            149,373       271,209         9,334     (158,308)       271,608
MINORITY INTEREST                                         --            --            --           --             --
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock                                          17         1,000             2       (1,002)            17
    Preferred stock                                   10,000            --            --           --         10,000
    Capital in excess of par value                    46,659       235,215        48,807     (284,022)        46,659
Note receivable from shareholder                      (5,700)       (5,700)           --        5,700         (5,700)
Retained earnings (deficit)                         (144,002)     (181,362)       (3,391)     191,153       (137,602)
                                                     -------      --------        ------    ---------        -------
        Total shareholders' equity (deficit)         (93,026)       49,153        45,418      (88,171)       (86,626)
                                                     -------      --------        ------    ---------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                        $ 56,347      $320,362       $54,752    $(246,479)      $184,982
                                                    ========      ========       =======    =========       ========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                      COMBINED
                                                                    WHOLLY-OWNED    COMBINED
                                                            PARENT    GUARANTOR    NON-GUARANTOR
                                                           COMPANY  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                           -------  -------------  -------------  ------------ ------------
REVENUES:
   Interest income                                      $      284     $  10,584    $       --     $  (6,827)   $     4,041
   Servicing income                                             --        20,413       (19,347)           --          1,066
   Gain on sale of loans                                        --         7,779            --            --          7,779
   Loan fees, net                                               --        15,209            --            --         15,209
                                                        ----------     ---------      --------      --------       --------
     Total revenue from loans and investments                  284        53,985       (19,347)       (6,827)        28,095

   Other revenues                                               --           647            --           (76)           571
                                                        ----------     ---------      --------      ---------      --------
      Total revenues                                           284        54,632       (19,347)       (6,903)        28,666

EXPENSES:
   Interest                                                  7,464        11,607            --        (6,827)         12,244
   Costs on REO and defaulted loans                             --           450            --            --             450
   Fair market write-down of residual receivable                --        20,401       (20,401)           --              --
   Salaries, wages and employee benefits                        --        22,954            --            --          22,954
   Business development costs                                   --         4,066            --            --           4,066
   Other general and administrative expenses                   110        12,766            --           (76)         12,800
                                                        ----------     ---------      --------      --------        --------
      Total expenses                                         7,574        72,244       (20,401)       (6,903)         52,514
                                                        ----------     ---------      --------      --------        --------

   Income  (loss)   before   income  taxes,   minority
      interest, and                                         (7,290)      (17,612)        1,054            --         (23,848)
     equity  in   undistributed   earnings  (loss)  of
      subsidiaries
   Earnings (loss) of subsidiaries                         (16,829)        1,052            --        15,777              --
                                                        ----------     ---------      --------      --------        --------
   Income  (loss)  before  income  taxes and  minority     (24,119)      (16,560)        1,054        15,777         (23,848)
      interest
   Provision for income taxes                                   --           269            --            --             269
                                                        ----------     ---------      --------      --------        --------
   Income (loss) before minority interest                  (24,119)      (16,829)        1,054        15,777         (24,117)
   Minority interest in loss of subsidiaries                    --            --            (2)           --              (2)
                                                        ----------     ---------      --------      --------        --------
   NET INCOME (LOSS)                                    $  (24,119)    $ (16,829)     $  1,052      $ 15,777        $(24,119)
                                                        ==========     =========      ========      ========        ========

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                          COMBINED
                                                                        WHOLLY-OWNED    COMBINED
                                                            PARENT       GUARANTOR    NON-GUARANTOR
                                                           COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        -----------    -------------  -------------   ------------   ------------
REVENUES:
   Interest income                                          $  259         $  9,453      $     --       $ (5,379)      $    4,333
   Servicing income                                             --           15,296       (12,776)             --           2,520
   Gain on sale of loans                                        --            5,213             --             --           5,213
   Loan fees, net                                               --           14,897             --             --          14,897
                                                          --------         --------       --------       --------        --------
     Total revenue from loans and investments                  259           44,859       (12,776)         (5,379)         26,963

   Other revenues                                                6              941             --           (148)            799
                                                          --------         --------       --------       --------        --------
      Total revenues                                           265           45,800       (12,776)         (5,527)         27,762

EXPENSES:
   Interest                                                  5,749            9,445             --         (5,380)          9,814
   Costs on REO and defaulted loans                             --            1,195             --             --           1,195
   Fair market write-down of residual receivable                --           13,806        (13,806)            --              --
   Salaries, wages and employee benefits                        --           16,447             --             --          16,447
   Business development costs                                   --            5,723             --             --           5,723
   Restructuring charges                                        --            1,241             --             --           1,241
   Other general and administrative expenses                   134           10,310             --           (148)         10,296
                                                          --------         --------       --------       --------        --------
      Total expenses                                         5,883           58,167        (13,806)        (5,528)         44,716
                                                          --------         --------       --------       --------        --------
   Income  (loss)   before   income  taxes,   minority
      interest, and                                         (5,618)         (12,367)         1,030              1         (16,954)
     equity  in   undistributed   earnings  (loss)  of
      subsidiaries
   Earnings (loss) of subsidiaries                         (11,666)           1,030             --         10,636              --
                                                          --------         --------       --------       --------        --------
   Income  (loss)   before   income  taxes,   minority
      interest and                                         (17,284)         (11,337)         1,030         10,637         (16,954)
     extraordinary item
   Provision for income taxes                                   --              329             --             --             329
                                                          --------         --------       --------       --------        --------
   Income   (loss)   before   minority   interest  and     (17,284)         (11,666)         1,030         10,637         (17,283)
      extraordinary item
   Minority interest in loss of subsidiaries                    --               --             --             (1)             (1)
                                                          --------         --------       --------       --------        --------
   Net income before extraordinary item                    (17,284)         (11,666)         1,030         10,636         (17,284)
   Extraordianary  item - gain  on  extinquishment
     of debt                                                   153               --             --             --             153
                                                          --------         --------       --------       --------        --------
   NET INCOME (LOSS)                                      $(17,131)        $(11,666)      $  1,030       $ 10,636        $(17,131)
                                                          ========         ========       ========       ========        ========

                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                                 (In thousands)
                                                                          COMBINED
                                                                        WHOLLY-OWNED     COMBINED
                                                            PARENT       GUARANTOR    NON-GUARANTOR
                                                           COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        -----------    -------------   ------------    ------------   ------------
REVENUES:
   Interest income                                        $    144       $    5,332       $      --      $   (3,571)    $   1,905
   Servicing income                                             --           10,755         (10,495)             --           260
   Gain on sale of loans                                        --            3,715              --              --         3,715
   Loan fees, net                                               --            7,367              --              --         7,367
                                                         ---------       ----------       ---------      ----------     ---------
          Total revenue from loans and investments             144           27,169         (10,495)         (3,571)       13,247

   Other revenues                                               --              447              --             (38)          409
                                                         ---------       ----------       ---------      ----------     ---------
      Total revenues                                           144           27,616         (10,495)         (3,609)       13,656

EXPENSES:
   Interest                                                  3,891            5,750              --          (3,571)        6,070
   Cost on REO and defaulted loans                              --              274              --              --           274
   Fair market write-down of residual receivable                --           10,913         (10,913)             --            --
   Salaries, wages and employee benefits                        --           12,703              --              --        12,703
   Business development costs                                   --            2,217              --              --         2,217
   Other general and administrative expenses                    53            6,929              --             (38)        6,944
                                                         ---------       ----------       ---------      ----------     ---------
      Total expenses                                         3,944           38,786         (10,913)         (3,609)       28,208
                                                         ---------       ----------       ---------      ----------     ---------

   Income  (loss)   before   income  taxes,   minority
interest, and                                               (3,800)         (11,170)            418              --       (14,552)
     equity  in   undistributed   earnings  (loss)  of
subsidiaries
   Earnings (loss) of subsidiaries                         (10,873)             418              --          10,455            --
                                                         ---------       ----------       ---------      ----------     ---------
Income  (loss)  before  income  taxes and  minority        (14,673)         (10,752)            418          10,455       (14,552)
       interest
   Provision for income taxes                                   --              120              --              --           120
                                                         ---------       ----------       ---------      ----------     ---------
   Income (loss) before minority interest                  (14,673)         (10,872)            418          10,455       (14,672)
   Minority interest in loss of subsidiaries                   (35)              (1)             --              --           (36)
                                                         ---------       ----------       ---------      ----------     ---------
   NET INCOME (LOSS)                                     $ (14,708)      $  (10,873)      $     418      $   10,455     $ (14,708)
                                                         =========       ==========       =========      ==========     ==========

                        THREE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                         COMBINED
                                                                       WHOLLY-OWNED      COMBINED
                                                           PARENT       GUARANTOR     NON-GUARANTOR
                                                          COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ----------    -------------    ------------    ------------   ------------
REVENUES:
   Interest income                                      $     128       $     4,885       $     --       $  (2,733)    $    2,280
   Servicing income                                            --             8,786         (7,381)              --         1,405
   Gain on sale of loans                                       --             3,546              --              --         3,546
   Loan fees, net                                              --             8,829              --              --         8,829
                                                        ---------        ----------       ---------      ----------     ---------
          Total revenue from loans and investments            128            26,046         (7,381)         (2,733)        16,060

   Other revenues                                              (1)              779              --           (134)           644
                                                        ---------        ----------       ---------      ----------     ---------
      Total revenues                                          127            26,825         (7,381)         (2,867)        16,704

EXPENSES:
   Interest                                                 2,918             4,646              --         (2,734)         4,830
   Cost on REO and defaulted loans                             --               664              --             --            664
   Fair market write-down of residual receivable               --             7,482         (7,482)             --             --
   Salaries, wages and employee benefits                       --             9,262              --             --          9,262
   Business development costs                                  --             3,040              --             --          3,040
   Restructuring charges                                       --             1,241              --             --          1,241
   Other general and administrative expenses                   99             4,850              --           (134)         4,815
                                                        ---------        ----------       ---------      ----------     ---------
      Total expenses                                        3,017            31,185         (7,482)         (2,868)        23,852
                                                        ---------        ----------       ---------      ----------     ---------

   Income  (loss)   before   income  taxes,
    minority interest, and equity  in
    undistributed   earnings (loss)  of subsidiaries       (2,890)           (4,360)           101               1         (7,148)

   Earnings (loss) of subsidiaries                         (4,485)               14             --           4,471             --
                                                        ---------        ----------       ---------      ----------     ---------

   Income  (loss)   before   income  taxes,   minority
       interest and extraordinary item                     (7,375)          (4,346)             101          4,472         (7,148)
   Provision for income taxes                                  --              139               --             --            139
                                                        ---------        ----------       ---------      ---------      ---------
   Income   (loss)   before   minority   interest  and     (7,375)          (4,485)             101          4,472         (7,287)
       extraordinary item
   Minority interest in loss of subsidiaries                   --                1                1             (1)             1
                                                        ---------        ----------       ---------      ---------      ---------
   Income before extraordinary item                        (7,375)          (4,484)             102          4,471         (7,286)
   Extraordinary item - gain on extinquishment of debt        101               --               --             --            101
                                                        ---------        ----------       ---------      ---------      ---------
   NET INCOME (LOSS)                                    $  (7,274)       $  (4,484)       $     102      $   4,471      $  (7,185)
                                                        =========        =========        =========      =========      =========


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                         COMBINED
                                                                       WHOLLY-OWNED      COMBINED
                                                           PARENT       GUARANTOR     NON-GUARANTOR
                                                          COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ----------    -------------    ------------    ------------   ------------
OPERATING ACTIVITIES:

   Net income (loss)                                     $(24,119)     $ (16,829)        $  1,052        $ 15,777      $ (24,119)
   Adjustments  to reconcile  net income  (loss) to
     net cash provided  by (used in) operating
     activities:

      Equity   in    undistributed    earnings   of       16,829          (1,052)              --        (15,777)             --
        subsidiaries
      Depreciation and amortization                           --           1,854               --             --           1,854
      Loss (gain) on sale of property and equipment           --              12               --             --              12
      Loss (gain) on sale of REO                              --             302               --             --             302
      Loans originated with intent to sell                    --        (361,818)              --             --        (361,818)
      Proceeds from sold loans                                --         332,829               --             --         332,829
      Other                                                   --              (1)               3             --               2
      Changes in operating assets and liabilities
        increasing (decreasing) cash                        (984)        (15,003)             240             --         (15,747)
                                                        --------       ---------        ---------       --------       ---------
   Net  cash   provided  by  (used  in)   operating
     activities                                           (8,274)        (59,706)           1,295             --         (66,685)
                                                        --------       ---------        ---------       --------       ---------

INVESTING ACTIVITIES:

   Loans  originated  or purchased  for  investment
     purposes                                                 --         (18,491)              --             --         (18,491)
   Principal collections on loans not sold                     6          31,125               --             --          31,131
   Proceeds  from sale of real estate and  personal
     property acquired through foreclosure                    --             644               --             --             644
   Proceeds from sale of property and equipment               --             897               --             --             897
   Purchase of property and equipment                         --          (3,734)              --             --          (3,734)
   Loans to shareholders                                      --              --               --             --              --
   Purchase of net assets of Surety Mortgage                  --            (388)              --             --            (388)
   Other                                                      --          (1,337)              --             --          (1,337)
                                                        --------       ---------        ---------       --------       ---------
   Net cash provided by investing activities                   6           8,716               --             --           8,722
                                                        --------       ---------        ---------       --------       ---------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                      --         271,232               --             --          271,232
   Payments on warehouse lines of credit                      --        (266,136)              --             --         (266,136)
   Payments on notes to banks                                 --            (688)              --             --             (688)
   Retirement of senior unsecured debt                        --              --               --             --               --
   Net increase in notes payable to investors                 --          27,319               --             --           27,319
   Net increase in subordinated debentures                    --           9,103               --             --            9,103
   Advances (to) from subsidiary                           9,268          (7,978)          (1,290)            --               --
   Other                                                      --               5               (5)            --               --
                                                        --------       ---------        ---------       --------        ---------
   Net cash provided by (used in) financing activities     9,268          32,857           (1,295)            --           40,830
                                                        --------       ---------        ---------       --------        ---------
   Net  increase   (decrease)   in  cash  and  cash        1,000         (18,133)              --             --          (17,133)
equivalents

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                         1          26,350                1             --           26,352
                                                        --------       ---------        ---------       --------        ---------
   END OF PERIOD                                        $  1,001       $   8,217         $      1       $     --        $   9,219
                                                        ========       =========        =========       ========        =========


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                          COMBINED
                                                                        WHOLLY-OWNED       COMBINED
                                                             PARENT       GUARANTOR      NON-GUARANTOR
                                                            COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           ---------    -------------    ------------    ------------   ------------
OPERATING ACTIVITIES:

   Net income (loss)                                      $ (17,131)    $  (11,666)       $   1,030       $  10,636     $  (17,131)
   Adjustments  to reconcile  net income  (loss) to
      net cash provided by (used in) operating
      activities:
      Equity   in    undistributed    earnings   of
        subsidiaries                                         11,666         (1,030)             --          (10,636)            --
      Depreciation and amortization                               1          2,162              --               --          2,163
      Gain on retirement of senior unsecured debt              (153)            --              --               --           (153)
      Net decrease in deferred loan fees                         --         (1,093)             --               --         (1,093)
      Loss on sale of real estate acquired  through
        foreclosure                                              --             --              --               --             --
      Fair value write-down of REO                               --            126              --               --            126
      Loss (gain) on sale of property and equipment              --             (3)             --               --             (3)
      Loss (gain) on sale of REO                                 --            258              --               --            258
      Loans originated with intent to sell                       --       (348,481)             --               --       (348,481)
      Proceeds from sold loans                                   --        292,831              --               --        292,831
      Other                                                      --              1              --               --              1
      Changes in operating assets and liabilities
        increasing (decreasing) cash                             14          1,139           3,067               --          4,220
                                                            -------      ---------        --------         --------      ---------
   Net  cash   provided  by  (used  in)   operating
     activities                                              (5,603)       (65,756)          4,097               --        (67,262)
                                                            -------      ---------        --------         --------      ---------

INVESTING ACTIVITIES:

   Loans purchased for investment purposes                       47            (47)             --               --             --
   Principal collections on loans not sold                       --         55,532              --               --         55,532
   Proceeds  from sale of real estate and  personal
    property acquired through foreclosure                        --            796              --               --            796
   Proceeds from sale of property and equipment                  --             21              --               --             21
   Purchase of property and equipment                            --           (337)             --               --           (337)
   Loan repayment from shareholders                              --             71              --               --             71
   Other                                                         --         (1,604)             --               --         (1,604)
                                                            -------      ---------        --------         --------      ---------
   Net cash provided by investing activities                     47         54,432              --               --         54,479
                                                            -------      ---------        --------         --------      ---------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                         --        326,246              --               --        326,246
   Payments on warehouse lines of credit                         --       (327,030)             --               --       (327,030)
   Retirement of senior unsecured debt                          (58)            --              --               --            (58)
   Net increase in notes payable to investors                    --         23,275              --               --         23,275
   Net increase in subordinated debentures                       --          2,437              --               --          2,437
   Advances (to) from subsidiary                              5,515         (1,423)         (4,092)              --             --
   Proceeds from issuance of  common stock                       --             25              --               --             25
   Other                                                         --              5              (5)              --             --
                                                            -------      ---------        --------         --------      ---------
   Net  cash   provided  by  (used  in)
     financing activities                                     5,457         23,535          (4,097)              --         24,895
                                                            -------      ---------        --------         --------      ---------

   Net  increase   (decrease)   in  cash  and
     cash equivalents                                           (99)        12,211             --                --         12,112

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                          101          3,589               1               --          3,691
                                                            -------      ---------        --------         --------      ---------
   END OF PERIOD                                            $     2      $  15,800        $      1         $     --      $  15,803
                                                            =======      =========        ========         ========      =========


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At June 30, 2002 and December 31, 2001, the Company had no outstanding forward commitment contracts.

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

         On May 6, 2002, the Town of Lexington, South Carolina ("the Town"), issued a Notice of Final Assessment ("the Assessment") related to its audit of the Company's revenues reported to the Town for purposes of calculating the Company's business license fee. The Assessment demands an additional $674,000 be paid to satisfy the fee requirements for business licenses. The Company believes the Assessment to be in error and plans to appeal the Assessment. The financial statements contain no expense accrual related to the Assessment.

        During 2002 and 2001, the Company was in default with respect to certain financial covenants under the Company's revolving warehouse line of credit with Household. In November, 2001, an amendment and forbearance agreement was executed whereby the line of credit was reduced from $40 million to $15 million, a collateral deposit of $1.5 million was required, and the lender agreed to forebear from exercising its rights resulting from the default. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of August 14, 2002.

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of June 30, 2002, HGFN has repurchased $118,750,000 of the Senior Notes, leaving $6,250,000 in aggregate principal amount outstanding.

         In the third and fourth quarters of 2001, the Company inadvertently recorded a $2.5 million irrevocable commitment fee for one of its warehouse credit facilities as a collateral deposit. The Company expects to restate its financial statements for the 2001 fiscal year to show $2.5 million less in restricted cash on its balance sheet and to show an additional aggregate expense of $2.5 million for the third and fourth quarters of 2001. The Company expects to make an appropriate corresponding restatement to the financial statements for its first fiscal quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion  below should be read in  conjunction  with the HomeGold
Financial,   Inc.  and   Subsidiaries   (the  "Company"  or  "HGFN")   Unaudited
Consolidated Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report contains such statements. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections of future financial or economic performance of the Company. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of the Company, its directors, or officers with respect to management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the ability of the Company's primary creditors to demand payment in full at will, the inability of the Company's subsidiary to continue to sell notes and subordinated debentures to investors, lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. The preceding list of risks and uncertainties, however, is not intended to be exhaustive. Because actual results may differ materially from those projected in this Report for the reasons, among others, listed above, the stockholders and bondholders of the Company are cautioned not to put undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2002 and any current reports on Form 8-K filed by the Company.

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

MERGER WITH HOMESENSE FINANCIAL CORP.

         On May 9, 2000, HomeSense Financial Corporation and certain of its affiliated companies ("HomeSense") were merged into HomeGold, Inc. ("HGI"), a wholly-owned subsidiary of HGFN pursuant to a merger agreement approved by HGFN's shareholders on April 28, 2000.

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

ACQUISITION OF SURETY MORTGAGE, INC.

         On January 1, 2002, the Company, through its subsidiary, HGI, a wholly-owned subsidiary of HGFN, acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. Surety specializes in the origination and sale of conforming mortgage products. Management is hopeful that this acquisition will broaden the target market for residential mortgages by providing more products and including customers with favorable credit in the Company's marketing efforts. This acquisition gives the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Approximately 27% of the Company's production for the first six months of 2002 was underwritten through this newly acquired subsidiary. The transaction resulted in $882,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition.

LOAN TO FLEXCHECK HOLDINGS, LLC

         As of June 30, 2002, the Company had made loans in the aggregate amount of $4.9 million to FlexCheck Holdings, LLC ("FlexCheck"), a cash advance company. The Company has no ownership interest in FlexCheck but has an option to purchase an 80% interest for $100,000. The Company anticipates making additional loans to FlexCheck to fund its startup operations. The loans to FlexCheck are secured by a lien on all of its assets.

 RESULTS OF OPERATIONS

         For the  periods  indicated,  the  following  table sets forth  certain
information  derived  from  the  Company's   Consolidated  Financial  Statements
expressed as a percentage of total revenues.


                                                FOR THE SIX MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,
                                          --------------------------------------    ---------------------------------
                                                2002                 2001                2002               2001
                                          -----------------     ----------------    ---------------     -------------
Interest income                                  14.1  %              15.6  %             14.0 %             13.6 %
Servicing income                                  3.7                  9.1                 1.9                8.4
Gross gain on sale of loans                      27.1                 18.8                27.2               21.2
Loan fees, net                                   53.1                 53.6                53.9               52.9
Other revenues                                    2.0                  2.9                 3.0                3.9
                                          ----------------      ----------------    --------------     -------------
         Total revenues                         100.0  %             100.0  %            100.0 %            100.0 %
                                          ================      ================    ==============     =============

Interest expense                                 42.7  %              35.4  %             44.5 %            28.9  %
Cost of real estate owned and
      defaulted loans                             1.6                  4.3                 2.0                4.0
Salaries, wages and employee
      benefits                                   80.1                 59.2                93.0               55.5
Business development costs                       14.2                 20.6                16.2               18.2
Restructuring costs                                --                  4.5                  --                7.4
Other general and administrative
      expenses                                   44.6                 37.1                50.8               28.8
                                          ----------------      ----------------    --------------     -------------
Loss before income taxes, minority
      interest and extraordinary item           (83.2)               (61.1)             (106.5)             (42.8)
Provision for income taxes                        0.9                  1.2                 0.9                0.8
Minority interest in (income) loss
       of subsidiaries                             --                   --                (0.3)                --
Extraordinary item - gain on
       extinguishment of debt, net                 --                  0.6                  --                0.6
                                          ----------------      ----------------    --------------     -------------
         Net loss                               (84.1) %             (61.7) %           (107.7) %           (43.0) %
                                          ================      ================    ==============     =============


RESULTS OF OPERATIONS

Six months ended June 30, 2002, compared to six months ended June 30, 2001

         The Company recognized a net loss of $24.1 million for the six months ended June 30, 2002 as compared to a net loss of $17.1 million for the six months ended June 30, 2001.

         Total revenues for the six months ended June 30, 2002 increased $904,000, or 3.3%, compared to the six months ended June 30, 2001. The increase in total revenues resulted primarily from a $2.6 million, or 49.2%, increase in gain on sale of loans, partially offset by a $1.5 million, or 57.7%, decrease in servicing income.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales and an increase in the average premium obtained in the 2002 period compared to the 2001 period. In the 2002 period, the Company had mortgage whole loan sales of $332.8 million at an average premium of 2.6% compared to mortgage whole loan sales of $292.8 million at an average premium of 1.6% in the 2001 period. The higher sales were primarily a result of a $75.7 million increase in loan production related to the Company's emphasis on retail production and an increase in loan officers from 221 at June 30, 2001 to 307 at June 30, 2002. The Company attributes the higher premiums received to market conditions.

         The decline in servicing income is due to a decrease in the average serviced loan portfolio from repayments of loans in the securitized pools as well as amortization of the residual assets.

        Total expenses for the six months ended June 30, 2002 increased $7.8 million, or 17.4%, compared to the six months ended June 30, 2001. The increase in total expenses resulted primarily from a $6.5 million, or 39.6%, increase in personnel costs, a $2.4 million, or 24.8%, increase in interest expense, and a $2.5 million, or 24.3%, increase in general and administrative expenses, partially offset by a $1.7 million, or 29.0%, decrease in business development costs, a

$1.2 million, or 100.0%, reduction in restructuring costs, and a $745,000, or 62.3%, decrease in costs on owned real estate and defaulted loans.

         The increase in personnel costs resulted primarily from the opening of new production centers in the second half of 2001 and the first half of 2002. The number of loan officers increased from 221 at June 30, 2001 to 307 at June 30, 2002. At June 30, 2002, the Company had 924 employees. Likewise, the increase in other general and administrative costs is primarily attributable to the additional costs related to the new centers. The decrease in business development costs is related to the Company's utilization of a leads database which allows it to 'recycle' leads; therefore, it can send new names to its loan officers without the cost of purchasing them. As a percentage of total production, business development costs decreased to 1.1% in the 2002 period from 1.9% in the 2001 period.

         The decrease in costs on real estate owned and defaulted loans of $745,000 for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 is primarily a result of the Company's focused efforts to minimize the costs associated with maintaining and selling properties acquired in satisfaction of debt. The allowance for credit losses is analyzed on a quarterly basis for adequacy. Based on the level of loans held for investment and the lower loan delinquency rates, the allowance for credit losses was determined to be adequate as of June 30, 2002, and no additional provision was required. The decrease in costs on owned real estate and defaulted loans has been expected due to the Company's aggressive liquidation in 2002 of real estate acquired through foreclosure.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's subordinated debt, which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2001.

         Restructuring costs decreased by $1.2 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. These charges were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters from Greenville, S.C. to Lexington, S.C. in 2001. The primary costs were employee severance costs.

         The Company has recorded current tax expense of $269,000 and $329,000 for the 2002 and 2001 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income". Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. Securitizations since 2000 were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 2001 period, the Company realized a $153,000 extraordinary gain on the extinguishment of debt related to the purchase of $211,000 of its Senior Notes. At June 30, 2002, the Company had $6.3 million of Senior Notes outstanding.

Three months ended June 30, 2002 compared to three months ended June 30, 2001


         The Company recognized a net loss of $14.7 million for the three months ended June 30, 2002 as compared to a net loss of $7.2 million for the three months ended June 30, 2001.

         Total revenues decreased $3.0 million, or 18.2%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in total revenues resulted primarily from a $1.5 million, or 16.6%, decrease in net loan fees and a $1.1 million, or 81.5%, decrease in servicing income.

         The decrease in net loan fees is primarily the result of a decrease in average loan origination fees charged, to 3.67% from 4.32% for the three months ended June 30, 2002 and the three months ended June 30, 2001, respectively. The decrease in average loan origination fees charged is indicative of a change in the mix of loans originated to include a higher percentage of conforming loans which generate lower fees.

         The decline in servicing income is due to a decrease in the average serviced loan portfolio from repayments of loans in the securitized pools as well as amortization of the residual assets.

         Total expenses for the three months ended June 30, 2002 increased $4.4 million, or 18.3%, compared to the three months ended June 30, 2001. The increase in total expenses resulted primarily from a $2.1 million, or 44.2% increase in general and administrative costs, a $3.4 million, or 37.2%, increase in salaries, wages, and employee benefits, and a $1.2 million, or 25.7%, increase in interest expense, partially offset by a $1.2 million, or 100.0%, decrease in restructuring costs and a $823,000, or 27.1%, decrease in business development costs.

         The increase in personnel costs resulted primarily from the opening of new production centers in the second half of 2001 and the first half of 2002. The number of loan officers increased from 221 at June 30, 2001 to 307 at June 30, 2002. At June 30, 2002, the Company had 924 employees. Likewise, the increase in other general and administrative costs is primarily attributable to the additional costs related to the new centers. The decrease in business development costs is related to the Company's utilization of a leads database which allows it to 'recycle' leads; therefore, it can send new names to its loan officers without the cost of purchasing them. As a percentage of total production, business development costs decreased to 1.1% in the 2002 period from 2.0% in the 2001 period.

         The increase in interest expense is the result of additional borrowings associated with the increase in the Company's subordinated debt, which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2001.

         Restructuring costs decreased by $1.2 million for the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001. These charges were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters from Greenville, S.C. to Lexington, S.C. in 2001. The primary costs were employee severance costs.

         The decrease in costs on real estate owned and defaulted loans of $390,000 for the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001 is primarily a result of the Company's focused efforts to minimize the costs associated with maintaining and selling properties acquired in satisfaction of debt. The allowance for credit losses is analyzed on a quarterly basis for adequacy. Based on the level of loans held for investment and the lower loan delinquency rates, the allowance for credit losses was determined to be adequate as of June 30, 2002, and no additional provision was required. The decrease in costs on owned real estate and defaulted loans has been expected due to the Company's aggressive liquidation in 2002 of real estate acquired through foreclosure.

         The Company has recorded current tax expense of $120,000 and $139,000 for the quarters ended June 30, 2002 and 2001, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income". Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOL's and did not result in any incremental increase in current income tax expense. Securitizations since 2000 were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 2001 period, the Company recorded a $101,000 extraordinary gain on the extinguishment of debt related to the purchase of $140,000 of its Senior Notes. At June 30, 2002, the Company had $6.3 million of Senior Notes outstanding.

FINANCIAL CONDITION

     Net loans receivable increased to $59.7 million at June 30, 2002 from $44.7 million at December 31, 2001. The increase in net loans receivable resulted primarily from an increase in loans retained for investment purposes of $18.5 million during 2002 and increased production during the first six months of 2002 compared to the fourth quarter of 2001. Average monthly loan production in 2002 to date was $72.6 million compared to average monthly loan production of $68.6 million during the fourth quarter of 2001

         Other receivables increased to $16.2 million at June 30, 2002 compared to $9.6 million at December 31, 2001. During 2002, HGFN entered into a $15 million revolving credit agreement with FlexCheck, a cash advance company, whereby HGFN is the creditor and FlexCheck is the borrower. The note bears interest at a rate of 3% plus the weighted average interest rate paid by CII on its outstanding debentures and floating rate notes, is collateralized by the assets of FlexCheck, and terminates on June 30, 2006. At June 30, 2002, HGFN had a $4.9 million receivable under this agreement.

         The net residual receivables were $50.1 million at June 30, 2002, compared to $49.3 million at December 31, 2001. The small increase resulted primarily from the mark-to-market adjustments of the residual assets.

         Real estate and personal property acquired in foreclosure increased to $995,000 at June 30, 2002, from $603,000 at December 31, 2001. This increase resulted from additional foreclosures on mortgage loans within the period.

         The primary sources for funding the Company's receivables comes from borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures) and the sale or securitization of loans. At June 30, 2002, the Company had $30.0 million outstanding under revolving warehouse lines of credit and other obligations to banks, compared to $25.6 million at December 31, 2001. At June 30, 2002, the Company had $267.5 million of CII notes payable to investors and subordinated debentures outstanding, compared with $231.1 million at December 31, 2001.

         The aggregate principal amount of outstanding Senior Notes was $6.3 million at June 30, 2002 and December 31, 2001. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         The total shareholders' deficit at June 30, 2002 was $110.7 million, compared to $86.6 million at December 31, 2001. This increase is attributable to the net loss of $24.1 million for the six months ended June 30, 2002.

EXPECTED RESTATEMENT OF FINANCIAL STATEMENTS FOR 2001

        In the third and fourth quarters of 2001, the Company inadvertently recorded a $2.5 million irrevocable commitment fee for one of its warehouse credit facilities as a collateral deposit. The Company expects to restate its financial statements for the 2001 fiscal year to show $2.5 million less in restricted cash on its balance sheet and to show an additional aggregate expense of $2.5 million for the third and fourth quarters of 2001. The Company expects to make an appropriate corresponding restatement to the financial statements for its first fiscal quarter of 2002.

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

       HGFN has sustained substantial operating losses in recent years (including a $55.6 million loss from operations in 2001) and had a shareholders' deficit of $86.6 million at December 31, 2001. At June 30, 2002, the shareholders' deficit was $110.7 million. The Company incurred a $24.1 million net loss during the six months ended June 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, CII. Although the losses have continued into 2002, the new manangement team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

o        Opening 12 additional production facilities during 2002;
o        Strengthening the depth of experienced production center managers;
o Increasing the number of loan officers from 236 at December 31, 2001, to 307 at June 30, 2002;

o Initiating a "conforming loan" product in early 2001 to utilize higher credit quality leads which were previously wasted;
o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
o Improving ability to fund higher volumes of loan originations by increasing warehouse lines of credit and utilizing available cash to fund loan originations;
o Negotiating joint ventures to realize revenue from title-related fees on current production; and
o        Reducing non-core operating and general overhead.

     In addition, HGFN has considered the divestiture of its retail mortgage origination division. Recent independent valuations have valued the division at between $135 million and $170 million. HGFN management may pursue potential acquirers for the division, but will continue to operate and grow the division until and if it is sold. Management can give no assurances that offers, if received, will be in the range of the valuations. The first and second quarter losses also may adversely affect the purchase price the Company is able to obtain for the division.

     The recurring operating losses and deficit equity of HGFN despite the existence of the foregoing measures raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern; however, there can be no assurance the Company will be able to continue as a going concern.


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

         The percentage of total serviced mortgage loans past due 30 days or more decreased to 9.0% at June 30, 2002 compared to 10.2% at December 31, 2001. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not occur. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company's allowance for loan loss as a percentage of gross loans was 8.5% at June 30, 2002 and 11.3% at December 31, 2001. The Company considers its allowance for credit losses at June 30, 2002 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience, and the secured nature of most of the Company's outstanding loans.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans than were originated and as a result of its operating losses, the Company experienced negative cash flows from operating activities of $66.7 million and $67.3 million, for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the Company had a shareholders' deficit of $110.7 million. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund loans purchased and originated and costs of operating the newly opened production centers until production levels support operating costs for the centers. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) cash borrowed under its credit facilities, and (vii) proceeds from CII notes and debentures.

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

         Cash and cash equivalents were $9.2 million at June 30, 2002 and $26.4 million at December 31, 2001. Cash used in operating activities was $66.7 million for the six months ended June 30, 2002, compared to cash used in operating activities of $67.3 million for the six months ended June 30, 2001. Cash provided by investing activities was $8.7 million and $54.5 million for the six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities was $40.8 million for the six months ended June 30, 2002, compared to $24.9 million for the six months ended June 30, 2001. The decrease in cash used in operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was due principally to a higher percentage of loans sold in 2002. The reduction in cash provided by investing activities was primarily from additional loans retained for investment purposes in 2002 and lower principal collections on loans not sold. The increase in cash provided by financing activities was due principally to the increase in notes and debentures sold by CII to its investors.

      The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 30, 2002. That facility currently bears interest at the prime rate plus .25%, requires a $1.5 million dollar collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of August 14, 2002. The outstanding balance under the Household line of credit was $2.7 million at June 30, 2002.

         The Company's subsidiary, HGI, has a $15 million revolving warehouse line of credit with The Provident Bank ("Provident") orally increased to $20 million. Whether to make advances under the line is at Provident's sole discretion. Interest on the line varies on a loan by loan basis and ranges from the LIBOR rate plus 1.5% to the LIBOR rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allows for a rate reduction from the base rates if certain monthly funded volume targets are met. The agreement requires a $7 million collateral deposit. Provident holds a first mortgage on the Company's Reed Avenue property, formerly occupied by HGI, in Lexington, South Carolina. The line of credit terminates on October 31, 2002. The outstanding balance under the Provident line of credit was $10.1 million at June 30, 2002.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.75%, required an irrevocable commitment fee of $2.5 million, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $17.2 million at June 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

        All of the Company's warehouse lines charge custodial fees, processing fees, and other miscellaneous fees on an individual loan basis ranging from $20 to $285. These charges are included in interest expense on the Company's statement of operations.

     All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated at maturity. Either occurrence would adversely affect the Company's ability to originate loans.

         During 1997, the Company sold $125.0 million in aggregate principal amount of 10 3/4% Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $5.0 million in 2001. At June 30, 2002 and December 31, 2001, $6.3 million in aggregate principal amount of Senior Notes were outstanding. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the elimination of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to amend the original Indenture, consequently, as of November 2001, most of the restrictive covenants in the original Indenture no longer exist.

         CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of 1933, as amended (the "Securities Act"). At June 30, 2002 and December 31, 2001, CII had an aggregate of $228.3 million and $201.0 million of investor notes outstanding, respectively, and an aggregate of $39.2 million and $30.1 million, respectively, of subordinated debentures. The investor notes and subordinated debentures are subordinate in priority to the warehouse lines. Maturities of the CII notes and debentures generally range from one to two years.

         The Company's primary objective for the remainder of 2002 is to return to profitability; however, monthly operating losses may continue into 2003. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring further significant capital expenditures during the remainder of 2002.

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the six months ended June 30, 2002 and 2001, the Company sold $332.8 million and $292.8 million of mortgage loans, respectively.

         No loans were securitized in the first six months of 2002. The Company completed a servicing released securitization in the second quarter of 2001 for $9.9 million. This transaction resulted in a $3.5 million residual certificate. The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $50.1 million and $49.3 million, net of allowances, at June 30, 2002 and December 31, 2001, respectively.

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

         The Company assesses the carrying value of its residual receivables and servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on sale of loans, residual receivables, and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivables and/or servicing  assets may be  decreased  through a charge  against  earnings  in the period management recognizes the disparity. Conversely, if actual loan prepayments or defaults are better than the Company's estimates, the carrying value of the Company's residual receivables and/or servicing assets may be increased, with additional earnings recognized in the period management recognizes the disparity. During 2001, the Company increased the valuation reserve $7.1 million for anticipated future losses related to its securitized pools. Management has concluded that no valuation adjustments have been necessary since December 31, 2001.

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

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

In the November 2000 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The issue deals with how interest income and impairment should be recognized for retained interests in securitizations. If upon evaluation, the holder determines that it is probable that there is a change in estimated cash flows (in both timing and estimates of projected cash flows), the amount of accretable yield should be recalculated and if that change in estimated cash flows is an adverse change, an other-than-temporary impairment should be considered to have occurred. The effective date of this EITF is March 15, 2001. The Company recorded a permanent impairment loss of $7.1 million in certain of its securitized assets as of December 31, 2001. Management has concluded that no valuation adjustments have been necessary since December 31, 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. During 2002 and 2001, the Company did not participate in any material business combinations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The implementation of this statement did not have a material impact on the financial position of the Company. The Company evaluates goodwill for impairment on an ongoing basis.

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

         At June 30, 2002 the Company's deferred tax asset was $0. Although the Company expects to utilize its operating loss carryforwards, a valuation allowance was established in accordance with SFAS No. 109. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset based on analysis of available evidence. Management has concluded that a valuation allowance is required to sufficiently reduce the deferred tax asset based upon their analysis. The analysis is performed on a quarterly basis using the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Total net operating loss carryforwards are $143.8 million at December 31, 2001, and do not begin to expire until 2006 and beyond.

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates, it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. Since the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company.

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

         The Company's market risk arises primarily from interest rate risk inherent in its lending, its holding of residual receivables and its investor savings activities. The structure of the Company's loan and investor savings portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines. Management has elected to use "Gap Position" to monitor the timing differences between interest earning assets and interest bearing liabilities. This approach is a static representation of the Company's balance sheet items that are most likely to be affected by a change in interest rates. Management believes the "Gap Position" analysis provides a detailed breakdown of the Company's interest rate risk. The "Gap Position" also adds a time dimension to the balance sheet items that are sensitive to interest rate changes.

         While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no significant open hedging positions at June 30, 2002.

         As of June 30, 2002, there have been no material changes from the market risk sensitivity analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The disclosures related to the market risk of HGFN should be read in conjunction with HGFN's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in HGFN's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 6.           Exhibits and Reports on Form 8-K
                      a)    Exhibits

                  10.11.2 Supplemental Terms and Conditions to Master Repurchase Agreement dated July 6, 2001 between Impac Warehouse Lending Group and HomeGold, Inc.
                  10.11.3 Seller's Warranties Agreement dated July 6, 2001 between Impac Warehouse Lending Group and HomeGold, Inc.
                  10.11.4 Confirmation Terms of Transactions (Certificate of Seller) dated July 6, 2001 between Impac Warehouse Lending Group and HomeGold, Inc.
                  10.13.1 $15,000,000 Revolving Credit Agreement by and between FlexCheck Holdings, LLC, and HomeGold Financial, Inc. dated as of January 15, 2002 and executed July 19, 2002

                  10.13.2 $15,000,000 Secured Revolving Promissory Note between FlexCheck Holdings, LLC, and HomeGold Financial, Inc. dated March 6, 2002 and executed July 19, 2002
                  10.13.3 Security Agreement between FlexCheck Holdings, LLC, and HomeGold Financial, Inc. dated January 18, 2002 and executed July 19, 2002
                  10.13.4 Operating Agreement of FlexCheck Holdings, LLC effective as of January 15, 2002
                  10.13.5 Flexcheck Holdings LLC Option for Purchase of Ownership Interests
                     99.1   Certificate of Chief  Executive Officer  pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002
                     99.2   Certificate of Chief  Financial Officer  pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

                      b)     Reports on Form 8-K
                             -------------------
                             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOMEGOLD FINANCIAL, INC.

Date: August 19, 2002
                                 By:     \s\ Ronald J. Sheppard
                                         ----------------------------------
                                         Ronald J. Sheppard
                                         Chief Executive Officer and Director

Date: August 19, 2002
                                 By:     \s\ Paul Banninger
                                         -----------------------------------
                                         Paul Banninger
                                         Director

Date: August 19, 2002
                                 By:     \s\ Forrest E. Ferrell
                                         ----------------------------------
                                         Forrest E. Ferrell
                                         President

Date: August 19, 2002
                                 By:     \s\ Karen A. Miller
                                         ---------------------------------
                                         Karen A. Miller
                                         Executive Vice President and
                                         Chief Administrative Officer

Date: August 19, 2002
                                 By:     \s\ Kevin G. Martin
                                         ---------------------------------
                                         Kevin G. Martin
                                         Executive Vice President and
                                         Chief Financial Officer