Form 10-Q/A
period 2002-06-30
HOMEGOLD FINANCIAL INC
filed 2002-11-19
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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



                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2002                  2001
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $          9,219      $        26,352
Restricted cash                                                                                   12,625                7,345

Loans receivable                                                                                  66,590               51,805
   Less allowance for credit losses on loans                                                      (5,629)              (5,851)
   Less deferred loan fees, net                                                                   (1,215)              (1,215)
                                                                                        ----------------      ---------------
         Net loans receivable                                                                     59,746               44,739

Income taxes receivable                                                                               15                  596
Accrued interest receivable                                                                        2,487                1,987
Other receivables                                                                                 16,238                9,608
Residual receivable, net                                                                          50,125               49,270
Property and equipment, net                                                                       20,912               19,941
Real estate and personal property acquired through foreclosure                                       995                  603
Goodwill, net of accumulated amortization of $3,110 in 2002 and 2001                              19,107               18,225
Debt origination costs, net                                                                           73                   90
Servicing asset                                                                                      495                  563
Prepaid advertising and other assets                                                              10,532                8,163
                                                                                        ----------------      ---------------
TOTAL ASSETS                                                                            $        202,569      $       187,482
                                                                                        ================      ===============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
   Revolving warehouse lines of credit                                                  $         30,029      $        24,933
   Notes payable to banks                                                                             --                  688

   Investor savings:
        Notes payable to investors                                                               228,297              200,978
        Subordinated debentures                                                                   39,228               30,125
                                                                                        ----------------      ---------------
           Total investor savings                                                                267,525              231,103

   Senior unsecured debt                                                                           6,250                6,250

   Other liabilities:
        Accounts payable and accrued liabilities                                                   3,178                6,210
        Remittances payable                                                                        2,685                1,186
        Income taxes payable                                                                          88                  555
        Accrued interest payable                                                                   1,045                  683
                                                                                        ----------------      ---------------
           Total other liabilities                                                                 6,996                8,634
                                                                                        ----------------      ---------------

Total liabilities                                                                                310,800              271,608

Minority interest                                                                                     14                   --

Shareholders' deficit:
   Preferred stock, par value $1.00 per share - authorized 20,000,000 shares, issued
        and outstanding 10,000,000 shares                                                         10,000               10,000
   Common stock, par value $.001 per share - authorized 100,000,000 shares, issued
        and outstanding 16,912,594 shares                                                             17                   17
   Capital in excess of par value                                                                 46,659               46,659
   Note receivable from shareholder                                                               (5,700)              (5,700)
   Accumulated deficit                                                                          (159,221)            (135,102)
                                                                                        ----------------      ---------------
Total shareholders' deficit                                                                     (108,245)             (84,126)
                                                                                        ----------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $        202,569      $       187,482
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




                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)




                                        Common Stock                                        Note
                                   ------------------------   Capital in                 Receivable                       Total
                                     Shares                   Excess of     Preferred       from       Accumulated    Shareholders'
                                     Issued       Amount      Par Value       Stock      Shareholder     Deficit          Deficit
                                   ------------  ----------  -----------   ----------   ------------  -------------   -------------

Balance at December 31, 2000       16,810,149     $    17     $   46,643    $  10,000      $  (5,985)   $  (61,503)     $  (10,828)
 Shares issued:
    Employee Stock Purchase
       Plan                            87,358          --             25           --             --            --              25
 Collections on note
  receivable from shareholder              --          --             --           --             71            --              71
 Net loss                                  --          --             --           --             --       (17,131)        (17,131)
                                  -----------   ---------     ----------   ----------      ---------      ---------      ----------

Balance at June 30, 2001           16,897,507    $     17     $   46,668    $  10,000      $  (5,914)    $ (78,634)      $ (27,863)
                                  ===========    ========     ==========    =========      ==========    ==========      ==========


Balance at December 31, 2001       16,912,594   $      17   $     46,659    $  10,000    $    (5,700)    $(135,102)      $ (84,126)
  Net loss                                 --          --             --           --             --       (24,119)        (24,119)
                                  -----------    --------     ----------   ----------       ---------     ---------      ----------

Balance at June 30, 2002           16,912,594   $      17   $     46,659    $  10,000    $    (5,700)    $(159,221)      $(108,245)
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

HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and had a shareholders' deficit of $84.1 million at December 31, 2001. At June 30, 2002, the shareholders' deficit was $108.2 million. The Company incurred a $24.1 million net loss during the six months ended June 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, Carolina Investors, Inc. ("CII"). Although the losses have continued into 2002, the new management

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company maintains an investment bank account, and it considers the minimum balance requirement for the account as restricted cash. The purpose of this account is overdraft protection, and it is required as part of the Company's primary banking relationship. Also, the Company has assigned deposit accounts totaling $11.0 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. These deposits are shown as restricted cash in the financial statements.


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


NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

     The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 31, 2002. That facility currently bears interest at the prime rate plus .25%, requires a $1.5 million collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of August 14, 2002. The outstanding balance under the Household line of credit was $2.7 million at June 30, 2002.

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

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.75%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $17.2 million at June 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

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


                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002
                                   (Unaudited)
                                 (In thousands)


                                                                   COMBINED
                                                                  WHOLLY-OWNED    COMBINED
                                                    PARENT        GUARANTOR      NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------    -----------    -----------    ------------   ------------
                   ASSETS
Cash and cash equivalents                          $    1,001     $    8,217     $        1     $        --   $      9,219
Restricted cash                                            66         12,559             --              --         12,625

Loans receivable:
   Loans receivable                                     1,023         65,567             --              --         66,590
   Notes receivable from other affiliates               4,927        185,003         19,935        (209,865)            --
                                                   ----------    -----------    -----------    ------------   ------------
         Total loans receivable                         5,950        250,570         19,935        (209,865)        66,590

   Less allowance for credit losses on loans            (250)        (5,379)             --              --         (5,629)
   Plus deferred loan costs                               --         (1,215)             --              --         (1,215)
                                                   ----------    -----------    -----------    ------------   ------------
         Net loans receivable                          5,700        243,976          19,935        (209,865)        59,746

Income tax receivable                                      --             15             --              --             15
Accrued interest receivable                               199          2,288             --              --          2,487
Other receivables                                          --         16,238             --              --         16,238
Investment in subsidiaries                             34,824         45,638             --         (80,462)            --
Residual receivable, net                                1,000         13,502         35,623              --         50,125
Property and equipment, net                                --         20,912             --              --         20,912
Real  estate  and  personal   property   acquired          --            995             --              --            995
through foreclosure
Excess  of  cost  over  net  assets  of  acquired          33         19,074             --              --         19,107
businesses, net
Other assets                                               74         11,026             --              --         11,100
                                                   ----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                       $   42,897     $  394,440     $   55,559     $  (290,327)  $    202,569
                                                   ==========    ===========    ===========    ============   ============

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving  warehouse lines of credit and other  $       --     $   30,029     $       --     $        --    $    30,029
borrowings

   Investor savings:
      Notes payable to investors                           --        228,297             --              --        228,297
      Subordinated debentures                              --         39,228             --              --         39,228
                                                   ----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        267,525             --              --        267,525

   Senior unsecured debt                                6,250             --             --              --          6,250

   Other liabilities:
      Accounts payable and accrued liabilities              7          3,171             --              --          3,178
      Remittances payable                                  --          2,685             --              --          2,685
      Income taxes payable                                 --             88             --              --             88
      Accrued interest payable                            170            875             --              --          1,045
      Due to (from) affiliates                        151,115         55,227          9,923        (216,265)            --
                                                   ----------    -----------    -----------    ------------   ------------
         Total other liabilities                      151,292         62,046          9,923        (216,265)         6,996
   Subordinated debt to affiliates                         --             --             --              --             --
                                                   ----------    -----------    -----------    ------------   ------------
Total liabilities                                     157,542        359,600          9,923        (216,265)       310,800

Minority interest                                          --             16             (2)             --             14

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,659        235,215         48,807        (284,022)        46,659
   Note receivable from shareholder                    (5,700)        (5,700)            --           5,700         (5,700)
   Retained earnings (deficit)                       (165,621)      (195,691)        (3,171)        205,262       (159,221)
                                                   ----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                 (114,645)        34,824         45,638         (74,062)      (108,245)
                                                   ----------    -----------    -----------    ------------   ------------
TOTAL   LIABILITIES  AND   SHAREHOLDERS'
   EQUITY (DEFICIT)                                $   42,897     $  394,440     $   55,559     $  (290,327)   $   202,569
                                                   ==========    ===========    ===========    ============   ============

                            HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                COMBINED
                                                               WHOLLY-OWNED    COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                     -------  -------------  -------------  ------------ ------------
ASSETS
Cash and cash equivalents                             $    1   $    26,350     $      1       $     --     $  26,352
Restricted cash                                           66         7,279           --             --         7,345
Loans receivable:
    Loans receivable                                   1,029        50,776           --             --        51,805
    Notes receivable from affiliates                   6,026       126,995       18,887       (151,908)           --
                                                     -------      --------       ------      ---------       -------
        Total loans receivable                         7,055       177,771       18,887       (151,908)       51,805
    Less allowance for credit losses on loans           (250)       (5,601)          --             --        (5,851)
    Less deferred loan fees                               --        (1,215)          --             --        (1,215)
    Plus deferred loan costs                              --            --           --             --            --
                                                     -------      --------       ------      ---------       -------
        Net loans receivable                           6,805       170,955       18,887       (151,908)       44,739
Other receivables:
    Income tax                                            --           596           --             --           596
    Accrued interest receivable                          199         1,788           --             --         1,987
    Other receivables                                     --         9,608           --             --         9,608
                                                     -------      --------       ------      ---------       -------
        Total other receivables                          199        11,992           --             --        12,191
Investment in subsidiaries                            51,653        45,418           --        (97,071)           --
Residual receivables, net                                 --        13,406       35,864             --        49,270
Net property and equipment                                --        19,941           --             --        19,941
Real estate and personal property acquired through
  foreclosure                                             --           603           --             --           603
Net excess of cost over net assets of acquired            33        18,192           --             --        18,225
businesses
Other assets                                              90         8,726           --             --         8,816
                                                     -------      --------       ------      ---------       -------
        TOTAL ASSETS                                 $58,847     $ 322,862       $54,752     $(248,979)     $187,482
                                                     =======     =========       =======     =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Revolving warehouse lines of credit and
      notes payable to banks                         $    --     $  25,621       $    --     $     --       $ 25,621
Investor savings:
    Notes payable to investors                            --       200,978            --           --        200,978
    Subordinated debentures                               --        30,125            --           --         30,125
                                                     -------      --------        ------     --------        -------
        Total investor savings                            --       231,103            --           --        231,103
Senior unsecured debt                                  6,250            --            --           --          6,250
Accounts payable and accrued liabilities                   6         6,204            --           --          6,210
Remittances payable                                       --         1,186            --           --          1,186
Income taxes payable                                      --           555            --           --            555
Accrued interest payable                                 170           513            --           --            683
Due to (from) affiliates                             142,947         6,027         9,334     (158,308)            --
                                                     -------      --------        ------    ---------        -------
        Total other liabilities                      143,123        14,485         9,334     (158,308)         8,634
Subordinated debt to affiliates                           --            --            --           --             --
                                                     -------      --------        ------    ---------        -------
        Total liabilities                            149,373       271,209         9,334     (158,308)       271,608
MINORITY INTEREST                                         --            --            --           --             --
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock                                          17         1,000             2       (1,002)            17
    Preferred stock                                   10,000            --            --           --         10,000
    Capital in excess of par value                    46,659       235,215        48,807     (284,022)        46,659
Note receivable from shareholder                      (5,700)       (5,700)           --        5,700         (5,700)
Retained earnings (deficit)                         (141,502)     (178,862)       (3,391)     188,653       (135,102)
                                                     -------      --------        ------    ---------        -------
        Total shareholders' equity (deficit)         (90,526)       51,653        45,418      (90,671)       (84,126)
                                                     -------      --------        ------    ---------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                        $ 58,847      $322,862       $54,752    $(248,979)      $187,482
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

         The total shareholders' deficit at June 30, 2002 was $108.2 million, compared to $84.1 million at December 31, 2001. This increase is attributable to the net loss of $24.1 million for the six months ended June 30, 2002.

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

       HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and had a shareholders' deficit of $84.1 million at December 31, 2001. At June 30, 2002, the shareholders' deficit was $108.2 million. The Company incurred a $24.1 million net loss during the six months ended June 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, CII. Although the losses have continued into 2002, the new manangement team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans than were originated and as a result of its operating losses, the Company experienced negative cash flows from operating activities of $66.7 million and $67.3 million, for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the Company had a shareholders' deficit of $108.2 million. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund loans purchased and originated and costs of operating the newly opened production centers until production levels support operating costs for the centers. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are (i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) cash borrowed under its credit facilities, and (vii) proceeds from CII notes and debentures.

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

      The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 31, 2002. That facility currently bears interest at the prime rate plus .25%, requires a $1.5 million dollar collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of August 14, 2002. The outstanding balance under the Household line of credit was $2.7 million at June 30, 2002.

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

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"). The facility bears interest at the prime rate plus 1.75%, requires a $2.5 million collateral deposit, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $17.2 million at June 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement.

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


                                          HOMEGOLD FINANCIAL, INC.



Date: November 19, 2002
                                By:     /s/ Forrest E. Ferrell
                                       -----------------------------------
                                       Forrest E. Ferrell
                                       Chief Executive Officer & Chairman




Date: November 19, 2002
                                By:    /s/ Karen A. Miller
                                       -----------------------------------
                                       Karen A. Miller
                                       Executive Vice President and
                                       Chief Financial Officer
                                       Treasurer