Form 10-Q
period 2002-09-30
HOMEGOLD FINANCIAL INC
filed 2002-11-19
CIK 277028

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                                  803-358-1100
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each Class:                          Outstanding at October 31, 2002
----------------------------------------      -------------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE                16,912,594

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

PART I.             FINANCIAL INFORMATION                                                        Page
------              ---------------------                                                        ----

Item 1.             Financial Statements for HomeGold Financial, Inc.

                       Consolidated Balance Sheets
                           as of September 30, 2002 and December 31, 2001                          3

                       Consolidated Statements of Operations
                           for the Nine Months Ended September 30, 2002 and 2001
                           and for the Three Months Ended September 30, 2002 and 2001              4

                       Consolidated Statements of Shareholders' Deficit
                           for the Nine Months Ended September 30, 2002 and 2001                   5

                      Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 2002 and 2001                   6

                       Notes to Unaudited Consolidated Financial Statements                        7

Item 2.             Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                          22

Item 3.             Disclosures about Market Risk                                                 34

Item 4.             Controls and Procedures                                                       35

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                             36

Item 3.             Defaults Upon Senior Securities                                               36

Item 5.             Other Information                                                             37

Item 6.             Exhibits and Reports on Form 8-K                                              37

SIGNATURES                                                                                        38


                          PART I. FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS FOR HOMEGOLD FINANCIAL, INC.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                                              2002                  2001
                                                                                        -----------------     -----------------
                                                                                                    (In thousands)
                                        ASSETS                                              (Unaudited)            (Audited)
                                        ------
Cash and cash equivalents                                                               $          8,178      $        26,352
Restricted cash                                                                                    9,042                7,345

Loans receivable                                                                                  64,659               51,805
   Less allowance for credit losses on loans                                                      (4,778)              (5,851)
   Less deferred loan fees, net                                                                     (541)              (1,215)
                                                                                        ------------------    -----------------
         Net loans receivable                                                                     59,340               44,739

Loan receivable from FlexCheck                                                                     7,532                   --
Income taxes receivable                                                                               32                  596
Accrued interest receivable                                                                        2,458                1,987
Other receivables                                                                                 12,692                9,608
Residual receivable, net                                                                          49,108               49,270
Property and equipment, net                                                                       22,608               19,941
Real estate and personal property acquired through foreclosure                                       855                  603
Goodwill, net of accumulated amortization of $3,110 in 2002 and 2001                              19,381               18,225
Debt origination costs, net                                                                           65                   90
Servicing asset                                                                                      459                  563
Prepaid advertising and other assets                                                               9,925                8,163
                                                                                        ------------------    -----------------
TOTAL ASSETS                                                                            $        201,675      $       187,482
                                                                                        ==================    =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
   Revolving warehouse lines of credit                                                  $         37,253      $        24,933
   Notes payable to banks                                                                             --                  688

   Investor savings:
        Notes payable to investors                                                               225,644              200,978
        Subordinated debentures                                                                   41,146               30,125
                                                                                        ------------------    -----------------
           Total investor savings                                                                266,790              231,103

   Other liabilities:
        Accounts payable and accrued liabilities                                                   3,417                6,210
        Remittances payable                                                                          512                1,186
        Income taxes payable                                                                         148                  555
        Accrued interest payable                                                                     571                  683
                                                                                        ------------------    -----------------
           Total other liabilities                                                                 4,648                8,634

   Senior unsecured debt                                                                           6,250                6,250
                                                                                        ------------------    -----------------

Total liabilities                                                                                314,941              271,608

Minority interest                                                                                     13                   --

Shareholders' deficit:
   Preferred stock, par value $1.00 per share - authorized 20,000,000 shares, issued
        and outstanding 10,000,000 shares                                                         10,000               10,000
   Common stock, par value $.001 per share - authorized 100,000,000 shares, issued
        and outstanding 16,912,594 shares                                                             17                   17
   Capital in excess of par value                                                                 46,659               46,659
   Note receivable from shareholder                                                               (5,807)              (5,700)
   Accumulated deficit                                                                          (164,148)            (135,102)
                                                                                        ------------------    -----------------
Total shareholders' deficit                                                                     (113,279)             (84,126)
                                                                                        ------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $        201,675      $       187,482
                                                                                        ==================    =================

See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ------------------------------------    ----------------------------------
                                                               2002                2001                 2002               2001
                                                          ---------------  -----------------    -----------------  -----------------
                                                                              (In thousands, except share data)
REVENUES:
   Interest income                                        $       6,160    $         6,801      $         2,119    $         2,468
   Servicing income                                               2,439              3,343                1,373                822
   Gain on sale of loans                                         12,360              8,389                4,581              2,850
   Loan fees, net                                                25,581             22,359               10,372              7,461
                                                          ---------------  -----------------    -----------------  -----------------
       Total revenue from loans and investments                  46,540             40,892               18,445             13,601

   Other revenues                                                 3,211                892                2,640                 94
                                                          ---------------  -----------------    -----------------  -----------------
       Total revenues                                            49,751             41,784               21,085             13,695
                                                          ---------------  -----------------    -----------------  -----------------

EXPENSES:
   Interest                                                      18,153             15,144                5,909              5,329
   Provision for credit losses                                     (250)               192                 (250)               192
   Costs on real estate owned and defaulted loans                    11              1,266                 (439)                71
   Salaries, wages and employee benefits                         35,553             25,796               12,599              9,349
   Business development costs                                     6,640              1,174                2,574             (4,549)
   Restructuring costs                                             (360)               896                 (360)              (345)
   Other general and administrative expenses                     18,596             16,892                5,796              6,270
                                                          ---------------  -----------------    -----------------  -----------------
       Total expenses                                            78,343             61,360               25,829             16,317
                                                          ---------------  -----------------    -----------------  -----------------

       Loss before income taxes, minority interest and
              extraordinary item                                (28,592)           (19,576)              (4,744)            (2,622)
Provision for income taxes                                          449                456                  180                127
                                                          ---------------  -----------------    -----------------  -----------------

       Loss before minority interest and extraordinary item     (29,041)           (20,032)              (4,924)            (2,749)
Minority interest in (income) loss of subsidiaries                   (5)                (3)                  (3)                (3)
                                                          ---------------  -----------------    -----------------  -----------------
            Loss before extraordinary item                      (29,046)           (20,035)              (4,927)            (2,752)
Extraordinary item - gain on extinguishment of debt,
   net of $0 tax                                                     --                153                   --                 --
                                                          ---------------  -----------------    -----------------  -----------------
       NET LOSS                                           $     (29,046)   $       (19,882)     $        (4,927)   $        (2,752)
                                                          ===============  =================    =================  =================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
STOCK:
              Loss before extraordinary item              $       (1.72)   $         (1.19)     $         (0.29)   $         (0.17)


              Extraordinary item, net of taxes                       --               0.01                   --                 --
                                                          ---------------  -----------------    -----------------  -----------------
              Net loss                                    $       (1.72)   $         (1.18)     $         (0.29)   $         (0.17)
                                                          ===============  =================    =================  =================

Basic and diluted weighted average shares outstanding        16,912,594         16,875,075           16,912,594         16,897,507
                                                          ===============  =================    =================  =================


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.


                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                               Common Stock                                  Note
                                       ------------------------  Capital in               Receivable                      Total
                                         Shares                 Excess of    Preferred      from       Accumulated   Shareholders'
                                         Issued      Amount     Par Value      Stock    Shareholder      Deficit        Deficit
                                       ------------ ---------- ------------- ---------- ------------- -------------- ---------------


Balance at December 31, 2000            16,810,149  $      17  $     46,643  $  10,000  $     (5,985) $     (61,503) $      (10,828)
  Shares issued:
        Employee Stock Purchase Plan        87,358         --            25         --            --             --              25
  Collections on note receivable from
        shareholder                             --         --            --         --           285             --             285
  Net loss                                      --         --            --         --            --        (19,882)        (19,882)
                                       ------------ ---------- ------------- ---------- ------------- -------------- ---------------

Balance at September 30, 2001           16,897,507  $      17  $     46,668  $  10,000  $     (5,700) $     (81,385) $      (30,400)
                                       ============ ========== ============= ========== ============= ============== ===============


Balance at December 31, 2001            16,912,594  $      17  $     46,659  $  10,000  $     (5,700) $    (135,102) $      (84,126)
  Accrued interest on note receivable
         from shareholder                       --         --            --         --          (107)            --            (107)
  Net loss                                      --         --            --         --            --        (29,046)        (29,046)
                                       ------------ ---------- ------------- ---------- ------------- -------------- ---------------

Balance at September 30, 2002           16,912,594  $      17  $     46,659  $  10,000  $     (5,807) $    (164,148) $     (113,279)
                                       ============ ========== ============= ========== ============= ============== ===============


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.












                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                               ------------------------------------
                                                                    2002                2001
                                                               ----------------    ----------------
                                                                         (In thousands)
OPERATING ACTIVITIES:
     Net loss                                                   $      (29,046)    $       (19,882)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
               Depreciation and amortization                             2,726               3,231
               Fair value write-down of REO                                 50                 126
               Provision for credit losses                                (250)                192
               Loss (gain) on sale of property and equipment                13                  (9)
               Loss (gain) on sale of REO                                  490                 372
               Minority interest in earnings of subsidiary                   5                   3
               Net change in deferred loan fees and deferred              (674)             (1,093)
                   loan costs
               Gain on retirement of senior unsecured debt                  --                (153)
               Loans originated with intent to sell                   (607,737)           (531,571)
               Proceeds from loans sold                                549,770             441,526
               Net changes in operating assets and                     (19,349)             (6,108)
                   liabilities
                                                               ----------------    ----------------
      Net cash used in operating activities                           (104,002)           (113,366)
                                                               ----------------    ----------------

INVESTING ACTIVITIES:
     Loans originated or purchased for investment purposes             (18,491)                 --
     Principal collections on loans not sold                            61,088              88,720
     Proceeds from sale of real estate and personal property
       acquired through foreclosure                                        911               1,155
     Proceeds from sale of property and equipment                          854                 388
     Purchase of property and equipment                                 (4,760)             (1,708)
     Note receivable from shareholder                                     (107)                285
     Acquisition of Surety Mortgage                                       (388)                 --
     Other                                                                (598)             (1,226)
                                                               ----------------    ----------------
     Net cash provided by investing activities                          38,509              87,614
                                                               ----------------    ----------------

FINANCING ACTIVITIES:
     Advances on revolving warehouse lines of credit                   462,952             474,867
     Payments on revolving warehouse lines of credit                  (450,632)           (473,986)
     Payments on notes to banks                                           (688)                 --
     Retirement of senior unsecured debt                                    --                 (58)
     Net increase in notes payable to investors                         24,666              39,947
     Net increase in subordinated debentures                            11,021               5,513
     Proceeds from issuance of common stock                                 --                  25
                                                               ----------------    ----------------
     Net cash provided by financing activities                          47,319              46,308
                                                               ----------------    ----------------

     Net increase (decrease) in cash and cash equivalents              (18,174)             20,556

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                26,352               3,691
                                                               ----------------    ----------------
     End of period                                              $        8,178     $        24,247
                                                               ================    ================


See Notes to Unaudited Consolidated Financial Statements, which are an integral part of these statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PREPARATION

         The accompanying consolidated financial statements of HomeGold Financial, Inc. and subsidiaries (referred to herein sometimes as the "Company" and "HGFN") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including the footnotes thereto. Certain previously reported amounts have been reclassified to conform to current period presentation. Such reclassifications had no effect on net income or shareholders' deficit.

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

     On January 1, 2002, HGFN, through its wholly-owned subsidiary, HomeGold, Inc. ("HGI"), acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. Surety specializes in the origination and sale of conforming mortgage products. This acquisition has given the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Approximately $234 million, or 33%, of the Company's production for the first nine months of 2002 was underwritten through this subsidiary. The transaction resulted in $882,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition.

         The consolidated balance sheet as of September 30, 2002, and the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001, are unaudited and in the opinion of management contain all known adjustments, which consist of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, valuation of real estate owned, assumptions used to value residual receivables, and determination of the allowance for credit losses and valuation allowances on deferred tax assets.

ACCOUNTING CONSIDERATIONS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This SFAS establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company has no significant hedging positions outstanding, the implementation of this standard had no material impact on its financial statements.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Retroactive and early adoption is prohibited. This statement is effective for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. During the third quarter of 2002, the Company recorded an adjustment of $0.8 million as a result of a $200 million forward commitment between the Company and one of its warehouse lenders.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or distribution to owners) or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001, and did not have a material effect on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management has not yet determined the impact of adopting this Statement.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. Management has not yet determined the impact of adopting this Statement.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2--GOING CONCERN

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern, a defined term in professional accounting standards, is a basic underlying assumption for most accounting methods (in particular, accrual based financial statements such as these) and indicates the Company will fulfill its operational objectives and commitments.

         HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and had a shareholders' deficit of $84.1 million at December 31, 2001. At September 30, 2002, the shareholders' deficit was $113.3 million. The Company incurred a $29.0 million net loss during the nine months ended September 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, Carolina Investors, Inc. ("CII"). Although the losses have continued into 2002, the new management team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     o    Opening 14 additional production facilities during 2002;
     o    Strengthening the depth of experienced production center managers;
     o Increasing the number of loan officers from 236 at December 31, 2001, to 492 at September 30, 2002;
     o Continuing to increase a "conforming loan" product that was initiated in early 2001 to utilize higher credit quality leads which were previously wasted;
     o    Re-entering the wholesale production market in 2002 ;
     o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
     o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
     o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
     o    Reducing non-core operating and general overhead.

     The recurring operating losses and deficit equity of HGFN, despite the existence of the foregoing measures, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern; however, there can be no assurance the Company will be able to continue as a going concern.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         HGFN has pursued potential acquirers for its retail mortgage division. After careful consideration of several options, HGFN has reached agreement in principle, subject to completion of definitive documentation, to sell the division to EMMCO Credit Corp., Inc. ("EMMCO"), a company organized by Ronald J. Sheppard who is its principal shareholder. Until his resignation, Mr. Sheppard was the CEO and Chairman of the Board of HGFN. Management believes that the potential return from the sale to EMMCO exceeds other available options and that EMMCO as a stand alone company is better positioned to obtain and maintain favorable warehouse lines of credit.

         HGFN expects that definitive documentation for this transaction will be executed in a matter of days with the following terms:

     o The purchase price would consist of 25 million shares of 8% cumulative preferred stock, par value $1.00 per share, of EMMCO plus a quarterly cash earn-out of 50% of EMMCO's after-tax profits until the aggregate earn-out payments to HGFN shall equal $170 million. If EMMCO or its business is sold prior to the completion of the earn-out period, 50% of the gross proceeds realized from the sale would be by paid directly to HGFN by the purchaser. The approval of HGFN would be required if earn-out proceeds combined with sales proceeds do not equal $170 million.
     o In exchange for the purchase price, EMMCO would receive primarily the following assets:
          o Assignment of leases for certain of the retail mortgage division's locations;
          o The retail mortgage division's equipment and contracts related thereto;
          o $5 million in aggregate principal amount of funded mortgage loans or cash in lieu thereof;
          o All pending and unfunded mortgage loans as of the closing date that EMMCO elects to receive;
          o The 49% membership interest of HGFN in Connected Information Services, LLC, a title insurance joint venture, and all of the capital stock of Surety Mortgage, Inc.
     o Mr. Sheppard would return all of his HGFN Common Stock (6,072,370 shares) and 4,193,125 shares of his HGFN Series A Non-convertible Preferred Stock, par value $1.00 per share ("HGFN Preferred Stock") to HGFN as a contribution to its capital.
     o Mr. Sheppard would return 5,806,875 shares of his HGFN Preferred Stock to HGFN in satisfaction of all of his remaining obligations to HGFN under a non-recourse promissory note dated May 11, 2000 in the principal amount of $5,700,000 with $106,875 of accrued and unpaid interest secured by a pledge of 4,560,000 shares of Mr. Sheppard's HFGN Common Stock and 5,700,000 shares of Mr. Sheppard's HGFN Preferred Stock.

         Completion of the proposed transaction with EMMCO is subject to receipt of an independent fairness opinion.

         Paul Banninger, a director of HGFN and formerly President of HomeGold, Inc., also resigned to accept employment with EMMCO. In connection with the resignations of Mr. Sheppard and Mr. Banninger, HGFN's President, Forrest E. Ferrell, has accepted the position of Chief Executive Officer. Mr. Ferrell and Karen A. Miller, HGFN's Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Chief Administrative Officer have been elected to the board of HGFN to replace Mr. Sheppard and Mr. Banninger and Mr. Ferrell has been elected as the Chairman.

         After the sale of the retail mortgage division headquartered in Lexington, SC, the Company will continue to operate its wholesale mortgage operation and its mortgage loan servicing operation. The Company will also continue its investment in FlexCheck, a rapidly expanding payday lending company.

NOTE 3--CASH FLOW INFORMATION

         For the nine-month periods ended September 30, 2002 and 2001, the Company paid interest of $18.3 million and $15.1 million, respectively.

         For the nine-month periods ended September 30, 2002 and 2001, the Company paid income taxes of $292,000 and $582,000, respectively.

         For the nine-month periods ended September 30, 2002 and 2001, the Company foreclosed on property in the amount of $1.5 million and $1.3 million, respectively.


NOTE 4--CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company maintains its primary checking accounts with one principal bank and makes overnight investments in reverse repurchase agreements with that bank. The amounts maintained in the checking accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2002, the amounts maintained in overnight investments in reverse repurchase agreements

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other short-term investments, which are not insured by the FDIC, totaled approximately $5.7 million. The investments were secured by U.S. Government securities pledged by the banks.

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         The Company maintains an investment bank account, and it considers the minimum balance requirement for the account as restricted cash. The purpose of this account is overdraft protection, and it is required as part of the Company's primary banking relationship. Also, the Company has assigned deposit accounts totaling $7.2 million to its warehouse lenders to secure its borrowings under revolving warehouse credit agreements. These deposits are shown as restricted cash in the financial statements.


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

         The Company sells on a whole loan basis a significant portion of its loans (servicing released), to secure the additional cash flow associated with the premiums paid in connection with such sales.


NOTE 6--WAREHOUSE LINES OF CREDIT AND OTHER BORROWINGS

         The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 31, 2002. That facility currently bears interest at the prime rate plus ..25%, requires a $1.5 million collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of September 30, 2002. An oral agreement increased availability under the facility to $25 million in October, 2002. The outstanding balance under the Household line of credit was $4.7 million at September 30, 2002.

         At September 30, 2002, the Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with The Provident Bank ("Provident") orally increased to $20 million. Whether to make advances under the line was at Provident's sole discretion. Interest on the line varied on a loan by loan basis and ranged from the LIBOR rate plus 1.5% to the LIBOR rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allowed for a rate reduction from the base rates if certain monthly funded volume targets were met. The agreement required a $3.1 million collateral deposit. Provident held a first mortgage on the Company's headquarters at 113 Reed Avenue in Lexington, South Carolina. The outstanding balance under the Provident line of credit was $1.8 million at September 30, 2002. The line of credit was paid in full and terminated in October, 2002.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"), verbally increased to $45 million as of September 30, 2002. The facility bears interest at the prime rate plus 1.75%, requires a

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral deposit of $2.5 million, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $30.7 million at September 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement. Impac has notified the Company that the line will decrease to $40 million on November 30, 2002, $35 million on December 31, 2002, $30 million on January 31, 2003, $15 million on February 28, 2003, and the line will terminate on March 31, 2003.

         All of the Company's warehouse lines charge custodial fees, processing fees, and other miscellaneous fees on an individual loan basis ranging from $20 to $285. These charges are included in interest expense on the Company's statement of operations.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company's ability to originate loans.


NOTE 7--SENIOR UNSECURED DEBT AND SUBSIDIARY GUARANTORS

         In September 1997, the Company sold $125.0 million in aggregate principal amount of Senior Notes due 2004 ("Senior Notes"). The Senior Notes constitute unsecured indebtedness of the Company. The Senior Notes mature on September 15, 2004, with interest payable semi-annually at 10.75%. The Senior Notes will be redeemable at the option of the Company, in whole or in part, on or after September 15, 2004, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. In 1998, the Company purchased $38.4 million in aggregate principal amount of its Senior Notes in open market transactions for a combined purchase price of $18.9 million or 49.4% of face value. In 1999, the Company purchased $74.5 million in aggregate principal amount of the Senior Notes for a purchase price of $45.0 million or 60.4% of face value. In 2000, the Company purchased $920,000 in aggregate principal amount of the Senior Notes in open market for a purchase price of $341,000 or 37.1% of face value. In 2001, the Company purchased $5.0 million in aggregate principal amount of the Senior Notes in open market for an aggregate purchase price of $3.0 million or 60.0% of face value. The Company may, from time to time, purchase more of its Senior Notes either on the open market or otherwise depending on its cash needs, market conditions, and other factors.

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

         The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by the Company's subsidiary, CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. All existing unsecured debt of all susidiaries other than CII is currently considered to be subordinated to the Senior Notes. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Senior Notes outstanding at September 30, 2002 and December 31, 2001, were $ 6.3 million.

         Included below is consolidating condensed financial data of the combined subsidiaries of the Company. The Company believes that providing the condensed consolidating information is of material interest to investors in the Senior Notes and has not presented separate financial statements for each of the wholly-owned Subsidiary Guarantors, because it was deemed that such financial statements would not provide investors with any material additional information. At September 30, 2002 and 2001 and December 31, 2001, all subsidiary guarantors were wholly-owned by the Company.

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Subsidiary Guarantors of the Company's Senior Notes at September 30, 2002 consist of the following subsidiaries of the Company which are all wholly-owned by the Company:

          HomeGold, Inc. (f/k/a Emergent Mortgage Corp.)
          Emergent Mortgage Corp. of Tennessee
          Carolina Investors, Inc.
          Emergent Insurance Agency Corp.
          Emergent Business Capital Asset Based Lending, Inc.
          Surety Mortgage, Inc.

          The following subsidiaries are not guarantors of the Company's Senior
Notes:

          Emergent Mortgage Holdings Corp.
          Emergent Mortgage Holdings Corp. II
          Emergent Residual Holdings Corp.
          HomeGold Residual Holdings Corp. I
          HomeGold Residual Holdings Corp. II
          HomeGold Realty, Inc.

         Investments in subsidiaries are accounted for by HomeGold Financial, Inc. ("the Parent") and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Parent's and Subsidiary Guarantors' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain sums in the following tables may reflect immaterial rounding differences.

         As of September 30, 2002, the Subsidiary Guarantors conduct all of the Company's operations, other than the investment of certain residual receivables which is accomplished through its special purpose bankruptcy-remote securitization subsidiaries.

         A substantial majority of the assets of Emergent Business Capital Asset Based Lending, Inc. were sold to Emergent Asset-Based Lending LLC, an unaffiliated Maryland Limited Liability Company, on December 2, 1998. Since not all assets of this subsidiary were sold, the guaranty was not released.


                            HOMEGOLD FINANCIAL, INC.
                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                        COMBINED
                                                                  WHOLLY-0WNED    COMBINED
                                                   PARENT          GUARANTOR     NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -----------    -----------    -----------    ------------   ------------
                     ASSETS

Cash and cash equivalents                          $        1     $    8,176     $        1     $        --    $     8,178
Restricted cash                                            66          8,976             --              --          9,042

Loans receivable:
   Loans receivable                                     2,023         62,636             --              --         64,659
   Notes receivable from other affiliates               4,707        180,102         20,665        (205,474)            --
                                                   -----------    -----------    -----------    ------------   ------------
         Total loans receivable                         6,730        242,738         20,665        (205,474)        64,659

   Less allowance for credit losses on loans               --         (4,778)            --              --         (4,778)
   Plus deferred loan costs                                --           (541)            --              --           (541)
                                                   -----------    -----------    -----------    ------------   ------------
         Net loans receivable                           6,730        237,419         20,665        (205,474)        59,340

Loan receivable from FlexCheck                             --          7,532             --              --          7,532
Income tax receivable                                      --             32             --              --             32
Accrued interest receivable                               289          2,169             --              --          2,458
Other receivables                                          --         12,692             --              --         12,692
Investment in subsidiaries                             33,283         46,217             --         (79,500)            --
Residual receivable, net                                   --         13,582         35,526              --         49,108
Property and equipment, net                                --         22,608             --              --         22,608
Real estate and personal property acquired through         --            855             --              --            855
     foreclosure
Excess of cost over net assets of acquired businesses,     33         19,348             --              --         19,381
     net
Other assets                                               66         10,383             --              --         10,449
                                                   -----------    -----------    -----------    ------------   ------------
TOTAL ASSETS                                       $   40,468     $  389,989     $   56,192     $  (284,974)   $   201,675
                                                   ===========    ===========    ===========    ============   ============

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Revolving warehouse lines of credit and other   $       --     $   37,253     $       --     $        --    $    37,253
       borrowings

   Investor savings:
      Notes payable to investors                           --        225,644             --              --        225,644
      Subordinated debentures                              --         41,146             --              --         41,146
                                                   -----------    -----------    -----------    ------------   ------------
         Total investor savings                            --        266,790             --              --        266,790

   Other liabilities:
      Accounts payable and accrued liabilities              5          3,412             --              --          3,417
      Remittances payable                                  --            512             --              --            512
      Income taxes payable                                 --            148             --              --            148
      Accrued interest payable                              2            569             --              --            571
      Due to (from) affiliates                        153,890         48,007          9,977        (211,874)            --
                                                   -----------    -----------    -----------    ------------   ------------
         Total other liabilities                      153,897         52,648          9,977        (211,874)         4,648
   Senior unsecured debt                                6,250             --             --              --          6,250
   Subordinated debt to affiliates                         --             --             --              --             --
                                                   -----------    -----------    -----------    ------------   ------------
Total liabilities                                     160,147        356,691          9,977        (211,874)       314,941

Minority interest                                          --             15             (2)             --             13

Shareholders' equity (deficit):
   Preferred stock                                     10,000             --             --              --         10,000
   Common stock                                            17          1,000              2          (1,002)            17
   Capital in excess of par value                      46,659        235,215         48,807        (284,022)        46,659
   Note receivable from shareholder                    (5,807)        (5,807)            --           5,807         (5,807)
   Retained earnings (deficit)                       (170,548)      (197,125)        (2,592)        206,117       (164,148)
                                                   -----------    -----------    -----------    ------------   ------------
Total shareholders' equity (deficit)                 (119,679)        33,283         46,217         (73,100)      (113,279)
                                                   -----------    -----------    -----------    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   40,468     $  389,989     $   56,192     $  (284,974)   $   201,675
    (DEFICIT)                                      ===========    ===========    ===========    ============   ============



                            HOMEGOLD FINANCIAL, INC.
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                    COMBINED
                                                               WHOLLY-OWNED    COMBINED
                                                      PARENT    GUARANTOR    NON-GUARANTOR
                                                     COMPANY  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                     -------  ------------   ------------   ------------ ------------
ASSETS
Cash and cash equivalents                               $   1    $   26,350        $     1     $   --     $  26,352
Restricted cash                                            66         7,279            --          --         7,345
Loans receivable:
    Loans receivable                                    1,029        50,776            --          --        51,805
    Notes receivable from affiliates                    6,026       126,995         18,887    (151,908)         --
                                                        ------      --------        ------- -----------   ---------
        Total loans receivable                          7,055       177,771         18,887    (151,908)      51,805
    Less allowance for credit losses on loans            (250)       (5,601)           --          --        (5,851)
    Less deferred loan fees                               --         (1,215)           --          --        (1,215)
    Plus deferred loan costs                              --            --             --          --           --
                                                        ------      --------        ------- -----------   ---------
        Net loans receivable                            6,805       170,955         18,887    (151,908)      44,739
Other receivables:
    Income tax                                            --            596            --          --           596
    Accrued interest receivable                           199         1,788            --          --         1,987
    Other receivables                                     --          9,608            --          --         9,608
                                                        ------      --------        ------- -----------   ---------
        Total other receivables                           199        11,992            --          --        12,191
Investment in subsidiaries                             51,653        45,418            --      (97,071)          --
Residual receivables, net                                 --         13,406         35,864         --        49,270
Net property and equipment                                --         19,941            --          --        19,941
Real estate and personal property acquired through
  foreclosure                                             --            603            --          --           603
Net excess of cost over net assets of acquired             33        18,192            --          --        18,225
  businesses
Other assets                                               90         8,726            --          --         8,816
                                                      --------   -----------    ----------- ----------   ----------
        TOTAL ASSETS                                  $58,847    $  322,862     $   54,752  $ (248,979)  $  187,482
                                                      ========   ===========    =========== ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Revolving warehouse lines of credit and notes
      payable to banks                                 $  --     $   25,621       $    --      $   --     $  25,621
Investor savings:
    Notes payable to investors                            --        200,978            --          --       200,978
    Subordinated debentures                               --         30,125            --          --        30,125
                                                      --------   -----------      ---------    --------   ----------
        Total investor savings                            --        231,103            --          --       231,103

Accounts payable and accrued liabilities                   6          6,204            --          --         6,210
Remittances payable                                       --          1,186            --          --         1,186
Income taxes payable                                      --            555            --          --           555
Accrued interest payable                                  170           513            --          --           683
Due to (from) affiliates                              142,947         6,027          9,334    (158,308)          --
                                                      --------   -----------      ---------   ---------   ----------
        Total other liabilities                       143,123        14,485          9,334    (158,308)       8,634
Senior unsecured debt                                   6,250            --            --          --         6,250
Subordinated debt to affiliates                            --            --            --          --           --
                                                      --------   -----------      ---------   ---------  -----------
        Total liabilities                             149,373       271,209          9,334    (158,308)     271,608
MINORITY INTEREST                                          --            --             --         --           --
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock                                           17         1,000              2      (1,002)          17
    Preferred stock                                    10,000           --             --          --        10,000
    Capital in excess of par value                     46,659       235,215         48,807    (284,022)      46,659
Note receivable from shareholder                       (5,700)       (5,700)           --        5,700       (5,700)
Retained earnings (deficit)                          (141,502)     (178,862)        (3,391)    188,653     (135,102)
                                                     ---------   ----------     ----------- -----------  -----------
        Total shareholders' equity (deficit)          (90,526)       51,653         45,418     (90,671)     (84,126)
                                                     ---------   ----------     ----------- -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $ 58,847    $  322,862     $   54,752  $ (248,979)  $  187,482
                                                     =========   ==========     =========== ===========  ==========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                 (In thousands)
                                                                         COMBINED
                                                                       WHOLLY-OWNED     COMBINED
                                                         PARENT         GUARANTOR      NON-GUARANTOR
                                                         COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOIDATED
                                                        -----------    -------------   ------------    -----------   -------------
REVENUES:
   Interest income                                      $      565     $     16,083    $        --     $  (10,488)   $      6,160
   Servicing income                                             --           31,175       (28,736)             --           2,439
   Gain on sale of loans                                        --           12,360             --             --          12,360
   Loan fees, net                                               --           25,581             --             --          25,581
                                                        -----------    -------------   ------------    -----------   -------------
     Total revenue from loans and investments                  565           85,199       (28,736)        (10,488)         46,540
   Other revenues                                               --            3,324             --           (113)          3,211
                                                        -----------    -------------   ------------    -----------   -------------
      Total revenues                                           565           88,523       (28,736)        (10,601)         49,751

EXPENSES:
   Interest                                                 11,448           17,193             --        (10,488)         18,153
   Provision for credit losses                                (250)              --             --             --            (250)
   Costs on REO and defaulted loans                             --               11             --             --              11
   Fair market write-down of residual receivable                --           31,199       (31,199)             --              --
   Salaries, wages and employee benefits                        --           35,553             --             --          35,553
   Business development costs                                   --            6,640             --             --           6,640
   Restructuring charges                                        --             (360)            --             --            (360)
   Other general and administrative expenses                   150           18,559             --           (113)         18,596
                                                        -----------    -------------   ------------    -----------   -------------
      Total expenses                                        11,348          108,795       (31,199)        (10,601)         78,343
                                                        -----------    -------------   ------------    -----------   -------------

   Income  (loss)   before   income  taxes,   minority
      interest, and equity in undistributed earnings       (10,783)         (20,272)         2,463             --         (28,592)
      (loss) of subsidiaries
   Earnings (loss) of subsidiaries                         (18,263)           2,458             --         15,805              --
                                                        -----------    -------------   ------------    -----------   -------------
   Income  (loss)  before  income  taxes and  minority     (29,046)         (17,814)         2,463         15,805         (28,592)
      interest
   Provision for income taxes                                   --              449             --             --             449
                                                        ----------     -------------   ------------    ----------   --------------
   Income (loss) before minority interest                  (29,046)         (18,263)         2,463         15,805         (29,041)
   Minority interest in loss of subsidiaries                    --                --           (5)             --              (5)
                                                        -----------    -------------   ------------    -----------   -------------
   NET INCOME (LOSS)                                    $  (29,046)    $    (18,263)   $     2,458     $   15,805    $    (29,046)
                                                        ===========    =============   ============    ===========   =============

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                         COMBINED
                                                                       WHOLLY-OWNED     COMBINED
                                                        PARENT          GUARANTOR      NON-GUARANTOR
                                                         COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                        -----------    -------------   ------------    ----------    -----------
REVENUES:
   Interest income                                      $      391     $     14,593    $        --     $  (8,183)    $    6,801
   Servicing income                                             --           24,435       (21,092)            --          3,343
   Gain on sale of loans                                        --            8,389             --            --          8,389
   Loan fees, net                                               --           22,359             --            --         22,359
                                                        -----------    -------------   ------------    ----------    -----------
     Total revenue from loans and investments                  391           69,776       (21,092)        (8,183)        40,892
   Other revenues                                                7            1,017             --          (132)           892
                                                        -----------    -------------   ------------    ----------    -----------
      Total revenues                                           398           70,793       (21,092)        (8,315)        41,784

EXPENSES:
   Interest                                                  8,730           14,597             --        (8,183)        15,144
   Provision for credit losses                                  --              192             --            --            192
   Costs on REO and defaulted loans                             --            1,266             --            --          1,266
   Fair market write-down of residual receivable                --           23,239       (23,239)            --             --
   Salaries, wages and employee benefits                        --           25,796             --            --         25,796
   Business development costs                                   --            1,174             --            --          1,174
   Restructuring charges                                        --              896             --             --           896
   Other general and administrative expenses                   202           16,822             --          (132)        16,892
                                                        -----------    -------------   ------------    ----------    -----------
      Total expenses                                         8,932           83,982       (23,239)        (8,315)        61,360
                                                        -----------    -------------   ------------    ----------    -----------

   Income (loss) before income taxes, minority interest,    (8,534)         (13,189)         2,147            --        (19,576)
      and equity in undistributed earnings (loss) of
      subsidiaries
   Earnings (loss) of subsidiaries                         (11,501)           2,144             --         9,357             --
                                                        -----------    -------------   ------------    ----------    -----------
   Income (loss) before income taxes, minority interest
      and extraordinary item                               (20,035)         (11,045)         2,147         9,357        (19,576)
   Provision  for income taxes                                  --              456             --            --            456
                                                        -----------    -------------   ------------    ----------    -----------
   Income   (loss)   before   minority   interest  and     (20,035)         (11,501)         2,147         9,357        (20,032)
      extraordinary item
   Minority interest in loss of subsidiaries                    --                --           (3)            --             (3)
                                                        -----------    -------------   ------------    ----------    -----------
   Net income before extraordinary item                    (20,035)         (11,501)         2,144         9,357        (20,035)
   Extraordianary item - gain on extinquishment of debt        153               --             --            --            153
   Cumulative effect of change in accounting principle          --               --             --            --             --
                                                        -----------    -------------   ------------    ----------    -----------
   NET INCOME (LOSS)                                    $  (19,882)    $    (11,501)   $     2,144     $   9,357     $  (19,882)
                                                        ===========    =============   ============    ==========    ===========


                            HOMEGOLD FINANCIAL, INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                 (In thousands)
                                                                         COMBINED
                                                                       WHOLLY-OWNED      COMBINED
                                                         PARENT         GUARANTOR       NON-GUARANTOR
                                                         COMPANY       SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------    -------------    ------------   -------------   -------------
REVENUES:
   Interest income                                      $      281     $      5,499     $        --    $     (3,661)   $      2,119
   Servicing income                                             --           10,762          (9,389)             --           1,373
   Gain on sale of loans                                        --            4,581              --              --           4,581
   Loan fees, net                                               --           10,372              --              --          10,372
                                                        -----------    -------------    ------------   -------------   -------------
          Total revenue from loans and investments             281           31,214          (9,389)         (3,661)         18,445
   Other revenues                                               --            2,677              --             (37)          2,640
                                                        -----------    -------------    ------------   -------------   -------------
      Total revenues                                           281           33,891          (9,389)         (3,698)         21,085

EXPENSES:
   Interest                                                  3,984            5,586              --          (3,661)          5,909
   Provision for credit losses                                (250)              --              --              --            (250)
   Cost on REO and defaulted loans                              --             (439)             --              --            (439)
   Fair market write-down of residual receivable                --           10,798         (10,798)             --              --
   Salaries, wages and employee benefits                        --           12,599              --              --          12,599
   Business development costs                                   --            2,574              --              --           2,574
   Restructuring charges                                        --             (360)             --              --            (360)
   Other general and administrative expenses                    40            5,793              --             (37)          5,796
                                                        -----------    -------------    ------------   -------------   -------------
      Total expenses                                         3,774           36,551         (10,798)         (3,698)         25,829
                                                        -----------    -------------    ------------   -------------   -------------

   Income (loss) before income taxes, minority interest
     and equity in undistributed earnings (loss) of         (3,493)          (2,660)          1,409              --          (4,744)
     subsidiares
   Earnings (loss) of subsidiaries                          (1,434)           1,406              --              28              --
                                                        -----------    -------------    ------------   -------------   -------------
   Income (loss) before income taxes and minority interest  (4,927)          (1,254)          1,409              28          (4,744)
   Provision for income taxes                                   --              180              --              --             180
                                                        -----------    -------------    ------------   -------------   -------------
   Income (loss) before minority interest                   (4,927)          (1,434)          1,409              28          (4,924)
   Minority interest in loss of subsidiaries                    --               --              (3)             --              (3)
                                                        -----------    -------------    ------------   -------------   -------------
   NET INCOME (LOSS)                                    $   (4,927)    $     (1,434)    $     1,406    $         28    $     (4,927)
                                                        ===========    =============    ============   =============   == ==========

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)
                                                                         COMBINED
                                                                       WHOLLY-OWNED       COMBINED
                                                        PARENT          GUARANTOR       NON-GUARANTOR
                                                         COMPANY       SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -----------    -------------    ------------   ------------   ------------
REVENUES:
   Interest income                                      $      132     $      5,140     $        --    $    (2,804)   $     2,468
   Servicing income                                             --            9,138         (8,316)             --            822
   Gain on sale of loans                                        --            2,850              --             --          2,850
   Loan fees, net                                               --            7,461              --             --          7,461
                                                        -----------    -------------    ------------   ------------   ------------
          Total revenue from loans and investments             132           24,589         (8,316)         (2,804)        13,601
   Other revenues                                                1               77              --              16            94
                                                        -----------    -------------    ------------   ------------   ------------
      Total revenues                                           133           24,666         (8,316)         (2,788)        13,695

EXPENSES:
   Interest                                                  2,981            5,152              --         (2,804)         5,329
   Provision for credit losses                                  --              192              --             --            192
   Cost on REO and defaulted loans                              --               71              --             --             71
   Fair market write-down of residual receivable                --            9,433          (9,433)            --             --
   Salaries, wages and employee benefits                        --            9,349              --             --          9,349
   Business development costs                                   --          (4,549)              --             --        (4,549)
   Restructuring charges                                        --            (345)              --             --          (345)
   Other general and administrative expenses                    69            6,185              --              16         6,270
                                                        -----------    -------------    ------------   ------------   ------------
      Total expenses                                         3,050           25,488          (9,433)        (2,788)        16,317
                                                        -----------    -------------    ------------   ------------   ------------

   Income (loss) before income taxes, minority interest
     and equity in undistributed earnings (loss) of         (2,917)            (822)          1,117             --        (2,622)
     subsidiaries
   Earnings (loss) of subsidiaries                             165            1,114              --         (1,279)            --
                                                        -----------    -------------    ------------   ------------   ------------
   Income (loss) before income taxes, minority interest
     and extraordinary item                                 (2,752)             292           1,117         (1,279)       (2,622)
   Provision for income taxes                                   --              127              --             --           127
                                                        -----------    -------------    ------------   ------------  -------------
   Income (loss) before minority interest and               (2,752)             165           1,117         (1,279)       (2,749)
       extraordinary item
   Minority interest in loss of subsidiaries                    --               --             (3)             --            (3)
                                                        -----------    -------------    ------------   ------------   ------------
   Income before extraordinary item                         (2,752)             165           1,114         (1,279)       (2,752)
   Extraordinary item - gain on extinguishment of debt          --               --              --             --             --
                                                        -----------    -------------    ------------   ------------   ------------
   NET INCOME (LOSS)                                    $   (2,752)    $        165     $     1,114    $    (1,279)   $    (2,752)
                                                        ===========    =============    ============   ============   ============


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                     COMBINED
                                                                    WHOLLY-OWNED     COMBINED
                                                                     GUARANTOR      NON-GUARANTOR
                                                     PARENT         SUBSIDIARIES    SUBSIDIARIES
                                                      COMPANY                                      ELIMINATIONS    CONSOLIDATED
                                                     -----------    ------------    ------------   ------------    -------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (29,046)    $   (18,263)     $    2,458    $    15,805     $    (29,046)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaires   18,263          (2,458)             --        (15,805)              --
      Depreciation and amortization                          --           2,726              --             --            2,726
      Provision for credit losses                          (250)             --              --             --             (250)
      Fair value writedown of REO                            --              50              --             --               50
      Gain on retirement of senior unsecured debt            --              --              --             --               --
      Net decrease (decrease) in deferred loan fees          --            (674)             --             --             (674)
      Loss on sale of real estate acquired through           --              --              --             --               --
         foreclosure
      Fair value write-down of residual receivable           --              --              --             --               --
      Loss (gain) on sale of property and equipment          --               13             --             --               13
      Loss (gain) on sale of REO                             --              490             --             --              490
      Loans originated with intent to sell                   --        (607,737)             --             --         (607,737)
      Proceeds from sold loans                               --         549,770              --             --          549,770
      Other                                                  --              --               5             --                5
      Changes in operating assets and liabilities
        increasing (decreasing) cash                       (234)        (19,453)            338             --          (19,349)
                                                     -----------    ------------    ------------   ------------    -------------
   Net cash provided by (used in) operating activities  (11,267)        (95,536)          2,801             --         (104,002)
                                                     -----------    ------------    ------------   ------------    -------------

INVESTING ACTIVITIES:

   Loans originated or purchased for investment purposes     --         (18,491)             --             --          (18,491)
   Principal collections on loans not sold                    6          61,082              --             --           61,088
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --             911              --             --              911
   Proceeds from sale of property and equipment              --             854              --             --              854
   Purchase of property and equipment                        --          (4,760)             --             --           (4,760)
   Note receivable from shareholder                          --            (107)             --             --             (107)
   Purchase of net assets of Surety Mortgage                 --            (388)             --             --             (388)
   Other                                                 (1,000)            402              --             --             (598)
                                                     -----------    ------------    ------------   ------------    -------------
   Net cash provided by investing activities               (994)         39,503              --             --           38,509
                                                     -----------    ------------    ------------   ------------    -------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         462,952              --             --          462,952
   Payments on warehouse lines of credit                     --        (450,632)             --             --         (450,632)
   Payments on notes to banks                                --            (688)             --             --             (688)
   Retirement of senior unsecured debt                       --              --              --             --               --
   Net increase in notes payable to investors                --          24,666              --             --           24,666
   Net increase in subordinated debentures                   --          11,021              --             --           11,021
   Advances (to) from subsidiary                         12,261          (9,468)         (2,793)            --               --
   Other                                                     --               8              (8)            --               --
                                                     -----------    ------------    ------------   ------------    -------------
   Net cash provided by (used in) financing activities   12,261          37,859          (2,801)            --           47,319
                                                     -----------    ------------    ------------   ------------    -------------

   Net increase (decrease) in cash and cash equivalents      --         (18,174)             --             --          (18,174)

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                        1          26,350               1             --           26,352
                                                     -----------    ------------    ------------   ------------    -------------
   END OF PERIOD                                     $        1     $     8,176     $         1    $        --     $      8,178
                                                     ===========    ============    ============   ============    =============


                            HOMEGOLD FINANCIAL, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                        COMBINED
                                                                    WHOLLY-OWNED    COMBINED
                                                      PARENT         GUARANTOR      NON-GUARANTOR
                                                      COMPANY       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                     -----------    ------------    -----------   ------------    ------------
OPERATING ACTIVITIES:

   Net income (loss)                                 $  (19,882)     $  (11,501)    $    2,144    $     9,357      $  (19,882)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries   11,501          (2,144)            --         (9,357)             --
      Depreciation and amortization                           1           3,230             --             --           3,231
      Gain on retirement of senior unsecured debt          (153)             --             --             --            (153)
      Net decrease in deferred loan fees                     --          (1,093)            --             --          (1,093)
      Provision for credit losses                            --             192             --             --             192
      Fair value write-down of REO                           --             126             --             --             126
      Loss/(gain) on sale of property and equipment          --              (9)            --             --              (9)
      Loss/(gain) on sale of REO                             --             372             --             --             372
      Loans originated with intent to sell                   --        (531,571)            --             --        (531,571)
      Proceeds from sold loans                               --         441,526             --             --         441,526
      Other                                                  --              --              3             --               3
      Changes in operating assets and liabilities
        increasing (decreasing) cash                       (315)         (8,984)         3,191             --          (6,108)
                                                     -----------    ------------    -----------   ------------     ------------
   Net cash provided by (used in) operating activities   (8,848)       (109,856)         5,338             --        (113,366)
                                                     -----------    ------------    -----------   ------------     ------------

INVESTING ACTIVITIES:

   Loans purchased for investment purposes                   58             (58)            --             --             --
   Principal collections on loans not sold                   --          88,720             --             --          88,720
   Proceeds from sale of real estate and personal property
      acquired through foreclosure                           --           1,155             --             --           1,155
   Proceeds from sale of property and equipment              --             388             --             --             388
   Purchase of property and equipment                        --          (1,708)            --             --          (1,708)
   Loans to shareholders                                     --             285             --             --             285
   Other                                                     --         (1,226)             --             --          (1,226)
                                                     -----------    ------------    -----------   ------------     ------------
   Net cash provided by in investing activities               58         87,556             --             --          87,614
                                                     -----------    ------------    -----------   ------------     ------------

FINANCING ACTIVITIES:

   Advances on warehouse lines of credit                     --         474,867             --             --         474,867
   Payments on warehouse lines of credit                     --        (473,986)            --             --        (473,986)
   Retirement of senior unsecured debt                      (58)             --             --             --             (58)
   Net increase in notes payable to investors                --          39,947             --             --          39,947
   Net increase in subordinated debentures                   --           5,513             --             --           5,513
   Advances (to) from subsidiary                          8,748          (3,417)        (5,331)            --             --
   Proceeds from issuance of  common stock                   --              25             --             --              25
   Other                                                     --               7             (7)            --             --
                                                     -----------    ------------    -----------   ------------     ------------
   Net cash provided by (used in) financing activities    8,690          42,956         (5,338)            --          46,308
                                                     -----------    ------------    -----------   ------------     ------------

   Net increase (decrease) in cash and cash equivalents   (100)          20,656             --             --          20,556

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                      101           3,589              1             --           3,691
                                                     -----------    ------------    -----------   ------------     ------------
   END OF PERIOD                                     $        1     $    24,245     $        1    $        --      $   24,247
                                                     ===========    ============    ===========   ============     ============

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--COMMITMENTS AND CONTINGENCIES

         The Company may from time to time enter into forward commitments to sell residential first mortgage loans to reduce risk associated with originating and holding loans for sale. At December 31, 2001, the Company had no outstanding forward commitment contracts. On August 28, 2002, the Company entered into an agreement with Impac whereby Impac has agreed to purchase an aggregate of $200 million of mortgage loans at a predetermined premium of 3.5% on September 30, 2002, October 30, 2002, November 28, 2002, and December 20, 2002.

         From time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets, with the exception of the litigation noted below.

         On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary, HGI, and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the mortgage loans; (2) forfeiture of all profits realized from the sale of the mortgage loans in the secondary market; and (3) refund of two times the past interest paid on the mortgage loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse. Equicredit Corporation of America ("Equicredit"), a co-defendant in the Tomlin action which purchased loans from HGI having an aggregate balance of $31.7 million, has demanded that HGI repurchase these loans pursuant to the loan purchase agreement. Until the issues in the litigation are resolved, the Company believes that the repurchase demand is premature. On September 6, 2002 Equicredit also filed a lawsuit against HGI in the General Court of Justice, Superior Court Division in Mecklenburg County, North Carolina. This is an action for indemnification wherein Equicredit is seeking reimbursement from HGI for any liability that may be found against it in the Tomlin action case. Equicredit seeks reimbursement from HGI for any judgement and/or costs to defend in excess of $10,000. As this action is contingent upon the outcome of the Tomlin action, it is premature and not possible to estimate the outcome or effect it will have on the Company until the case is decided. The Company intends to vigorously defend its position in this matter.

         On July 5, 2002 George and Tammy Vogt served a purported class action against the Company's subsidiary, HGI and Interbay Funding, LLC in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The complaint alleges a violation of Illinois law prohibiting a charge of more than three points in connection with refinancing mortgage loans with an annual percentage rate of eight percent or higher. The suit has been removed to the United States District Court for the Southeastern District of Illinois. The Company has filed a motion to dismiss which is pending at this time. A class certification hearing has not yet been held. The Company intends to vigorously contest this action. Because this case is in its early stages, it is not possible to evaluate the likelihood of an adverse outcome or amount of the potential loss.

         During 2002 and 2001, the Company was in default with respect to certain financial covenants under the Company's revolving warehouse line of credit with Household. In November, 2001, an amendment and forbearance agreement was executed whereby the line of credit was reduced from $40 million to $15 million, a collateral deposit of $1.5 million was required, and the lender agreed to forebear from exercising its rights resulting from the default. In May

                    HOMEGOLD FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of September 30, 2002. An oral agreement increased availability under the facility to $25 million in October, 2002. The Company remains in default with respect to these financial covenants.

         HGI, together with certain other subsidiaries of HGFN (collectively, the "Subsidiary Guarantors"), has guaranteed HGFN's performance of its obligations under its 10-3/4% Senior Notes due 2004 (the "Senior Notes") and the indenture related thereto (the "Indenture"). The original aggregate principal amount of the Senior Notes was $125,000,000; however, as of September 30, 2002, HGFN has repurchased $118,750,000 of the Senior Notes, leaving $6,250,000 in aggregate principal amount outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The discussion below should be read in conjunction with the HomeGold Financial, Inc. and Subsidiaries (the "Company" or "HGFN") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.

FORWARD - LOOKING INFORMATION

         From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This report contains such statements. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Form 10-Q, as well as those made in other filings with the SEC, and other financial discussion and analysis by management that reflect projections of future financial or economic performance of the Company. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief, or current expectations of the Company, its directors, or officers with respect to management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the ability of the Company's primary creditors to demand payment in full at will, the inability of the Company's subsidiary to continue to sell notes and subordinated debentures to investors, lower origination volume due to market conditions, inability to achieve desired efficiency levels, higher losses due to economic downturn or lower real estate values, loss of key employees, negative cash flows and capital needs, delinquencies and losses in securitization trusts, right to terminate mortgage servicing and related negative impact on cash flow, adverse consequences of changes in the interest rate environment, deterioration of creditworthiness of borrowers and risk of default, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, loss of funding sources, loss of ability to sell loans, general lending risks, impact of competition, regulation of lending activities, changes in the regulatory environment, lower than anticipated premiums on loan sales, lower than anticipated origination fees, adverse impact of lawsuits, faster than anticipated prepayments on loans, losses due to breach of representation or warranties under previous agreements and other detrimental developments. To the extent that terrorist attacks or other geopolitical conflicts cause a prolonged negative impact on the economy, the effects may include adverse changes in customers' borrowing, investing or spending patterns; market disruptions; adverse effects on the performance of the United States and foreign equity markets; currency fluctuations; exchange controls; restriction of asset growth; negative effects on credit quality; and other effects that could adversely impact the performance, earnings, and revenue growth of the financial services industry, including the Company. The preceding list of risks and uncertainties, however, is not intended to be exhaustive. Because actual results may differ materially from those projected in this Report for the reasons, among others, listed above, the stockholders and bondholders of the Company are cautioned not to put undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Company during fiscal 2002 and any current reports on Form 8-K filed by the Company.

GENERAL

         The Company is headquartered in Lexington, South Carolina, and primarily engages in the business of originating and selling conforming and sub-prime first and second-lien residential mortgage loan products and issuing notes payable and subordinated debentures to investors through its subsidiary, Carolina Investors, Inc. ("CII"). The Company commenced its lending operations in 1991 through the acquisition of CII, a small mortgage lending company, which had been in operation since 1963.

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

         In the merger, HGFN issued 6,780,944 shares of its common stock (approximately 40% of post-merger shares outstanding) valued at $1.04 per share plus an additional 10 million shares of Series A Non-convertible Preferred Stock, par value $1 per share, for 100% of the outstanding stock of HomeSense. Most of this merger consideration was issued to HomeSense's primary shareholder Ronald J. Sheppard. Until November 19, 2002, Mr. Sheppard was Chief Executive Officer and a director of HGFN, and a director of HGI. The merger was accounted for under the purchase method of accounting. The transaction resulted in $19.0 million of goodwill.

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

SALE OF RETAIL MORTGAGE DIVISION

         HGFN has pursued potential acquirers for its retail mortgage division. After careful consideration of several options, HGFN has reached agreement in principle, subject to completion of definitive documentation, to sell the division to EMMCO Credit Corp., Inc. ("EMMCO"), a company organized by Ronald J. Sheppard who is its principal shareholder. Until his resignation, Mr. Sheppard was the CEO and Chairman of the Board of HGFN. Management believes that the potential return from the sale to EMMCO exceeds other available options and that EMMCO as a stand alone company is better positioned to obtain and maintain favorable warehouse lines of credit.

         HGFN expects that definitive documentation for this transaction will be executed in a matter of days with the following terms:

     o The purchase price would consist of 25 million shares of 8% cumulative preferred stock, par value $1.00 per share, of EMMCO plus a quarterly cash earn-out of 50% of EMMCO's after-tax profits until the aggregate earn-out payments to HGFN shall equal $170 million. If EMMCO or its business is sold prior to the completion of the earn-out period, 50% of the gross proceeds realized from the sale would be by paid directly to HGFN by the purchaser. The approval of HGFN would be required if earn-out proceeds combined with sales proceeds do not equal $170 million.
     o In exchange for the purchase price, EMMCO would receive primarily the following assets:
          o Assignment of leases for certain of the retail mortgage division's locations;
          o The retail mortgage division's equipment and contracts related thereto;
          o $5 million in aggregate principal amount of funded mortgage loans or cash in lieu thereof;
          o All pending and unfunded mortgage loans as of the closing date that EMMCO elects to receive;
          o The 49% membership interest of HGFN in Connected Information Services, LLC, a title insurance joint venture, and all of the capital stock of Surety Mortgage, Inc.
     o Mr. Sheppard would return all of his HGFN Common Stock (6,072,370 shares) and 4,193,125 shares of his HGFN Series A Non-convertible Preferred Stock, par value $1.00 per share ("HGFN Preferred Stock") to HGFN as a contribution to its capital.
     o Mr. Sheppard would return 5,806,875 shares of his HGFN Preferred Stock to HGFN in satisfaction of all of his remaining obligations to HGFN under a non-recourse promissory note dated May 11, 2000 in the principal amount of $5,700,000 with $106,875 of accrued and unpaid interest secured by a pledge of 4,560,000 shares of Mr. Sheppard's HFGN Common Stock and 5,700,000 shares of Mr. Sheppard's HGFN Preferred Stock.

         Completion of the proposed transaction with EMMCO is subject to receipt of an independent fairness opinion.

         Paul Banninger, a director of HGFN and formerly President of HomeGold, Inc., also resigned to accept employment with EMMCO. In connection with the resignations of Mr. Sheppard and Mr. Banninger, HGFN's President, Forrest E. Ferrell, has accepted the position of Chief Executive Officer. Mr. Ferrell and Karen A. Miller, HGFN's Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Chief Administrative Officer have been elected to the board of HGFN to replace Mr. Sheppard and Mr. Banninger and Mr. Ferrell has been elected as the Chairman.

         After the sale of the retail mortgage division headquartered in Lexington, SC, the Company will continue to operate its wholesale mortgage operation and its mortgage loan servicing operation. The Company will also continue its investment in FlexCheck, a rapidly expanding payday lending company.

ACQUISITION OF SURETY MORTGAGE, INC.

         On January 1, 2002, the Company, through its subsidiary, HGI, a wholly-owned subsidiary of HGFN, acquired Surety Mortgage, Inc. ("Surety") from Affinity Technology Group, Inc. for $1.4 million through the forgiveness of a $1.0 million note and a cash outlay of $388,000. Surety specializes in the origination and sale of conforming mortgage products. This acquisition has given the Company the ability to originate government-approved residential mortgages which are easier to sell in the secondary markets. Approximately 33% of the Company's production for the first nine months of 2002 was underwritten through this newly acquired subsidiary. The transaction resulted in $882,000 of additional goodwill. The results of operations of Surety are included in the accompanying financial statements from the date of acquisition. All of the capital stock of Surety is expected to be included in the assets sold to EMMCO as described above.

LOAN TO FLEXCHECK HOLDINGS, LLC

         As of September 30, 2002, the Company had made loans in the aggregate amount of $7.5 million to FlexCheck Holdings, LLC ("FlexCheck"), a cash advance company. The Company has no ownership interest in FlexCheck but has an option to purchase an 80% interest for $100,000. The Company anticipates making additional loans to FlexCheck to fund its startup operations. The loans to FlexCheck are secured by a lien on all of its assets.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth certain information derived from the Company's Consolidated Financial Statements expressed as a percentage of total revenues.

                                                FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER,
                                          -------------------------------------- -- ----------------------------------
                                                2002                 2001                2002             2001
                                          -----------------    -----------------    ---------------     ---------- ---
Interest income                                  12.4  %              16.3  %             10.1  %            18.0  %
Servicing income                                  4.9                  8.0                 6.5                6.0
Gross gain on sale of loans                      24.8                 20.1                21.7               20.8
Loan fees, net                                   51.4                 53.5                49.2               54.5
Other revenues                                    6.5                  2.1                12.5                0.7
                                          -----------------    -----------------    ---------------     --------------
         Total revenues                         100.0  %             100.0  %            100.0  %           100.0  %
                                          =================    =================    ===============     ==============

  Interest expense                               36.5  %              36.3  %             28.0  %            38.9  %
  Provision for credit losses                   (0.5)                   .5               (1.2)                1.4
Cost of real estate owned and
      defaulted loans                              --                  3.0               (2.1)                 .5
Salaries, wages and employee
      benefits                                   71.5                 61.7                59.8               68.2
Business development costs                       13.3                  2.8                12.2             (33.2)
Restructuring costs                             (0.7)                  2.2               (1.7)              (2.5)
Other general and administrative
      expenses                                   37.4                 40.4                27.5               45.8
                                          -----------------    -----------------    ---------------     --------------
Loss before income taxes, minority
      interest and extraordinary item           (57.5)               (46.9)              (22.5)             (19.1)
Provision for income taxes                        0.9                  1.1                 0.9                0.9
  Minority interest in (income) loss
       of subsidiaries                             --                   --                                     --
                                                                                        --
  Extraordinary item - gain on
       extinguishment of debt, net                 --                   .4                  --                 --

                                          -----------------    -----------------    ---------------     --------------
         Net loss                               (58.4) %             (47.6) %            (23.4) %             20.0 %
                                          =================    =================    ===============     ==============


RESULTS OF OPERATIONS

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

         The Company recognized a net loss of $29.0 million for the nine months ended September 30, 2002 as compared to a net loss of $19.9 million for the nine months ended September 30, 2001.

         Total revenues for the nine months ended September 30, 2002 increased $8.0 million, or 19.1%, compared to the nine months ended September 30, 2001. The increase in total revenues resulted from a $4.0 million, or 47.3%, increase in gain on sale of loans, a $3.2 million, or 14.4%, increase in origination fee income, and a $2.3 million, or 260.0%, increase in other income, partially offset by a $0.9 million, or 27.0%, decrease in servicing fee income and a $0.6 million, or 9.4% decrease in interest income.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales and an increase in the average premium obtained in the 2002 period compared to the 2001 period. In the 2002 period, the Company had mortgage whole loan sales of $549.8 million at an average premium of 2.2% compared to mortgage whole loan sales of $441.5 million at an average premium of 1.6% in the 2001 period. The higher sales were primarily a result of a $150.0 million increase in loan production related to the Company's emphasis on retail production and an increase in loan officers from 251 at September 30, 2001 to 492 at September 30, 2002. The Company attributes the higher premiums received to market conditions.

         The increase in origination fee income was a direct result of an increase in production. In the 2002 period, the Company had total loan originations of $703.0 million, as compared to $553.0 million for the 2001 period. The 27.1% increase in production was partially offset by lower origination fees realized per closed loan.

         The increase in other income was related to two separate transactions. The first was the $0.7 million management fee for services provided to FlexCheck which was recorded during the third quarter of 2002. The second transaction was the reversal of a $1.5 million reserve for possible impairment on the Pelham Road building in Greenville, S.C. During 2002, the Company continued to partially occupy the building and depreciation continued. As such, the Company intends to hold and use the building and the facility is used as collateral for one of the Company's warehouse lines. The book value of the facility approximates the value of two separate appraisals rendered on the facility.

         The decline in servicing income was due to a decrease in the average serviced loan portfolio from repayments of loans in the securitized pools as well as amortization of the residual assets.

         The reduction in interest income resulted from the reduction in the period of time between closing a loan and selling that loan to an investor. As a result, a loan earned interest for fewer days while on the warehouse line.

         Total expenses for the nine months ended September 30, 2002 increased $17.0 million, or 27.7%, compared to the nine months ended September 30, 2001. The increase in total expenses resulted primarily from a $9.8 million, or 37.8%, increase in personnel costs; a $5.5 million, or 465.6%, increase in business development costs; a $3.0 million, or 19.9%, increase in interest expense; and a $1.7 million, or 10.1%, increase in other general and administrative expenses, partially offset by a $1.3 million, or 99.1%, decrease in costs on owned real estate and defaulted loans; a $0.4 million, or 230.2%, decrease in provision for credit losses; and a $1.3 million, or 140.2%, reduction in restructuring costs.

         The increase in personnel costs resulted primarily from the ramping-up of the production centers in 2002. The number of loan officers increased from 251 at September 30, 2001 to 492 at September 30, 2002. At September 30, 2002, the Company had 1,158 employees compared to 712 employees at September 30, 2001. Likewise, the increase in other general and administrative costs was primarily attributable to the additional costs associated with an increase in employees and new production facilities.

          The increase in business development costs resulted from the Company enhancing its marketing efforts to expand its loan production. The expansion of the production centers resulted in a net growth of 241 loan officers from the 2001 period to 2002.

         The increase in interest expense resulted from additional borrowings associated with the increase in the Company's subordinated debt, which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2001.

         The decreases in costs on real estate owned and defaulted loans and the provision for credit losses totalling $1.7 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 were primarily a result of the Company's focused efforts to minimize the costs associated with maintaining and selling properties acquired in satisfaction of debt. The allowance for credit losses is analyzed on a quarterly basis for adequacy. Based on the level of loans held for investment and the lower loan delinquency rates, the allowance for credit losses was determined to be adequate as of September 30, 2002, and no additional provision was required. The decrease in costs on owned real estate and defaulted loans was expected due to the Company's aggressive liquidation in 2002 of real estate acquired through foreclosure.

         Restructuring costs decreased by $1.3 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. These charges were related to a restructuring of the Company's departmental reporting structure and the relocation of the Company's corporate headquarters from Greenville, S.C. to Lexington, S.C. in 2001. During the third quarter of 2002, the Company determined that the restructuring was substantially complete. As a result, excess reserves were used to reduce restructuring costs.

         The Company recorded current tax expense of $449,000 and $456,000 for the 2002 and 2001 periods, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense resulted from "excess inclusion income". Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. Securitizations since 2000 were structured utilizing alternative structures that do not generate excess inclusion income.

         During the 2001 period, the Company realized a $153,000 extraordinary gain on the extinguishment of debt related to the purchase of $211,000 of its Senior Notes. At September 30, 2002, the Company had $6.3 million of Senior Notes outstanding.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

         The Company recognized a net loss of $4.9 million for the three months ended September 30, 2002 as compared to a net loss of $2.8 million for the three months ended September 30, 2001.

         Total revenues increased $7.4 million, or 54.0%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase in total revenues resulted from a $2.9 million, or 39.0%, increase in origination fee income; a $2.5 million, or 2708.5%, increase in other income; a $1.7 million, or 60.7%, increase in gain on sale of loans income; and a $0.5 million, or 67.0%, increase in servicing fee income, partially offset by a $0.3 million, or 14.1%, decrease in interest income.

         The increase in origination fee income was a direct result of an increase in production. In the 2002 period, the Company had total loan originations of $267.3 million, as compared to $193.0 million for the 2001 period. The 38.5% increase in production also resulted in a higher volume of loans sold during the three-month period.

         The increase in other income was related to two separate transactions. The first was the $0.7 million management fee for services provided to FlexCheck which was recorded during the third quarter of 2002. The second transaction was the reversal of a $1.5 million reserve for possible impairment on the Pelham Road building in Greenville, S.C. During 2002, the Company continued to partially occupy the building and depreciation continued. As such, the Company intends to hold and use the building and the facility is used as collateral for one of the Company's warehouse lines. The book value of the facility approximates the value of two separate appraisals rendered on the facility.

         The increase in gains on sale of loans resulted from an increase in the volume of loan sales partially offset by a decrease in the average premium obtained in the 2002 period compared to the 2001 period. In the 2002 period, the Company had mortgage whole loan sales of $214.9 million at an average premium of 1.5% compared to mortgage whole loan sales of $155.1 million at an average premium of 1.9% in the 2001 period. The Company also signed a forward commitment with one of its warehouse lenders that states the lender will purchase the loans on the warehouse line for a 3.5% premium. At September 30, 2002, the Company recorded $1.2 million due to the accrual of gain on loan sale income.

         The increase in servicing income was due to an increase in the average yield on loans receivable outstanding as compared to the prior period.

          The reduction in interest income resulted from the reduction in the period of time between closing a loan and selling that loan to an investor. As a result, a loan earns interest for fewer days while on the warehouse line.

         Total expenses for the three months ended September 30, 2002 increased $9.5 million, or 58.3%, compared to the three months ended September 30, 2001. The increase in total expenses resulted primarily from a $7.1 million, or 156.6%, increase in business development costs; a $3.3 million, or 34.8%, increase in salaries, wages, and employee benefits; and a $0.6 million, or 10.9%, increase in interest expense, partially offset by a $0.5 million, or 718.3%, decrease in costs on real estate owned and defaulted loans; a $0.4 million, or 230.2%, decrease in provision for credit losses; and a $0.5 million, or 7.6%, decrease in other general and administrative costs.

         The increase in business development costs was a result of a change that took place in the prior year. During the 2001 period, the Company began to amortize its prepaid direct mail costs over twelve months instead of the previously used six months. This change in length of the amortization period in 2001 created a third quarter credit in business development costs for the 2001 period. The Company has been able to maintain an equivalent cash outflow for business development costs for 2002 as compared to 2001, despite the increase in number of loan officers requiring marketing leads.

         The increase in personnel costs resulted primarily from the ramping-up of the production centers in 2002. The number of loan officers increased from 251 at September 30, 2001 to 492 at September 30, 2002. At September 30, 2002, the Company had 1,158 employees compared to 712 employees at September 30, 2001.

         The increase in interest expense was the result of additional borrowings associated with the increase in the Company's subordinated debt, which was partially offset by a decrease in interest costs related to the reduction of outstanding senior unsecured notes resulting from the Company's repurchase of notes throughout 2001.

         The decreases in costs on real estate owned and defaulted loans and provision for credit losses totalling $0.9 million for the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001 were primarily a result of the Company's focused efforts to minimize the costs associated with maintaining and selling properties acquired in satisfaction of debt. The allowance for credit losses is analyzed on a quarterly basis for adequacy. Based on the level of loans held for investment and the lower loan delinquency rates, the allowance for credit losses was determined to be adequate as of September 30, 2002, and no additional provision was required. The decrease in costs on owned real estate and defaulted loans has been expected due to the Company's aggressive liquidation in 2002 of real estate acquired through foreclosure.

         The decrease in other general and administrative costs was a result of a $1.2 million, or 58.8%, decrease in loan origination costs, partially offset by a $0.5 million, or 359.2%, increase in office rent, and a $0.2 million, or 67.2%, increase in outside office services. The change in loan origination costs was due to the company gaining efficiencies related to appraisal costs and credit bureau expenses. The increase in office rent and outside office services was related to the 14 new production branches opened in 2002.

         The Company recorded current tax expense of $180,000 and $127,000 for the quarters ended September 30, 2002 and 2001, respectively, although the Company generated a pre-tax loss before extraordinary item for both periods. The current tax expense results from "excess inclusion income". Excess inclusion income is a result of the Company's securitizing loans in pools to third party investors using a REMIC structure. These transactions generate income for the Company that is included in the overall loss from operations. However, according to IRS regulations, a portion of that income is subject to federal tax in the current period regardless of other period losses or NOL carryovers otherwise available to offset regular taxable income. The excess inclusion income approximates the net interest the Company receives on the loans in the pools after the bondholders are paid their share of the interest less the sum of the daily accruals, an amount allowed for tax purposes as a reasonable economic return on the retained ownership interest. The extraordinary gain on the extinguishment of debt (discussed below) is net of $0 tax since the gain was offset against prior NOLs and did not result in any incremental increase in current income tax expense. Securitizations since 2000 were structured utilizing alternative structures that do not generate excess inclusion income.

FINANCIAL CONDITION

         Net loans receivable increased to $59.3 million at September 30, 2002 from $44.7 million at December 31, 2001. The increase in net loans receivable resulted primarily from an increase in loans retained for investment purposes of $5.4 million as of September 30, 2002 and increased production during the first nine months of 2002 compared to the fourth quarter of 2001. Average monthly loan production in 2002 to date was $78.1 million compared to average monthly loan production of $68.6 million during the fourth quarter of 2001.

         Other receivables increased to $20.2 million at September 30, 2002 compared to $9.6 million at December 31, 2001. During 2002, HGFN entered into a $15 million revolving credit agreement with FlexCheck, a cash advance company, whereby HGFN is the creditor and FlexCheck is the borrower. The note bears interest at a rate of 3% plus the weighted average interest rate paid by CII on its outstanding debentures and floating rate notes, is collateralized by the assets of FlexCheck, and terminates on June 30, 2006. At September 30, 2002, HGFN had a $7.5 million receivable under this agreement.

         The net residual receivables were $49.1 million at September 30, 2002, compared to $49.3 million at December 31, 2001. The small decrease resulted primarily from the mark-to-market adjustments of the residual assets.

         The primary sources for funding the Company's receivables are borrowings issued under various credit arrangements (including the warehouse lines of credit, CII notes payable to investors and subordinated debentures) and the sale or securitization of loans. At September 30, 2002, the Company had $37.3 million outstanding under revolving warehouse lines of credit and other obligations to banks, compared to $25.6 million at December 31, 2001. At September 30, 2002, the Company had $266.8 million of CII notes payable to investors and subordinated debentures outstanding, compared with $231.1 million at December 31, 2001.

         The aggregate principal amount of outstanding Senior Notes was $6.3 million at September 30, 2002 and December 31, 2001. The Company may, from time to time, purchase more of its Senior Notes depending on the Company's cash availability, market conditions, and other factors.

         The total shareholders' deficit at September 30, 2002 was $113.3 million, compared to $84.1 million at December 31, 2001. This increase is attributable to the net loss of $29.0 million for the nine months ended September 30, 2002.

GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern, a defined term in professional accounting standards, is a basic underlying assumption for most accounting methods (in particular, accrual based financial statements such as these) and indicates the Company will fulfill its operational objectives and commitments.

         HGFN has sustained substantial operating losses in recent years (including a $53.1 million loss from operations in 2001) and had a shareholders' deficit of $84.1 million at December 31, 2001. At September 30, 2002, the shareholders' deficit was $113.3 million. The Company incurred a $29.0 million net loss during the nine months ended September 30, 2002. The Company's losses began in 1998 when the subprime lending industry suffered a significant downturn. This was primarily due to global shifts in the capital markets which reduced by over 80% the margin available on the resale of loans in the secondary markets. More than 60% of the Company's stand-alone, publicly-traded competitors were forced out of business. These losses continued through 1999. In May 2000, HomeSense merged into a subsidiary of HGFN and, under new management, HGFN rededicated itself to making the subprime lending operation profitable. The Company's losses are being financed primarily by increases in notes payable to investors and subordinated debentures of the Company's wholly-owned subsidiary, Carolina Investors, Inc. ("CII"). Although the losses have continued into 2002, the new management team of HGFN has taken steps to reverse these negative trends by implementing operating changes which include, but are not limited to, the following:

     o    Opening 14 additional production facilities during 2002;
     o    Strengthening the depth of experienced production center managers;
     o Increasing the number of loan officers from 236 at December 31, 2001, to 492 at September 30, 2002;
     o Continuing to increase a "conforming loan" product that was initiated in early 2001 to utilize higher credit quality leads which were previously wasted;
     o    Re-entering the wholesale production market in 2002 ;
     o Overhauling the marketing plan to produce lower cost, higher efficiency leads and to utilize recycled leads as a major component of the overall marketing efforts;
     o Reducing the costs of originating loans by requiring payment for appraisals at the time the appraisal is performed and by negotiating reduced prices for credit bureau reports;
     o Modifying incentive compensation plans for production associates to focus efforts on more profitable production;
     o    Reducing non-core operating and general overhead.

     The recurring operating losses and deficit equity of HGFN, despite the existence of the foregoing measures, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes the actions discussed above will provide the opportunity for the Company to continue as a going concern; however, there can be no assurance the Company will be able to continue as a going concern.

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

         The percentage of total serviced mortgage loans past due 30 days or more decreased to 6.6% at September 30, 2002 compared to 10.2% at December 31, 2001. Although management considers the allowance appropriate and adequate to cover inherent losses in the loan portfolio, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not occur. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for possible credit losses will not be required.

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

         The Company's allowance for loan loss as a percentage of gross loans was 7.4% at September 30, 2002 and 11.3% at December 31, 2001. The Company considers its allowance for credit losses at September 30, 2002 to be adequate in view of the Company's ability to sell a significant portion of its loans, improving loss experience, and the secured nature of most of the Company's outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires continued access to short and long-term sources of debt financing and equity capital. Primarily as a result of selling fewer loans than were originated and as a result of its operating losses, the Company experienced negative cash flows from operating activities of $104.0 million and $113.4 million, for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Company had a shareholders' deficit of $113.3 million. Although the Company's goal is to achieve a positive cash flow each quarter, no assurance can be given that this objective will be attained due to the higher level of cash required to fund loans purchased and originated and costs of operating the newly opened production centers until production levels support operating costs for the centers. Currently, the Company's primary operating cash uses include the funding of (i) loan originations and purchases pending their securitization or sale, (ii) interest expense on CII investor savings notes, senior unsecured debt and its revolving warehouse credit and purchase facilities ("Credit Facilities"), (iii) fees, expenses, overcollateralization, servicer advances and tax payments incurred in connection with the securitization program and (iv) ongoing administrative and other operating expenses. The Company's primary operating sources of cash are
(i) cash gains from whole-loan mortgage loan sales, (ii) cash payments of contractual and ancillary servicing revenues received by the Company in its capacity as servicer for securitized loans, (iii) interest income on loans receivable and certain cash balances, (iv) fee income received in connection with its retail mortgage loan originations, (v) excess cash flow received in each period with respect to residual receivables, (vi) cash borrowed under its credit facilities, and (vii) proceeds from CII notes and debentures.

         The Company overcollateralizes loans as a credit enhancement on the mortgage loan securitization transactions. This requirement creates negative cash flows in the year of securitization. The Company decided to securitize seasoned first and second mortgages in 2001, and conducted whole loan sales for the majority of the mortgages produced during 2001. Currently the Company plans to conduct whole loan sales throughout 2002. This strategy is designed to maximize liquidity and profitability. Cash flow is also enhanced by the generation of loan fees in its retail mortgage loan operation. On August 28, 2002, the Company entered into an agreement with Impac whereby Impac has agreed to purchase an aggregate of $200 million of mortgage loans at a predetermined premium of 3.5% on September 30, 2002, October 30, 2002, November 28, 2002, and December 20, 2002.

         Cash and cash equivalents were $8.2 million at September 30, 2002 and $26.4 million at December 31, 2001. Cash used in operating activities was $104.0 million for the nine months ended September 30, 2002, compared to cash used in operating activities of $113.4 million for the nine months ended September 30, 2001. Cash provided by investing activities was $38.5 million and $87.6 million for the nine months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities was $47.3 million for the nine months ended September 30, 2002, compared to $46.3 million for the nine months ended September 30, 2001. The decrease in cash used in operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due principally to a higher percentage of loans sold in 2002 and increased efficiencies in operations. The reduction in cash provided by investing activities was primarily from additional loans retained for investment purposes in 2002 and lower principal collections on loans not sold. The decrease in cash provided by financing activities was due principally to the increase in advances on warehouse lines of credit net of repayments.

         The Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with Household Commercial Financial Services ("Household") as of March 31, 2002. That facility currently bears interest at the prime rate plus

..25%, requires a $1.5 million collateral deposit, and is due on demand. The Company and all of its subsidiaries (other than special purpose subsidiaries) are guarantors under the agreement. The Company's subsidiary, CII, secured its guaranty of the Household facility with a mortgage on the former Company headquarters located at 3901 Pelham Road in Greenville, S.C. During 2000 and 2001, amendments and forbearance agreements were executed whereby Household agreed to forebear from exercising its rights on account of existing events of default related to financial covenants. The Company remains in default with respect to the same financial covenants. In May of 2002, Household gave notice of termination of its forbearance effective August 31, 2002. Subsequent to notifying the Company of the termination of the forbearance, Household reduced the discretionary availability under the facility to $10 million. Prior to execution of a Forbearance Expiry agreement by either Household or the Company, Household withdrew its notice of termination of the forbearance leaving the discretionary availability under the facility at $10 million as of September 30, 2002. An oral agreement increased availability under the facility to $25 million in October, 2002. The outstanding balance under the Household line of credit was $4.7 million at September 30, 2002.

         At September 30, 2002, the Company's subsidiary, HGI, had a $15 million revolving warehouse line of credit with The Provident Bank ("Provident") orally increased to $20 million. Whether to make advances under the line was at Provident's sole discretion. Interest on the line varied on a loan by loan basis and ranged from the LIBOR rate plus 1.5% to the LIBOR rate plus 3.5%, depending on the grade and age of the mortgage funded. The agreement allowed for a rate reduction from the base rates if certain monthly funded volume targets were met. The agreement required a $3.1 million collateral deposit. Provident held a first mortgage on the Company's headquarters at 113 Reed Avenue in Lexington, South Carolina. The outstanding balance under the Provident line of credit was $1.8 million at September 30, 2002. The line of credit was paid in full and terminated in October, 2002.

         HGI has a $25 million warehouse line of credit with Impac Mortgage Acceptance Corp. ("Impac"), verbally increased to $45 million as of September 30, 2002. The facility bears interest at the prime rate plus 1.75%, requires a collateral deposit of $2.5 million, and may be terminated by Impac without notice. Advance rates on fundings range from 96% to 100% of the principal amount, depending on the type and source of the mortgage. The outstanding balance under the Impac line of credit was $30.7 million at September 30, 2002. The Company and its subsidiary, CII, have guaranteed the obligations of HGI under the Impac credit agreement. Impac has notified the Company that the line will decrease to $40 million on November 30, 2002, $35 million on December 31, 2002, $30 million on January 31, 2003, $15 million on February 28, 2003, and the line will terminate on March 31, 2003.

         All of the Company's warehouse lines charge custodial fees, processing fees, and other miscellaneous fees on an individual loan basis ranging from $20 to $285. These charges are included in interest expense on the Company's statement of operations.

         All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company's ability to originate loans.

         During 1997, the Company sold $125.0 million in aggregate principal amount of 10 3/4% Senior Notes due 2004. The Senior Notes due 2004 constitute unsecured indebtedness of the Company. The Senior Notes due 2004 are redeemable at the option of the Company, in whole or in part, on or after September 15, 2001, at predetermined redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes due 2004 are fully and unconditionally guaranteed (the "Subsidiary Guarantees") jointly and severally on an unsecured basis (each, a "Guarantee") by certain of the Company's subsidiaries (the "Subsidiary Guarantors"). With the exception of the Guarantee by CII, the Subsidiary Guarantees rank on par with the right of payment with all existing and future unsubordinated indebtedness of the Subsidiary Guarantors and senior in right of payment to all existing and future subordinated indebtedness of such Guarantors. The Guarantee by CII is equal in priority to CII's notes payable to investors and is senior to CII's subordinated debentures. The Company purchased $5.0 million in aggregate principal amount of the Senior Notes in 2001. At September 30, 2002 and December 31, 2001, $6.3 million in aggregate principal amount of Senior Notes were outstanding. The Company's repurchase of Senior Notes in 2001 was accomplished through a tender offer and a solicitation of consents of holders of the Senior Notes to the elimination of most of the restrictive covenants, certain events of default and related definitions from the Senior Notes Indenture. The Company received sufficient consents to amend the original Indenture, consequently, as of November 2001, most of the restrictive covenants in the original Indenture no longer exist.

         CII engages in the sale of CII Notes to investors. The CII Notes are comprised of senior notes and subordinated debentures bearing fixed rates of interest which are sold by CII only to South Carolina residents. The offering of the CII Notes is registered under South Carolina securities law and is believed to be exempt from Federal registration under the Federal intrastate exemption. CII believes it conducts its operations so as to qualify for the safe harbor provisions of Rule 147 promulgated pursuant to the Securities Exchange Act of 1933, as amended (the "Securities Act"). At September 30, 2002 and December 31, 2001, CII had an aggregate of $225.6 million and $201.0 million of investor notes outstanding, respectively, and an aggregate of $41.1 million and $30.1 million, respectively, of subordinated debentures outstanding. The investor notes and subordinated debentures are subordinate in priority to the warehouse lines. Maturities of the CII notes and debentures generally range from one to two years.

         The Company's primary objective is to return to profitability; however, monthly operating losses will continue into 2003. The Company continually evaluates the need to establish other sources of capital and will pursue those it considers appropriate based upon its needs and market conditions. The Company currently does not anticipate incurring further significant capital expenditures during the remainder of 2002.

LOAN SALES AND SECURITIZATIONS

         The Company sells or securitizes substantially all of its loans. The Company sells its production on a whole loan basis (servicing released), principally to secure the additional cash flow associated with the premiums paid in connection with such sales and to eliminate the credit risk associated with the mortgage loans. However, no assurance can be given that the mortgage loans can be sold. To the extent that the loans are not sold, the Company retains the risk of loss. For the nine months ended September 30, 2002 and 2001, the Company sold $549.8 million and $441.5 million of mortgage loans, respectively. On August 28, 2002, the Company entered into an agreement with Impac whereby Impac has agreed to purchase an aggregate of $200 million of mortgage loans at a predetermined premium of 3.5% on September 30, 2002, October 30, 2002, November 28, 2002, and December 20, 2002.

         No loans were securitized in the first nine months of 2002. The Company completed a servicing released securitization in the second quarter of 2001 for $9.9 million. This transaction resulted in a $3.5 million residual certificate. The Company has utilized securitizations in previous years principally to provide a lower cost of funds and reduce interest rate risk, while building servicing revenues by increasing the serviced portfolio. In connection with its securitizations, the Company has retained interest-only residual certificates representing residual interests in the trusts created by the securitization transactions. These subordinate residual securities totaled $49.1 million and $49.3 million, net of allowances, at September 30, 2002 and December 31, 2001, respectively.

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

ACCOUNTING CONSIDERATIONS

         Refer to Note 1 to the Consolidated Financial Statements included herein for a discussion of accounting considerations.

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

         At September 30, 2002 the Company's deferred tax asset of $143.8 million was fully reserved. Although the Company expects to utilize its operating loss carryforwards, a valuation allowance was established in accordance with SFAS No. 109. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset based on analysis of available evidence. Management has concluded that a valuation allowance is required to sufficiently reduce the deferred tax asset based upon their analysis. The analysis is performed on a quarterly basis using the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Total net operating losses do not begin to expire until 2006 and beyond.

HEDGING ACTIVITIES

         The Company's profitability may be directly affected by fluctuations in interest rates. While the Company monitors interest rates, it may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, however, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. Since the interest rates on the Company's warehouse lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after loans are originated and prior to their sale could have a material adverse effect on the Company's results of operations and financial condition. The ultimate sale of the Company's loans generally will fix the spread between the interest rates paid by borrowers and the interest rates paid to investors in securitization transactions with respect to such loans, although increases in interest rates may narrow the potential spread that existed at the time the loans were originated by the Company. Without hedging these loans, increases in interest rates prior to sale of the loans may reduce the gain on sale or securitization of loans earned by the Company. There were no significant hedging positions as of September 30, 2002.

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

         While the Company monitors interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no significant open hedging positions at September 30, 2002.

         As of September 30, 2002, there have been no material changes from the market risk sensitivity analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The disclosures related to the market risk of HGFN should be read in conjunction with HGFN's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in HGFN's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed within the last ninety days under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. Also as a result of that evaluation, the CEO and CFO made improvements to the Company's internal controls during the quarter ended September 30, 2002. The Company's goal is to monitor disclosure controls and internal controls and to make modifications as necessary so that these controls are dynamic systems that change as conditions warrant.

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

                      On August 20, 1999, Janice Tomlin, Isaiah Tomlin, and Constance Wiggins filed a purported class action lawsuit ("Tomlin action") in New Hanover County, North Carolina Superior Court. That suit has been transferred to North Carolina Business Court. The suit was filed against the Company's subsidiary, HomeGold, Inc., and others alleging a variety of statutory and common law claims arising out of mortgage loans they obtained through Chase Mortgage Brokers ("Chase"). On February 22, 2000, Michael and Kimberly Chasten filed a similar action in Duplin County, North Carolina Superior Court. On April 13, 2000 Reginald Troy filed a similar action in New Hanover County, North Carolina Superior Court. The plaintiffs in all of these cases are seeking unspecified monetary damages which fall into three basic categories: (1) refund of all fees charged by Chase in connection with the mortgage loans;
                      (2) forfeiture of all profits realized from the sale of the mortgage loans in the secondary market; and (3) refund of two times the past interest paid on the mortgage loans, and forfeiture of future interest. The complaints in all of these cases allege participation by HGI in an arrangement with Chase under which Chase allegedly failed to make necessary disclosures to the borrowers, and charged excessive and duplicative fees to the borrowers, and under which Chase allegedly received undisclosed premiums. On February 1, 2002, the Court granted to the plaintiffs in the Tomlin action their motion for class certification. HGI intends to vigorously contest these cases. Because these matters are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the amount of potential loss. Management believes that if any of these causes of action is determined adversely, the effect on the financial condition of the Company could be materially adverse. Equicredit Corporation of America, a co-defendant in the Tomlin action which purchased loans from HGI having an aggregate balance of $31.7 million, has demanded that HGI repurchase these loans pursuant to the loan purchase agreement. Until the issues in the litigation are resolved, the Company believes that the repurchase demand is premature. On September 6, 2002 Equicredit also filed a lawsuit against HGI in the General Court of Justice, Superior Court Division in Mecklenburg County, North Carolina. This is an action for indemnification wherein Equicredit is seeking reimbursement from HGI for any liability that may be found against it in the Tomlin action. Equicredit seeks reimbursement from HGI for any judgement and/or costs to defend in excess of $10,000. As this action is contingent upon the outcome of the Tomlin action, it is premature and not possible to estimate the outcome or effect it will have on the Company. The Company intends to vigorously defend its position in this matter.

                      On July 5, 2002 George and Tammy Vogt served a purported class action against the Company's subsidiary, HomeGold, Inc. and Interbay Funding, LLC in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The complaint alleges a violation of Illinois law prohibiting a charge of more than three points in connection with refinancing mortgage loans with an annual percentage rate of eight percent or higher. The suit has been removed to the United States District Court for the Southeastern District of Illinois. The Company has filed a motion to dismiss which is pending at this time. A class certification hearing has not yet been held. The Company intends to vigorously contest this action. Because this case is in its early stages, it is not possible to evaluate the likelihood of an adverse outcome or amount of the potential loss.


Item 3.           Defaults Upon Senior Securities

                     See Note 7 to the consolidated financial statements of the Company which is incorporated herein by reference.

Item 5.           Other Information

                      On August 26, 2002, David C. Gaffney, Executive Vice President and General Counsel, resigned. On August 29, 2002, Kevin G. Martin, Executive Vice President and Chief Financial Officer, resigned. Karen A. Miller has been appointed Chief Financial Officer.


                      On November 19, 2002, Ronald J. Sheppard, previously the Company's Chairman and Chief Executive Officer, and Paul Banninger, previously a director of the Company and the Chief Executive Officer of the Company's wholly-owned subsidiary HomeGold, Inc., resigned from all directorships and offices that they hold with the Company and all of its subsidiaries. The remaining directors appointed Forrest E. Ferrell, the Company's President and Chief Operating Officer, and Karen A. Miller, the Company's Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as directors of the Company. The Board also appointed Mr. Ferrell as Chairman and Chief Executive Officer of the Company.

Item 6.           Exhibits and Reports on Form 8-K
                      a)     Exhibits

                  10.11.5 Purchase Price and Terms Agreement between Impac Mortgage Acceptance Corp. and HomeGold, Inc. dated August 28, 2002

                  99.1      Certificate of Chief Executive Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      b)     Reports on Form 8-K
                             -------------------

                             A report on Form 8-K was filed on October 15, 2002 which reported that upon recommendation by the Audit Committee, on October 11, 2002, the Board of Directors of HomeGold Financial, Inc. replaced Elliott Davis, LLC who declined to stand as auditors for 2002 and engaged Moore Kirkland & Beauston LLP to serve as the Company's auditors for the year ending December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOMEGOLD FINANCIAL, INC.

Date: November 19, 2002
                                          By:     \s\ Forrest E. Ferrell
                                          -------------------------------
                                          Forrest E. Ferrell
                                          Chief Executive Officer and Chairman

Date: November 19, 2002
                                          By:     \s\ Karen A. Miller
                                          --------------------------------
                                          Karen A. Miller
                                          Executive Vice President
                                          Chief Financial Officer
                                          Treasurer

                                 CERTIFICATIONS


I, Forrest E. Ferrell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HomeGold Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  November 19, 2002          /s/  Forrest E. Ferrell
                                           -----------------------------------
                                           Chief Executive Officer and Chairman

                                 CERTIFICATIONS


I, Karen Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HomeGold Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002                  /s/  Karen A. Miller
                                          -----------------------------------
                                          Chief Financial Officer